Form 10QSB
period 2000-03-31
TROYDEN CORP
filed 2000-05-15
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

           [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2000

                        Commission File Number 000-29929

                               TROYDEN CORPORATION
           (Exact name of small business as specified in its charter)

                   Nevada                               33-0786959
       (State  or  other  jurisdiction  of            (IRS  Employer
         incorporation  or  organization)          Identification  Number)


                1135 Terminal Way, Suite 209, Reno, Nevada 89502
                    (Address of principal executive offices)

                                 (619) 960-6699
                           (Issuer's telephone number)

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Common  Stock            310,000  shares  outstanding
             $.001  Par  Value          as  of  March  31,  2000


     Traditional  Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                               TROYDEN CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

PART  I.   Financial  Information

Item  1.   Financial  Statements  (Unaudited)

           - Condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999
           - Condensed consolidated statements of operations three months ended March 31, 2000, and Year Ended December 31, 1999
           - Condensed consolidated statements of cash flows nine months ended March 31, 2000, and Year Ended December 31, 1999
           -  Notes  to  condensed  consolidated  financial  statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART  II.  Other  Information
           Signatures

                               TROYDEN CORPORATION
                                 BALANCE SHEETS

                                   3 MONTHS   12 MONTHS
                                     ENDED      ENDED
                                   03/31/00   12/31/99
                                 (Unaudited)

ASSETS

CURRENT  ASSETS                   $        0  $       0

PROPERTY  AND  EQUIPMENT                   0          0

OTHER  ASSETS
   Organization  Costs                    75         75
                                 -----------  ---------

TOTAL  ASSETS                             75         75
                                 ===========  =========


LIABILITIES AND
  STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
   Bank  Overdraft                        0           0
   Accrued  Income  Taxes
                                     16,460      16,460
                                 ----------  ----------

                                     16,460      16,460

STOCKHOLDERS'  EQUITY
   Common  Stock                      3,010       3,010
   Accumulated  Deficit             (19,395)    (19,395)
   Dividends                              0           0

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                  75          75
                                 ==========  ==========

                               TROYDEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                   3 MONTHS   12 MONTHS
                                     ENDED      ENDED
                                   03/31/00   12/31/99
                                 (Unaudited)


REVENUE
   Management  Fees              $         0  $       0

OPERATING  EXPENSES
   Amortization                            0         25
   Automobile                              0          0
   Bank  Charges                           0          0
   Depreciation                            0          0
   Loss  on  Disposal  of  Asset           0          0
   Meals  &  Entertainment                 0          0
   Office  Supplies                        0          0
   Penalties  &  Interest                  0      1,303
   Professional  Services                  0          0
   Rent                                    0          0
   Repairs  &  Maintenance                 0          0
   Tax  &  License                         0          0
   Telephone                               0          0
   Travel                                  0          0
                                 -----------  ---------
                                           0      1,328

LOSS  BEFORE  TAX                         (0)    (1,328)

INCOME  TAX  EXPENSE  (Note  4)            0        800
                                 -----------  ---------

NET  LOSS                                 (0) $  (2,128)
                                 ===========  =========

                               TROYDEN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                            3 MONTHS   12 MONTHS
                                              ENDED      ENDED
                                            03/31/00   12/31/99
                                          (Unaudited)

COMMON  STOCK  -  BEGINNING  OF  YEAR     $     3,010  $    3,000
   Common  Stock  Issued                            0          10
                                          -----------  ----------

COMMON  STOCK                                   3,010       3,010

ACCUMULATED DEFICIT - BEGINNING OF YEAR       (19,395)    (17,267)
   1139  Tax  Refund                                0           0
   Net  Loss                                        0      (2,128)
   Dividends                                        0           0

ACCUMULATED  DEFICIT                          (19,395)    (19,395)

TOTAL  SHAREHOLDERS'  EQUITY              $   (16,385)  $ (16,385)

                               TROYDEN CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                 3 MONTHS   12 MONTHS
                                                   ENDED      ENDED
                                                 03/31/00   12/31/99
                                               (Unaudited)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
   Net  Loss                                   $        0   $ (2,128)

ADJUSTMENTS  TO  RECONCILE  NET  LOSS  TO
 NET  CASH  USED  BY  OPERATING  ACTIVITIES
   Depreciation  and  Amortization                      0         25
   Loss  on  Disposal  of  Assets                       0          0
   Decrease/(Increase)  in  1139  Refund                0          0
   Increase/(Decrease)  in  Accrued  Taxes              0      2,103
   Increase  in  Retained  Earnings
      for  1139  Refund                                 0          0
                                               ----------  ---------

0                                                       0      2,128
                                               ----------  ---------
NET  CASH  USED  BY  OPERATING  ACTIVITIES              0          0

CASH  FLOWS  FROM  INVESTING  ACTIVITIES                0          0

CASH  FLOWS  FROM  FINANCING  ACTIVITIES                0          0

NET  INCREASE/(DECREASE)  IN  CASH                      0          0

CASH,  BEGINNING                                        0          0
                                               ----------  ---------

CASH,  ENDING                                  $        0  $       0
                                               ==========  =========

SUPPLEMENTAL  DISCLOSURES
   Interest  Paid                              $        0  $       0
   Income  Taxes  Paid                         $        0  $       0

                               TROYDEN CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS

GENERAL

Troyden Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000 since there have been no material changes to the information previously reported by the Company in its audited financial statements of December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TROYDEN  CORPORATION

                         Date:  May  3,  2000        By:  /s/  Larry Davis
                                                          ----------------
                                                          President