Form 10QSB/A
period 2000-03-31
TROYDEN CORP
filed 2000-06-05
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

PART  I.   Financial  Information

Item  1.     Financial  Statements

             -  Accountant's  Review  Report
             -  Balance sheets as of March 31, 2000 and December 31, 1999
             - Statements of Operations for the three months ended March 31, 2000, and year ended December 31, 1999
             - Statements of Cash Flows three months ended March 31, 2000, and year ended December 31, 1999
             -  Notes  to  the  Financial  Statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART  II.    Other  Information
             Signatures

PART  I.
Item  1:

Accountant's  Review  Report

We have reviewed the accompanying balance sheet of Troyden Corporation as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Troyden Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated January 25, 2000, but we have not performed any auditing procedures since that date.


CONSIDINE  &  CONSIDINE
An  Accountancy  Corporation

May  23,  2000

                               TROYDEN CORPORATION
                                 BALANCE SHEETS


                                            3 MONTHS   12 MONTHS
                                              ENDED       ENDED
                                            03/31/00    12/31/99
ASSETS

CURRENT ASSETS                              $      0   $       0

OTHER ASSETS
   Organization Costs (Note 3)                    50          75
                                           ----------  ----------

TOTAL ASSETS                                      50          75
                                           ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                              500           0
   Stockholder Advance (Note 4)                5,475           0
   Accrued Income Taxes (Note 5)              16,830      16,460
                                           ----------  ----------
                                              22,805      16,460

STOCKHOLDERS' EQUITY
   Common Stock (Note 6)                       3,010       3,010
     Accumulated Deficit                    ( 27,765)   ( 19,395)
                                           ----------  ----------
                                           (  22,755)  (  16,385)
                                           ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          50          75
                                           ==========  ==========


              See Accompanying Notes and Accountant's Review Report

                               TROYDEN CORPORATION
                             STATEMENTS OF OPERATIONS



                                   3 MONTHS    12 MONTHS
                                     ENDED       ENDED
                                    03/31/00   12/31/99

REVENUE
   Management Fees               $         0   $      0

OPERATING EXPENSES
   Amortization                           25         25
   Penalties & Interest                  370      1,303
   Professional Services               5,975          0
                                 ------------  ---------
                                       6,370      1,328
                                 ------------  ---------

LOSS BEFORE TAX                  (     6,370)    (1,328)

INCOME TAX EXPENSE (Note 5)                0        800
                                 ------------  ---------

  NET LOSS                      $     (6,370)  $ (2,128)
                                 ============  =========


              See Accompanying Notes and Accountant's Review Report

                               TROYDEN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                          3 MONTHS  12 MONTHS
                                            ENDED     ENDED
                                           3/31/00   12/31/99
  COMMON STOCK - BEGINNING OF YEAR$         3,010     $3,000
   Common Stock Issued                          0         10
                                          --------  ---------

COMMON STOCK - END OF YEAR                   3,010     3,010

ACCUMULATED DEFICIT - BEGINNING OF YEAR    (19,395)  (17,267)
   Net Loss                               (  6,370)   (2,128)
                                          --------  ---------

ACCUMULATED DEFICIT - END OF YEAR          (25,765)  (19,395)

  TOTAL SHAREHOLDERS' EQUITY              $(22,755) $(16,385)
                                          ========  =========


              See Accompanying Notes and Accountant's Review Report

                           TROYDEN CORPORATION
                         STATEMENTS OF CASH FLOWS



                                              3 MONTHS     12 MONTHS
                                               ENDED        ENDED
                                             03/31/00      12/31/99
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                             $   (    6,370)   $(   2,128)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITIES
   Depreciation and Amortization                    25            25
   Increase in Accounts Payable                    500             0
   Increase in Accrued Taxes                       370         2,103
                                        ---------------    ----------
                                                   895         2,128
                                        ---------------    ----------
NET CASH USED BY OPERATING ACTIVITIES         (  5,475)            0

CASH FLOWS FROM INVESTING ACTIVITIES                 0             0

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances Received from Stockholder           5,475             0
                                        ---------------    ----------

NET INCREASE IN CASH                                 0             0

CASH, BEGINNING                                      0             0
                                        ---------------    ----------

CASH, ENDING                            $            0     $       0
                                        ===============    ==========

SUPPLEMENTAL DISCLOSURES
   Interest Paid                        $            0     $       0
   Income Taxes Paid                    $            0     $       0


              See Accompanying Notes and Accountant's Review Report

                               TROYDEN CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1    THE COMPANY

Troyden Corporation has existed as a development stage company which is seeking business acquisition opportunities not yet identified.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The financial statements have been prepared using the accrual method in conformity with generally accepted accounting principles.

Cash - The Company considers financial instruments with a fixed maturity date of less than three months to be cash equivalent.

Organization Costs - The costs associated with the formation of Troyden Corporation have been capitalized and are being amortized over a five year period using the straight-line method.

Deferred Taxes - The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Management has elected not to recognize any deferred tax due to its relative immateriality to the overall financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3    ORGANIZATION COSTS

Organization costs are shown net of $450 and $425 in amortization for March 31, 2000, and December 31, 1999, respectively.

NOTE 4    STOCKHOLDER ADVANCE

The Stockholder Advance represents amounts lent by Larry Davis, President of the Company. The advance is due on demand.

NOTE 5    INCOME  TAXES

          Income  Tax Expense is calculated as follows:

                                     3 MONTHS   12 MONTHS
                                       ENDED      ENDED
                                      03/31/00   12/31/99
                                   ------------  ------------
  LOSS BEFORE TAX                    $  (6,370)    $ (1,328)

  TAXES:
  Federal0                                   0
  State                                      0            0
                                   ------------  ------------

  INCOME TAX EXPENSE0                        0

  ADD:Prior Year's Tax Due16,460        14,367
  Interest and Penalties 370             1,293
  LESS:Taxes Paid                            0            0
                                   ------------  ------------

  ACCRUED INCOME TAX                   $16,830    $  16,460
                                   ============  ============


NOTE 6    COMMON  STOCK

          There are 50,000,000 shares of $.001 par common stock authorized, with 310,000 shares issued and outstanding. The outstanding shares are owned by 31 shareholders.

Item 2: Management's discussion and analysis of financial condition and results of operations

For the three months ended March 31, 2000, the Company has had no business operations and had no full time employees. We have no assets and have had recurring operating losses for several years and are reliant on financing to continue operations. The Company had an operating net loss of $6,370 for the quarter ended March 31, 2000. Management believes that our current cash needs can be met with loans from management or shareholders for at least twelve months.

The Company intends to concentrate its acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.



PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TROYDEN  CORPORATION


Date:  May  23,  2000                                   By:     /s/  Larry Davis
                                                                ----------------