Form 10QSB/A
period 2000-06-30
TROYDEN CORP
filed 2000-11-14
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

                    Nevada                            33-0786959
       ----------------------------------------------------------------
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)           Identification Number)

                 #360-220 Cambie Street, Vancouver, B.C. V6B 2M9
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 687-2142
                                 --------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock                        9,300,000 shares outstanding
       $.001 Par Value                         as of June 30, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

PART  I. Financial  Information

Item  1. Financial Statements

         Balance sheets as of June 30, 2000 and December 31, 1999
         Statements of Operations for the three months and six months ended June
           30, 2000 and June 30, 1999
         Statements of Cash Flows for the six months ended June 30, 200 and June
           30, 1999
         Notes to the Financial Statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

Signatures

                                     PART I

ITEM 1: FINANCIAL STATEMENTS.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being," "goal" or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, the early stage of the e-commerce market, the Company's ability to manage its growth, the ability of the Company to develop and successfully market new products, the Company's ability to acquire control of and successfully integrate the operations of Communicate.com Inc., an Alberta corporation ("Communicate Alberta"), the attraction and retention of key technical and other personnel, rapid technological change and intense competition. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

Plan of Operation

The  Company's  plan  of  operation  is  to  seek,  investigate,   and  if  such
investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has recently decided to focus its search on companies engaged in the electronic commerce ("e-commerce") industry. Management is currently in the process of identifying suitable candidates for acquisition and, as previously reported, entered into a share exchange agreement to acquire a controlling interest in Communicate.com Inc., an Alberta corporation ("Communicate Alberta"), and in anticipation of the acquisition the Company changed its name from "Troyden
Corporation" to Communicate.com Inc. Subsequently, the parties to the share exchange agreement were unable to consummate the acquisition; however, since that time, the Company recommenced negotiations with Bryan Liew, the holder of a majority of the outstanding capital stock of Communicate Alberta, and on November 8, 2000, entered into an agreement to acquire the capital stock of Communicate Alberta held by Mr. Liew. See "Acquisition of Communicate Alberta," below. However, if management subsequently decides that any other companies under consideration are not suitable acquisition candidates, or if a suitable candidate in another industry is located, management may complete transactions with another company or companies including those in other industries.

Since its inception on October 10, 1995, the Company has engaged in no significant operations other than undertaking organizational activities, filing a registration statement for small business issuers on Form 10-SB with the SEC, complying with periodical SEC reporting requirements and attempting to identify suitable merger or acquisition candidates. During the period ended June 30, 2000, the Company entered into an agreement to acquire control of Communicate.com Inc., an Alberta corporation. However, that agreement was terminated and the Company subsequently entered into an agreement pursuant to which it acquired a majority interest in such company. See, "Acquisition of Communicate Alberta." Except for such agreements, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates. Except for an aggregate of $132,000 in management fees recognized more than two years ago, the Company has generated no revenue from operations since its inception.

In the coming quarters, the Company intends to continue its efforts to identify suitable acquisition candidates, and, when a suitable candidate is found, to complete a business acquisition. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with (1) locating and evaluating acquisition candidates; (2) completing one or more business acquisitions; (3) complying with the reporting requirements of the Securities Exchange Act of 1934; and (4) attending to general and administrative matters. Other than through the operations of Communicate Alberta, the Company does not expect to generate revenues until additional business acquisitions have been completed. Further, the Company may continue to operate at a loss after completing any acquisitions, depending on the performance of the acquired businesses.

In order to cover the costs described above, the Company believes that it will require substantial additional capital. This additional capital will be required whether or not the Company is able to complete any additional business acquisition during the current fiscal year. Further, once additional acquisitions are completed, the Company's need for additional financing is likely to increase substantially. The Company expects to raise additional capital through the sale or issuance of additional securities. To the extent that additional funds are required to cover Company expenses, the Company may seek additional funds in the form of loans from financial institutions and other sources. However, there can be no assurance that any additional funds, whether generated through the issuance of securities or through borrowings, will be available to the Company to allow it to cover its expenses.

Since inception, the Company has financed its operations almost exclusively from the original sale of shares, from shareholder loans, and from a loan in the amount of $150,000 from Pacific Capital Markets Inc. to the Company in September 2000.

Acquisition of Communicate Alberta

Acquisition. Pursuant to a Purchase Agreement entered into on November 8, 2000 (the "Purchase Agreement"), the Company acquired 11,714,080 shares of the capital stock of Communicate Alberta, from Bryan Liew. In consideration for the Communicate Alberta shares, the Company (i) issued an aggregate of 1,000,000 shares of its Common Stock to the Mr. Liew, (ii) made a cash payment of $400,000 to Mr. Liew, and (iii) agreed to either (a) make additional cash payments totaling an aggregate of $1,100,000 to Mr. Liew, or (b) if the Company is unable or fails to make such payments, to issue up to an additional 2,200,000 shares of Common Stock to Mr. Liew. The Company financed the acquisition through a loan provided by Pacific Capital Markets Inc. providing for up to $1,500,000 to be used solely for the acquisition of the shares from Mr. Liew.

Business. Communicate Alberta owns and operates a network of websites and uniform resource locators ("URLs") that share a common technology platform and infrastructure. Communicate Alberta is assembling its roster of more than 30 intuitive, generic domains in such categories as Health & Beauty (such as Makeup.com and Perfume.com) and Sports & Recreation (such as Wrestling.com and Boxing.com) into a network of online businesses built with the Internet's best technologies from providers such as Oracle, Sun, BEA and Interwoven. The operating businesses in the Communicate Alberta network share a common platform and infrastructure, creating a highly scalable, adaptable and efficient way for Communicate Alberta's partners to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names' ability to intuitively attract customers. Through the network's economies of scale,
Communicate Alberta can enable its strategic partners to quickly and easily participate in e-commerce much faster and more cost effectively. Communicate Alberta's business model for these operating businesses include multiple revenue streams via e-commerce, data mining, infrastructure/shared services, and sponsorships/advertising. Communicate Alberta is also creating a ventures group designed to maximize value within its portfolio of 400 other domain names by strategically participating and investing these assets into other companies' business plans and operations.

Communicate Alberta had revenues generated during its last two fiscal years from its previous business operations as an Internet consulting firm, prior to selling its Internet consulting contracts in January of 2000. Communicate Alberta is now in the early stages of operating a network of related online businesses.

Key targets for Communicate Alberta's products are established non-Internet businesses that are leaders in their respective industries, where Communicate Alberta will offer a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Another related target for
Communicate Alberta's products are end-consumers who will purchase the diversified products and services that are represented by Communicate Alberta's various operating online businesses.

Distribution Methods. Communicate Alberta will distribute its products and services over the Internet, and through distribution partners. The main product, the technology platform and infrastructure, is centrally available to strategic partners and is accessed by end-consumers through web sites which are housed and monitored in a secure data center in Vancouver, Canada. The end-consumer products sold through Communicate Alberta's operating businesses will be distributed and fulfilled either directly by the operating business itself or through distribution partners around the world.

As a result of the acquisition of Communicate Alberta, the Company currently has full-time employees.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Changes in Securities.

On June 16, 2000, the Board of Directors of the Company approved a forward 30-1 split of the outstanding shares of the Company's common stock. The split became effective on June 28, 2000.

Following the end of the period ending June 30, 2000, on November 8, 2000, the Company issued an aggregate of 1,000,000 shares of its Common Stock to Bryan Liew in partial compensation for the acquisition of 11,714,080 shares of Communicate Alberta. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. See, "Managements Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Communicate Alberta."

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period ended June 30, 2000. Following the end of such period, on July 17, 2000, the shareholders of the Company, by written consent, amended the charter of the Company to change the name of the Company from "Troyden Corporation" to "Communicate.com Inc." The vote in favor was 5,860,480, constituting approximately 63% of the outstanding shares. The change in name became effective August 24, 2000.

Item 5. Other Information.

Funding  Activities.  On September 14, 2000,  the Company  executed a promissory note in the  principal  amount of $150,000 in favor of Pacific  Capital  Markets
Inc. The proceeds of the promissory note were used to provide working capital for the Company.

On November 10, 2000, the Company entered into a Loan and Security Agreement with Pacific Capital Markets Inc., providing a loan of up to $1,500,000 for the acquisition of shares under the Purchase Agreement.

Changes in Directors. On October 17, 2000, Bryan Liew resigned as a director and officer of the Company and the Company accepted such resignation. On October 18, 2000, Graham Heal was appointed as a director of the Company.

Acquisition of Communicate.com Alberta. On November 8, 2000, under a Purchase Agreement dated November 8, 2000, the Company acquired a majority of the capital stock of Communicate Alberta. For more information regarding this transaction, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Acquisition of Communicate Alberta."

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

     10.1 Promissory Note, dated September 14, 2000, by Communicate.com Inc. in favor of Pacific Capital Markets Inc.

     10.2 Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Bryan Liew.

     10.3 Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com.

(b)     Reports on Form 8-K.

On June 29, 2000, the Company filed a current report on Form 8-K reflecting the resignation of Larry Davis as a director and officer of the Company, the appointment of Gerry Nel as a director and president, secretary and chief financial officer of the Company, and a 30-1 forward stock split.

The following reports on Form 8K were filed by the Company subsequent to June 30, 2000 but prior to the date of this Quarterly Report on Form 10Q-SB:

     (1) Form 8-K dated July 25, 2000 reporting under Item 8 a change in the Company's fiscal year.

     (2) Form 8-K dated November 2, 2000 reporting under Item 4 a change in the Company's certifying accountants and a revision to the Company's fiscal year under Item 8.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TROYDEN  CORPORATION

Date:    November 14, 2000                              By: /s/   Graham Heal
         ------------------                                ---------------------

                                    EXHIBITS

Financial Statements..................................................F-1

Exhibit 10.1 - Promissory Note, dated September 14, 2000,
         by Communicate.com Inc. in favor of
         Pacific Capital Markets Inc..................................

Exhibit 10.2 - Purchase Agreement, dated November 8, 2000,
         between Communicate.com Inc. and Bryan Liew..................

Exhibit 10.3 - Loan and Security Agreement between

         Pacific Capital Markets Inc. and Communicate.com.............

Financial Schedule....................................................

                               TROYDEN CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]
                                 BALANCE SHEETS


                                                                                          June 30,          December 31,
                                                                                            2000                1999
                                                                                         -----------        ------------
                                    ASSETS                                               (Unaudited)

CURRENT ASSETS .................................................................          $     --           $     --

OTHER ASSETS
       Organization Costs ......................................................                25                 75
                                                                                          --------           --------

TOTAL ASSETS ...................................................................          $     25           $     75
                                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable ........................................................          $  1,500           $     --
       Stockholder Advance (Note 2) ............................................             5,475                 --
       Accrued Income Tax ......................................................            18,009             16,460
                                                                                          --------           --------

       Total Liabilities .......................................................            24,984             16,460
                                                                                          --------           --------

STOCKHOLDERS' EQUITY
       Common Stock, $0.001 par value, .........................................               310                310
           50,000,000 shares authorized, 9,300,000 issued and outstanding at June 30, 2000 and December 31, 1999.  (Note 3)
       Additional Paid-In Capital ..............................................             3,690              3,690
       Deficit accumulated during development stage ............................           (28,959)           (20,385)
                                                                                          --------           --------

       Total Stockholders' Deficit .............................................           (24,959)           (16,385)

                                                                                          --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................          $     25           $     75
                                                                                          ========           ========


                               TROYDEN CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Cumulative Amounts
                                                   October 1995           Three Months Ended                  Six Months Ended
                                                  (Inception) to    ------------------------------     -----------------------------
                                                     June 2000      June 30, 2000    June 30, 1999     June 30, 2000   June 30, 1999
                                                 ------------------ -------------    -------------     -------------   -------------
REVENUE
        Management Fees .......................     $   132,000      $        --      $        --      $        --      $        --

OPERATING EXPENSES
        Advertising ...........................           2,262               --               --               --               --
        Amortization and Depreciation .........           4,476               50               99               50              124
        Automobile ............................          33,768               --               --               --               --
        Bank Charges ..........................           2,057               --               --               --               --
        Compensation Expense ..................           1,000               --               --               --               --
        Education .............................             900               --               --               --               --
        Meals and Entertainment ...............          13,151               --               --               --               --
        Office ................................           2,021               --               --               --               --
        Penalties and Interest ................           2,296              749              322              749              572
        Professional Services .................          14,848            6,975               --            6,975               --
        Rent ..................................           2,500               --               --               --               --
        Telephone .............................          11,412               --               --               --               --
        Travel ................................          44,337               --               --               --               --
                                                    -----------      -----------       ----------      -----------      -----------
                                                        135,028            7,774              421            7,774              696

                                                    -----------      -----------       ----------      -----------      -----------
LOSS BEFORE INCOME TAX EXPENSE ................          (3,028)          (7,774)            (421)          (7,774)            (696)

INCOME TAX EXPENSE ............................          17,810              800               --              800               --
                                                    -----------      -----------       ----------      -----------      -----------
NET LOSS FOR THE PERIOD .......................     $   (20,838)     $    (8,574)      $     (421)     $    (8,574)     $      (696)
                                                    ===========      ===========       ==========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic and Diluted .....................                        9,300,000        9,000,000        9,300,000        9,000,000
                                                                     -----------       ----------      -----------      -----------

NET LOSS PER SHARE  (NOTE 3)
        Basic and Diluted .....................                      $   (0.0009)      $  (0.0001)     $   (0.0009)     $   (0.0001)
                                                                     -----------       ----------      -----------      -----------


                               TROYDEN CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                      And cumulative amounts for the period
                  October 10, 1995 (Inception) to June 30, 2000


                                                                  Cumulative
                                                                   Amounts
                                                          October 1995 (Inception) to
                                                                   June 2000              2000               1999
                                                                ---------------       -----------         ----------
                                                                  (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Loss .........................................           $(20,838)           $ (8,574)           $   (696)
                                                                   --------            --------            --------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Depreciation and Amortization ....................              4,402                  50                  50
      Non-cash Compensation ............................              1,000                  --                  --
      Loss on Disposal of Assets .......................                 74                  --                  74
      Increase in Intangible Asset .....................               (500)                 --                  --
      Increase in Accounts Payable .....................              1,500               1,500                  --
      Increase in Accrued Taxes ........................             17,999               1,549                 572
                                                                   --------            --------            --------
                                                                     24,475               3,099                 696

                                                                   --------            --------            --------
Net cash provided by (used in) operating activities ....              3,637              (5,475)                 --
                                                                   --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment ...............             (4,001)                 --                  --

                                                                   --------            --------            --------
Net cash used in investing activities ..................             (4,001)                 --                  --
                                                                   --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Issuance of Common Stock .........................              3,010                  --                  --
      Advances Received from Stockholder ...............              5,475               5,475               8,121
      Payment of Dividend ..............................             (8,121)                 --              (8,121)

                                                                   --------            --------            --------
Net cash from financing activities .....................                364               5,475                  --
                                                                   --------            --------            --------

NET INCREASE / (DECREASE) IN CASH DURING THE PERIOD ....                 --                  --                  --

CASH, BEGINNING OF PERIOD ..............................                 --                  --                  --

                                                                   --------            --------            --------
CASH, END OF PERIOD ....................................           $     --            $     --            $     --
                                                                   ========            ========            ========



SUPPLEMENTAL DISCLOSURES

      No interest or income tax payments were made to date.

      A stockholder advance of $8121 was converted to a dividend payment on June 30, 1999

      Property purchased during 1996 and 1997 of $4,001 was written off at the book value of $74 and recorded as a loss on June 30, 1999.

      On December 8, 1999, 10,000 shares of stock were issued at fair market value of $1,000 to a director as compensation for board services.

                               TROYDEN CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 -  GENERAL MATTERS

THE COMPANY

Troyden Corporation has existed as a development stage company which is seeking business acquisition opportunities.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. The Company incurred net losses of $8,574 and $696 during the six month periods ended June 30, 2000 and 1999 respectively, and as of those dates, the Company's total liabilities exceeded its total assets by $24,959. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six month period ending June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-SB.

NOTE 2 - STOCKHOLDER ADVANCE

The Stockholder Advance represents amounts lent by the former President of the Company. This advance is non-interest bearing and is due on demand.

                               TROYDEN CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 - COMMON STOCK

On December 8, 1999, 10,000 shares of common stock were issued as compensation to a director for services provided as a board member and was recorded at the fair market value on that date of $1,000. The Company has no stock option plans, warrants, or convertible debt, therefore, the basic net loss per share is equal to the diluted net loss per share.

Effective June 27, 2000 the Company forward split its issued and outstanding shares of common stock from 310,000 shares to 9,300,000 shares.

NOTE 4 - SUBSEQUENT EVENT

On August 24, 2000, the Company changed its name from Troyden Corporation to Communicate.com, Inc.

Subsequent to the period end, the Company entered into an agreement to acquire 52% of the capital stock of Communicate.com Inc. ("Communicate Alberta"), in consideration for 1,000,000 shares of the Company's common stock, and cash payments totaling an aggregate of $1,500,000. If the Company fails to make these cash payments it has agreed to issue up to an additional 2,200,000 shares of its common stock to the vendor. The Company will finance the acquisition through a loan provided by Pacific Capital Markets Inc., providing for up to $1,500,000 to be used soley for the acquisition of the Communicate Alberta shares. Communicate Alberta owns more than 400 web sites and is in the early stages of operating a network of related online businesses.