Form 10QSB
period 2000-09-30
TROYDEN CORP
filed 2000-11-14
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

                 Nevada                               33-0786959
       -----------------------------------------------------------------
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)            Identification Number)

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

          Common Stock                        9,300,000 shares outstanding
          $.001 Par Value                       as of September 30, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

PART  I.   Financial  Information

Item  1. Financial Statements

                Balance sheets as of September 30, 2000 and December 31, 1999 Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999
                Statements of Cash Flows for the nine months ended September 30,
                  2000 and September 30, 1999
                Notes to the Financial Statements

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

As a result of the acquisition of Communicate Alberta, the Company currently has three full-time employees.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Changes in Securities.

There were no changes in securities during the period ended September 30, 2000. Following the end of such period, on November 8, 2000, the Company issued an aggregate of 1,000,000 shares of its Common Stock to Bryan Liew in partial compensation for the acquisition of 11,714,080 shares of Communicate Alberta. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. See, "Managements Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Communicate Alberta."

Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

On July 17, 2000, the shareholders of the Company, by written consent, amended the charter of the Company to change the name of the Company from "Troyden Corporation" to "Communicate.com Inc." The change in name became effective August 24, 2000. The vote in favor was 5,860,480, constituting approximately 63% of the outstanding shares. The change in name became effective August 24, 2000.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.1 Promissory Note, dated September 14, 2000, by Communicate.com Inc. in favor of Pacific Capital Markets Inc. (incorporated by reference from the Company's report on Form 10-QSB for the period ended June 30,
           2000).

     10.2 Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Bryan Liew. (incorporated by reference from the Company's report on Form 10-QSB for the period ended June 30, 2000).

     10.3 Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com (incorporated by reference from the Company's report on Form 10-QSB for the period ended June 30, 2000).


(b)  Reports on Form 8-K.

     (1) Form 8-K dated July 25, 2000 reporting under Item 8 a change in the Company's fiscal year.

     (2) Form 8-K dated November 8, 2000 reporting under Item 4 a change in the Company's certifying accountants and a revision to the Company's fiscal year under Item 8.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TROYDEN CORPORATION

Date:   November 14, 2000                           By:  /s/   Graham Heal
        ------------------                                ------------------

                                    Exhibits


Financial Statements.........................................................F-1

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                          [A DEVELOPMENT STAGE COMPANY]
                                 BALANCE SHEETS


                                                                             September 30,        December 31,
                                                                                 2000                1999
                                                                             -------------        ------------
                                       ASSETS                                (Unaudited)





CURRENT ASSETS                                                                   $     --            $     --

OTHER ASSETS
     Organization Costs                                                                --                  75
                                                                                 --------            --------


TOTAL ASSETS                                                                     $     --            $     75
                                                                                 ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                            $  6,902                  --
     Stockholder Advance (Note 2)                                                   5,475                  --
     Accrued Income Tax                                                            18,459              16,460
                                                                                 --------            --------

     Total Liabilities                                                             30,836              16,460
                                                                                 --------            --------

STOCKHOLDERS' EQUITY
      Common Stock, $0.001 par value,                                                 310                 310
          50,000,000 shares authorized, 9,300,000 issued and outstanding at September 30, 2000 and December 31, 1999.  (Note 3)
      Additional Paid-In Capital                                                    3,690               3,690
      Deficit accumulated during development stage                                (34,836)            (20,385)
                                                                                 --------            --------

      Total Stockholders' Deficit                                                 (30,836)            (16,385)
                                                                                 --------            --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     --            $     75
                                                                                 ========            ========


                              COMMUNICATE.COM INC
                         (FORMERLY TROYDEN CORPORATION)
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Cumulative Amounts      Three Months Ended                 Nine Months Ended
                                            October 1995    ------------------------------    -----------------------------
                                           (Inception) to    September 30,    September 30,    September 30,   September 30,
                                           September 2000       2000             1999             2000            1999
                                          ----------------- -------------    ------------     ------------    -------------
REVENUE
      Management Fees                      $   132,000      $        --      $        --      $        --      $        --
                                           -----------      -----------      -----------      -----------      -----------

OPERATING EXPENSES
      Advertising                                2,262               --               --               --               --
      Amortization and Depreciation              4,501               25               25               75              149
      Automobile                                33,768               --               --               --               --
      Bank Charges                               2,057               --               --               --               --
      Compensation Expense                       1,000               --               --               --               --
      Education                                    900               --               --               --               --
      Meals and Entertainment                   13,151               --               --               --               --
      Office                                     2,021               --               --               --               --
      Penalties and Interest                     2,286              450               13            1,189              585
      Professional Services                     20,260            5,412               --           12,387               --
      Rent                                       2,500               --               --               --               --
      Telephone                                 11,412               --               --               --               --
      Travel                                    44,337               --               --               --               --
                                           -----------      -----------      -----------      -----------      -----------
                                               140,455            5,887               38           13,651              734

                                           -----------      -----------      -----------      -----------      -----------
LOSS BEFORE INCOME TAX EXPENSE                  (8,455)          (5,887)             (38)         (13,651)            (734)


INCOME TAX EXPENSE                              18,260               --               --              800               --
                                           -----------      -----------      -----------      -----------      -----------

NET LOSS FOR THE PERIOD                    $   (26,715)     $    (5,887)     $       (38)     $   (14,451)     $      (734)
                                           ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic and Diluted                                       9,300,000        9,000,000        9,300,000        9,000,000
                                                            -----------      -----------      -----------      -----------

NET LOSS PER SHARE  (NOTE 3)
      Basic and Diluted                                     $   (0.0006)     $   (0.0001)     $   (0.0016)     $   (0.0001)
                                                            -----------      -----------      -----------      -----------


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                      And cumulative amounts for the period
               October 10, 1995 (Inception) to September 30, 2000


                                                                            Cumulative
                                                                      Amounts October 1995
                                                                         (Inception )to
                                                                         September 2000          2000              1999
                                                                         ---------------      -----------      -----------
                                                                           (Unaudited)        (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

           Net Loss                                                           $(26,715)        $(14,451)        $   (734)
                                                                              --------         --------         --------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES

           Depreciation and Amortization                                         4,427               75               75
           Mon-cash Compensation                                                 1,000               --               --
           Loss on Disposal of Assets                                               74               --               74
           Increase in Intangible Asset                                           (500)              --               --
           Increase in Accounts Payable                                          6,902            6,902               --
           Increase in Accrued Taxes                                            18,449            1,999              585
                                                                              --------         --------         --------
                                                                                30,352            8,976              734

                                                                              --------         --------         --------
Net cash provided by (used in) operating activities                              3,637           (5,475)              --
                                                                              --------         --------         --------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

           Purchase of property and equipment                                   (4,001)              --               --

                                                                              --------         --------         --------
Net cash used in investing activities                                           (4,001)              --               --
                                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

            Issuance of Common Stock                                             3,010               --               --
            Advances Received from Stockholder                                   5,475            5,475            8,121
            Payment of Dividend                                                 (8,121)              --           (8,121)
                                                                              --------         --------         --------
Net cash from financing activities                                                 364            5,475               --
                                                                              --------         --------         --------

NET INCREASE / (DECREASE) IN CASH FOR THE PERIOD                                    --               --               --


CASH, BEGINNING OF PERIOD                                                           --               --               --

                                                                              --------         --------         --------

CASH, END OF PERIOD                                                           $     --         $     --         $     --
                                                                              ========         ========         ========

                                      F-3

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

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                         [A DEVELOPMENT STAGE COMPANY]
                       NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 -  GENERAL MATTERS

THE COMPANY

On August 24, 2000, the Company changed its name from Troyden Corporation to Communicate.com, Inc.

Troyden Corporation has existed as a development stage company which is seeking business acquisition opportunities.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. The Company incurred net losses of $14,451 and $734 during the nine month periods ended September 30, 2000 and 1999 respectively, and the Company's total liabilities exceeded its total assets by $30,836 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-SB.

NOTE 2 - STOCKHOLDER ADVANCE

The Stockholder Advance represents amounts lent by the former President of the Company. This advance is non-interest bearing and is due on demand.

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                          [A DEVELOPMENT STAGE COMPANY]
                        NOTES TO THE FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

NOTE 4 - SUBSEQUENT EVENT

Subsequent to the period end, the Company entered into an agreement to acquire 52% of the capital stock of Communicate.com Inc. ("Communicate Alberta"), in consideration for 1,000,000 shares of the Company's common stock, and cash payments totaling an aggregate of $1,500,000. If the Company fails to make these cash payments it has agreed to issue up to an additional 2,200,000 shares of its common stock to the vendor. The Company will finance the acquisition through a loan provided by Pacific Capital Markets Inc., providing for up to $1,500,000 to be used soley for the acquisition of the Communicate Alberta shares. Communicate Alberta owns more than 400 websites and is in the early stages of operating a network of related online businesses.