Form 10KSB
period 2000-12-31
TROYDEN CORP
filed 2001-04-12
CIK 1108630

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                         For the fiscal year ended        DECEMBER 31, 2000
                                                    ---------------------------

[  ] TRANSITION  REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the transition period from
                                                  ------------------
                         Commission file number     000-29929
                                                 -------------

                                 COMMUNICATE.COM INC.
        ---------------------------------------------------------------
                    (Name of Small Business Issuer in its charter)

               Nevada                               88-0346310
   ----------------------------                  ------------------
   (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)             Identification No.)



 360 - 220 Cambie Street, Vancouver, British Columbia         V6B 2M9
 ----------------------------------------------------      -------------
        (Address of principal executive offices)             (Zip Code)

Issuer's telephone number  (604) 687-2142
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

              None                                          N/A
-------------------------------                --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - $0.001 par value
                   ------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 2 OF 16

State issuer's revenues for its most recent fiscal year:    $181,941

State the aggregate market value of the voting and non-voting common equity held by NON-AFFILIATES computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,703,002 as of March 23, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                         OUTSTANDING AT MARCH 23, 2001
              -----                         -----------------------------

      Common Stock - $0.001 par value                12,541,339

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (Check one): YES [   ]  NO   [ X ]

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 3 OF 16

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2000, including the discussion of the business of Communicate.com Inc. ("Communicate", "CMNN" or the "Company"), management's discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain "forward-looking" statements within the meaning of United States federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in this paragraph. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate's products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate's filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10-KSB for the fiscal year ended December 31, 2000, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name "Troyden Corporation". Communicate changed its name on August 21, 2000 to "Communicate.com Inc." Communicate has an authorized capital of 50,000,000 shares of common stock with 12,541,339 shares currently issued and outstanding.

Communicate's principal operating subsidiary, Communicate.com Inc., an Alberta corporation (the "Subsidiary" or "AlbertaCo") was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". The Subsidiary changed its name on April 14, 1999 to Communicate.com Inc. and continued into the jurisdiction of Alberta from British Columbia. The Subsidiary has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding.

Communicate was organized as a development stage company with the intent to acquire assets or shares of an entity actively engaged in business that generated revenues in exchange for Communicate's securities. On November 10, 2000, pursuant to an agreement with the principal shareholder of the Subsidiary, Communicate acquired a majority interest in the Subsidiary. See Item 5. - Market for Common Equity - Recent Sales of Unregistered Securities.

Neither Communicate nor the Subsidiary has been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Communicate's business.

References in this Annual Report to Communicate include the Subsidiary, unless otherwise stated.

BUSINESS OF COMMUNICATE AND THE SUBSIDIARY

Communicate's sole business currently is that of owning a controlling interest in the Subsidiary. The Subsidiary is in the business of utilizing its exclusive ownership of approximately 400 domain names to develop internet-related business ventures.

The Subsidiary holds title to more than 30 intuitive, generic domains in a variety of categories, such as Health & Beauty (Makeup.com, Perfume.com) and Sports & Recreation (Wrestling.com, Boxing.com). Communicate, through the Subsidiary intends to use these rights to develop, by itself and through alliances with other entities a network of online businesses which can, among other things, facilitate computerized on-line retail ordering services featuring the goods and services of others retailers. The Company anticipates that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for Communicate's partners to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names' ability to intuitively attract customers. Through the network's economies of scale, Communicate may be able to allow strategic partners to participate in

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 4 OF 16

e-commerce faster and more cost effectively. Communicate's business model for these operating businesses includes multiple revenue streams via e-commerce, data mining, infrastructure/shared services, and sponsorships/advertising.

A key target for Communicate's products are established non-Internet businesses that are leaders or near-leaders in their respective industries, where Communicate will offer a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Another related target for Communicate's products are end-consumers who will purchase the products and services that are represented by Communicate's various operating online businesses. Beginning in the last quarter of 2000, Communicate implemented this strategy by entering into arrangements pursuant to which AlbertaCo transferred or licensed rights to utilize generic domain names owned by AlbertaCo to existing entities in return for cash payments and an equity participation in the entity or a joint venture established to exploit the name. The Company continues to seek additional opportunities utilizing its domain names.

The Company did not have any revenues generated from its business operations during its last two fiscal years. The Subsidiary generated revenues during the two fiscal years ended December 31, 2000 and 1999 from its previous business operations as an Internet consulting firm, prior to selling its Internet consulting contracts in January of 2000.

The Company's proposed business subjects it to a number of risks. In addition to competitive risks (See Item 1 - Business - Competition) described below, there is no precedent for the Company's business strategy and there can be no assurance that the Company's business strategy will be profitable. Additionally, recent downturns in Internet-based businesses, particularly e-commerce and related businesses, have cast doubt on the long-term strategy of promoting commercial Internet ventures. While the Company believes that its unique collection of generic, intuitive domain names contains significant value, that value cannot accurately be estimated until a transaction is entered into. Moreover, the addition of new root domain names, as are periodically proposed by domain name governing organizations, may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company's domain name assets.

COMPETITION

Communicate competes with many companies possessing greater financial resources and technical facilities than itself in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while Communicate holds title to a wide variety of generic names which may prove valuable, many of Communicate's competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than Communicate and may have established more strategic partnerships and relationships than Communicate. In addition, the Internet Corporation for Assigned Names and Numbers ("ICANN") regularly develops new domain name suffixes which will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by Communicate.

NEW PRODUCTS AND SERVICES

Communicate, through the Subsidiary, seeks to develop a portfolio of operating businesses either by itself or by partnering with businesses that operate in the product or service categories that are described by the domain name assets owned by the Subsidiary. Communicate will work with its Subsidiary's operating businesses or partners to identify new consumer demands in the marketplace, to assist in satisfying those demands and to convert the inherent Internet traffic generated by its generic category domain names into revenue-generating customers.

EMPLOYEES

Communicate has no employees. The Subsidiary has 3 employees, one of whom is a full-time employee and two of whom are consultants. The Subsidiary may engage programmers and designers on a consultant basis as the need for such personnel arises. The Company believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. All employees primarily work out of the Subsidiary's Canadian office in Vancouver.

GOVERNMENTAL REGULATION

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 5 OF 16

Licensing. Currently, there is no requirement for the Subsidiary or Communicate to obtain any governmental approval on any of its products or services, other than typical business and operations licenses applicable to most commercial ventures. The Company or the Subsidiary may, in the future, be required to seek governmental approval for operations and activities based on the activities they engage in at that time. Additionally, there can be no assurance that governmental institutions will not, in the future, impose licensing or other requirements on the Company.

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and "opt-out" provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability.

Similarly, the Children On-line Privacy and Protection Act ("COPPA") imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources.

Taxation. Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation which would subject Internet transactions to sales, use or other taxes. Because there are a variety of jurisdictions considering such actions, any attempt to tax Internet transactions could create uncertainty in the ability of Internet-based companies to comply with varying, and potentially contradictory, requirements. The Company cannot predict whether any of the presently proposed schemes will be adopted, or the effect any of them would have on the Company.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Neither Communicate nor the Subsidiary currently depends on any single customer for its business. However, as the Company enters into strategic transactions, the Company may choose to limit its activities which would, in turn, create such dependence. The Company, however, has no current plans to do so.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

Communicate currently does not own any patents, trade names or trade marks and is not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks. Communicate is party to certain royalty agreements with strategic partnerships relating to percentages of third party product sales that occur through Communicate's online businesses, which are also known as "affiliate programs".

All of Communicate's online businesses and web sites are copyrighted upon loading. "Communicate.com" is a registered domain name of the Subsidiary, as are the remaining 400 domain names that are registered to the Subsidiary. While Communicate will consider seeking further trademark protection for its online businesses and the associated domain names, the Company may be unable to avail itself of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

Communicate's assets are its registered domain name "communicate.com", over 400 additional domain names including "Perfume.com", "Makeup.com", "Exercise.com", "Boxing.com", "Wrestling.com", "Hockey.com", "Rugby.com", "Cricket.com", "Automobile.com", "Leisure.com", "Whistler.com", "Vancouver.com", "Brazil.com", "Malaysia.com", "Indonesia.com", "Vietnam.com", "Call.com", "Number.com", "Dance.com", "Mouse.com", etc., and its hardware and software technology platform.

Communicate operates from their principal office at 360 - 220 Cambie Street, Vancouver, British Columbia, Canada. Communicate has negotiated a lease surrender with its landlord and has entered into a sub-lease agreement expiring on or

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 6 OF 16

ITEM 3.  LEGAL PROCEEDINGS.

before June 15, 2001. Management is currently searching for a suitable office space and is negotiating with its landlord and may choose to relocate before the sub-lease expiration.

     In December 1999, the Subsidiary commenced a lawsuit in the Supreme Court of British Columbia (No. C996417) against Paul Green, the former chief executive officer of the Subsidiary, for breach of fiduciary duty for wrongfully attempting to appropriate the Subsidiary's business opportunities. The Subsidiary is seeking an undetermined amount of damages and a declaration that it had just cause to terminate Paul Green as the CEO in or about June 1999. No decision has been rendered in this case and the Company cannot predict whether it will prevail, and if it does, what the terms of any judgment may be.

     On March 9, 2000, Paul Green commenced a separate action in the Supreme Court of British Columbia (No. S001317) against the Subsidiary. In that action, Paul Green claimed wrongful dismissal and a breach of contract on the part of the Subsidiary. Paul Green is seeking an undetermined amount of damages and, among others, an order of specific performance for the issuance of a number of shares in the capital of the Subsidiary equal to 18.9% or more of the outstanding shares of the Subsidiary. On June 1, 2000, the Subsidiary filed a statement of defence and counterclaim. Management intends to defend this action vigorously.

     In March 2000, Don King Productions, Inc. made a claim against the Subsidiary for copyright infringement of the Trinidad - Reid boxing match held March 3, 2000. Don King Productions, Inc. claimed that it owned all of the worldwide copyright to the event and that the Subsidiary, through boxing.com, advertised a live webcast of the event via the Internet without being licensed by Don King Productions, Inc. to distribute or otherwise exploit any rights to the event. Management's position is that the Subsidiary viewed the event as a pay per view event and reported on the event on a round by round basis. No formal complaint has been filed in this matter.

On January 24, 2001, certain minority shareholders of the Subsidiary delivered a letter to the Subsidiary alleging that the Subsidiary had engaged in misconduct on a variety of fronts, including the alleged oppression of interest of its minority shareholders No action has been filed in any court regarding these claims. The Company believes the claims are without merit, and cannot predict if they will be pursued. If they are pursued, the Company intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Communicate's common stock has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol "CMNN"(formerly "TRYD"). The table below gives the high and low bid information for each fiscal quarter since Communicate's common stock has been quoted. The bid information was obtained from FinancialWeb.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
-----------------------------------------------------------------------------
Period ended                 High          Low         Source
-----------------------------------------------------------------------------

31 March 2001                $1.125        $0.260      FinancialWeb.com
31 December 2000             $3.500        $0.645      FinancialWeb.com
30 September 2000            $8.750        $3.187      FinancialWeb.com
30 June 2000                 $8.680        $2.490      FinancialWeb.com

---------------------------- ------------- ----------- ----------------------

As of March 31, 2001, there were approximately 300 beneficial holders of the Company's common stock.

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 7 OF 16



DIVIDENDS

Communicate has declared no dividends on its common stock in fiscal 2000. The Company has no current plans to declare or pay any dividend on its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On December 8, 1999, the Board of Directors issued 10,000 shares of common stock at $0.10 to Teresa Gardner as compensation for serving as an officer and director of Communicate. No underwriter was involved in the issuance of these shares. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On November 9, 2000, the Board of Directors issued 1,000,000 shares of its common stock to Bryan Liew, a former officer, director and majority shareholder of the Subsidiary, in exchange for 11,714,080 shares of the Subsidiary's capital stock. See, Item 1 - Description of Business. No underwriter was involved in the issuance of these shares. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares.

On December 14, 2000, the Board of Directors issued an additional 550,000 shares of common stock as partial consideration of $1.1 million owing to Bryan Liew relating to the acquisition of the shares of the Subsidiary. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. No underwriter was involved in the issuance of these shares.

On December 29, 2000, the Board of Directors issued 300,000 shares of common stock to Equasian Inc. (Bahamas) as partial consideration for Asian business development consulting work to be performed in the future. No underwriter was involved in the issuance of these shares. Communicate relied on an exemption from registration under Regulation S promulgated under the Securities Act of 1933 in issuing the shares.

On December 29, 2000, the Board of Directors authorized the issuance of 16,000 shares of common stock to Butch Thurman as final settlement of a debt owing by the Subsidiary to Mr. Thurman. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. No underwriter was involved in the issuance of these shares which were issued on January 23, 2001.

On December 29, 2000, the Board of Directors issued 1,375,339 shares of its common stock in exchange for 7,078,949 shares of the Subsidiary's common stock pursuant to a Share Exchange offer made by Communicate to all shareholders of the Subsidiary on November 29, 2000. This offering was not accompanied by any general advertisement or any general solicitation and was conducted wholly outside the United States. The Company relied on an exemption from registration under Regulation S promulgated under the Securities Act of 1933 in issuing the shares. No underwriter was involved in the issuance of these shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

On November 10, 2000, Communicate acquired approximately 52% of the issued and outstanding shares of the common stock of the Subsidiary from Bryan Liew.
Following its acquisition of shares from Mr. Liew, on December 29, 2000, Communicate acquired from minority shareholders an additional 31% of the issued and outstanding shares of the common stock of the Subsidiary by exchanging one share of Communicate's common stock for each 5.147058 shares of the Subsidiary's common stock from minority shareholders of the Subsidiary that had agreed to tender to the Share Exchange Offer made on November 30, 2000. As a result of these transactions, Communicate holds approximately 83% of the issued and outstanding shares of the Subsidiary.

The Subsidiary is in the business of developing and commercializing its portfolio of approximately 400 domain names, at least 30 of which generate high amount of Internet traffic because of, among other things, their generic descriptive nature of a specific product or services category.

Communicate's twelve-month plan of operation is to: (i) establish partnerships and other relationships with established businesses that are leaders or near-leaders in their respective industry verticals that match with the Subsidiary's online

COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 8 OF 16

businesses; (ii) build out online businesses that have established partnerships in place; (iii) develop more revenue generating programs; (iv) expand through the acquisition of strategic domain names, web sites and online businesses; and
(v) invest into strategic portfolio companies using the 400 domain name assets held by the Subsidiary.

Communicate and the Subsidiary will attempt to generate more revenue by (i) partnering with established businesses that have existing revenue streams that can be easily ported over to one of the Subsidiary's online business models,
(ii) growing those revenue streams by leveraging the Subsidiary's domain name asset's inherent traffic flow, and (iii) leasing the traffic arising from as yet undeveloped domain name assets to existing on-line ecommerce businesses that fall under the product or service category described by the generic domain name.

The Company believes that its plan of operation is sustainable based, in part, on its ownership of a substantial number of generic, intuitive domain names which attract significant numbers of visitors to websites utilizing those names. Moreover, because there are a limited number of potential domain names, the Company believes that the value of these names may be significant and may allow the Company to achieve both strategic relationships with leading participants in key Internet businesses and businesses that desire to expand using the Internet, as well as independent operations.

The Company, for the immediate future, does not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities. Instead, such activities will be engaged in pursuant to arrangements with its strategic partners.

The Company believes it can achieve this plan using relatively modest financial resources. By engaging in transactions with established businesses and with other strategic partners, Communicate can restrict the need to develop or invest in independent technologies, properties and personnel. In that regard,
Communicate presently has 3 employees, all of whom are employed by the Subsidiary; Communicate will hire employees and consultants through the Subsidiary as the need arises and finances allow. Potential additional personnel may include web programmers, graphic artists, web masters, multimedia designers, web writers, marketing representatives, sales representatives and administrators. These positions may be required directly by the Subsidiary or through the Subsidiary's online businesses, and may be located in Vancouver, or other offices as required by the Subsidiary's online businesses and partners; however, the Company's plan is to engage such personnel only as needed and where the financial resources exist. Consequently, while the Company anticipates that additional personnel will be engaged, it cannot predict the number and terms of such engagement.

SELECTED FINANCIAL DATA

The following selected financial data was derived from Communicate's audited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report. In particular, it should be noted that the operations of the Company for the year ended December 31, 1999 do not reflect the operating activities of the Company following the acquisition of control of the Subsidiary during the final quarter of 2000, and the comparison of the operations of the Company for the two years may not be demonstrative of any pattern, past or future, of the Company's financial condition or results of operations.

          For the Years Ended                              December 31, 2000           December 31, 1999
          -------------------------------------------- --------------------------- --------------------------
          Statements of Operations Data

          Domain and Advertising Sales                                 $181,941                         --

          General and Administrative                                ($ 175,605)                   ($3,118)

          Sales and Marketing                                         (217,291)                         --


          Net (Loss)                                                ($ 210,955)                  ($ 3,118)
          Basic (Loss) per Share                                     ($ 0.0228)                 ($ 0.0002)
          Weighted Average Shares Outstanding                         9,509,018                  9,078,261

          Balance Sheet Data

          Current Assets                                              $ 251,359                       $ 75


COMMUNICATE.COM INC.            FORM 10-KSB                         PAGE 9 OF 16


          Fixed Assets                                                  213,460                         --
          Intangible Assets                                           3,385,035                         --
            Total Assets                                            $ 3,849,854                       $ 75

          Accounts Payable & Accrued Liabilities                      $ 930,841                   $ 16,460
          Loan Payable                                                  405,399                         --
          Note Payable                                                  825,000                         --
            Total Liabilities                                       $ 2,161,240                   $ 16,460

          Common Stock                                                  $ 3,535                      $ 310
          Additional Paid in Capital                                  1,928,682                      3,690
          Accumulated Deficit                                       ($  236,739)                 ($ 20,385)
          Accumulated Comprehensive Income                          ($    6,864)                        --

RESULTS OF OPERATION

Communicate did not generate any significant revenues or expenses until the acquisition of a majority interest in the Subsidiary in November 2000. Prior to that date, Communicate was a development stage company that focused on identification of potential business acquisitions. Consequently, the results of operation discussed below describe the business activities after the acquisition of control of the Subsidiary on November 10, 2000.


REVENUES. Communicate generated net domain sales revenue from the partial sale of a country category domain name, after deduction of the costs of the sale, of approximately $73,000 in the year ended December 31, 2000. The Company expects to generate further net revenue in the first and second quarter of fiscal 2001. Such revenues are, however, subject to the purchasers' ability to consummate their financing for the sale and prevailing market conditions. Communicate also generated domain sales revenue from the proceeds of the sale of an option to purchase agreement for one of its sports category domain name of $60,000 in the last quarter of fiscal 2000. The purchaser for this domain name did not exercise its option to purchase the domain name in the first quarter of fiscal 2001, and the Company expects that the option will terminate prior to the completion of the sale. Management intends to continue to market selected domain names in its portfolio of domain names in fiscal 2001 to potential purchasers who have adequate liquid assets to complete contemplated purchase transactions. Management of the Company believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Communicate's domain names.

Communicate also generated other revenues in the last quarter of 2000 by leasing internet traffic from idle domain names redirected to potential strategic partners and purchasers of domain names who may be interested in making an offer on a domain name in Communicate's portfolio, or may wish to benefit from Internet traffic generated by a generic domain name, thus benefiting an online business or service in or related to the same product or service category. The revenues generated through this activity were $14,500, and Management cannot accurately forecast the revenue, if any, that may be generated by these agreements but expect revenue to remain consistent on a quarter over quarter basis.

GENERAL AND ADMINISTRATIVE. Communicate's general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Comminucate incurred additional professional fees included in fiscal 2000 related to purchase of a majority of the Subsidiary and would likely not be incurred in fiscal 2001; however, as the Company implements its plan to enter into strategic relationships and to enter into agreements to sell or lease domain names, its legal, accounting and professional fees may increase. Management expect to maintain general and administrative expenses except for professional fees at the current level for fiscal 2001.

SALES AND MARKETING. Communicate's sales and marketing expenses for the year ended December 31, 2000 resulted primarily from the issuance of Communicate's common shares to a purchaser of a country specific domain name to generate sales leads for the remaining other country specific domain names in Asia. While the benefit of this business development agreement may extend beyond fiscal 2000, that benefit cannot be reasonably estimated, and Management has determined to record all such costs totalling $182,000 in fiscal 2000. Management expect that such business development arrangement will not likely recur in fiscal 2001.

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 10 OF 16

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $1,853,741. During the year ended December 31, 2000 Communicate had a net operating loss of $210,955 and a decrease in working capital of $19,967. The decrease in working capital was primarily due to the operating loss and the decrease in accounts payable of $186,412 and offset by the collection of accounts receivable of $27,000 and the addback of non-cash sales and marketing costs of $309,100. The Company generated $382,494 from financing activities primarily due to an advance of $400,000 received from a stockholder to fund the acquisition of the Subsidiary. Communicate has accumulated a deficit of $236,739 since inception and has a stockholders' equity of $1,932,217 at December 31, 2000. Based on these factors, there is substantial doubt about Communicate's ability to continue as a going concern.

Communicate is in the early stages of operation and, commencing in the last quarter of 2000, is just beginning to generate business revenues. The Company anticipates that it will generate revenues through a variety of programs, including: (i) the sale through e-commerce of products and services to consumers through the Subsidiary's online businesses; (ii) data mining of visitor and customer information to provide aggregate market research to corporate partners and business customers; (iii) infrastructure and shared service fees to corporate partners and business customers to provide them with exposure and e-commerce capabilities on the Subsidiary's online businesses; (iv) sponsorship and advertising programs for business customers who want to target specific consumers; and (v) cash flows from the Subsidiary's domain name businesses that are not part of its portfolio of operating online businesses.

Communicate and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. Communicate's expected cash requirement for the next 12 months is one million dollars which would include approximately $600,000 required to satisfy the Subsidiary's current obligations. Management is currently negotiating with its products and services providers and making offers to settle the Subsidiary's obligations. Communicate expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Any funds raised, besides paying for current operating requirements, will be used to pay down the Subsidiary's liabilities. However, Communicate may not be able to raise the required funds from such financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover operating costs. There can be no assurance, however, that such funds will be available.

Communicate does not anticipate purchasing any plant or significant equipment.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of Communicates financial condition and the results of its operations and other sections of this report, contain forward looking statements, that are based upon the current beliefs and expectations of Communicates' management, as well as assumptions made by, and information currently available to, Communicates' management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, Communicates' future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

YEAR 2000 ISSUES

To date, neither Communicate nor its suppliers or other providers of goods and services have experienced any problems caused by the Year-2000 issues. In preparing for the Year 2000, Communicate's costs were minimal and immaterial. Communicate does not anticipate that it will incur any material cost or that Year-2000 issues will materially affect its operations, however, Communicate cannot be sure that Year-2000 issues will not adversely affect its operations.

Communicate is aware, however, that Year-2000 issues represent a class of potential risks to its business, which is technology intensive, and to the businesses of its customers and potential customers and strategic partners, who are primarily technology intensive companies. Communicate monitors the performance of its customers and strategic partners, and considers the ability of its customers, potential customers and potential strategic partners to meet technological challenges in selecting those customers and partners.

ITEM 7.  FINANCIAL STATEMENTS

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 11 OF 16

See audited financial statements for the period ended December 31, 2000 attached as an Exhibit to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 6, 2000, the Company retained LaBonte & Co. as its independent public accountants, replacing Considine & Considine. The change in independent public accountants was approved by the Board of Directors. For the Company's fiscal years ended September 30, 1999 and 1998 and the three-months ended December 31, 1999, the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles by Considine & Considine. During the fiscal years ended September 30, 1999 and 1998 and the three-months ended December 31, 1999,, and through the date of the replacement, there were not any disagreements with Considine & Considine on any matter of accounting principles or practice, financial statement disclosure, auditing scopes or procedure which disagreements if not resolved to the satisfaction of Considine & Considine, would have caused them to make a reference to the subject matter of the disagreements in connection with their last report, nor were there any "reportable events" as defined by the Securities and Exchange Commission. During the fiscal years ended September 30, 1999 and 1998 and the three-months ended December 31, 1999, and until the date of their retention, the Company had not consulted with LaBonte & Co. on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements or any disagreements or reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Communicate's management and development teams are listed below.

----------------------------------------------------------------------------------------------------------------------
Directors and Officers
----------------------------------------------------------------------------------------------------------------------
                                                         Office
        Names                         Communicate                          The Subsidiary                   Age

Graham B Heal                Director, Chief Executive Officer     Director, Chief Executive Officer,        40
                             and President                         President

J Cameron Pan                Director, Chief Financial Officer,    VP Finance, Treasurer, and                38
                             Treasurer, and                        Corporate Secretary
                             Corporate Secretary
----------------------------------------------------------------------------------------------------------------------


Graham B Heal o Mr. Heal (40) is a founding member of Net Nanny Software and has served in various executive positions with Net Nanny Software from 1994 to 1997. Mr. Heal has been an executive of DownloadWAREHOUSE, a subsidiary of
MicroWAREHOUSE Inc. from 1997 to 1998, and an executive of Digital River Inc. from 1998 to 1999. Mr. Heal earned his bachelor's degree in 1983 from the University of British Columbia.

Cameron Pan o Mr. Pan (38) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who has worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor's degrees in accounting and finance.

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 12 OF 16

There are no family relationships among the directors, executive officers or persons nominated or chosen by Communicate to become directors or executive officers.

CERTAIN LEGAL PROCEEDINGS

         (1) No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

         (2) No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

         (3) No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         (4) No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Communicate is not aware of any failures to file a required Form during the period covered by this report. To the Company's knowledge, all reports were filed with the SEC on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

Communicate has not paid or accrued any compensation to its named executive officers during its 2000 fiscal year. However, during the same time period, the Subsidiary paid an aggregate US$19,869 to its named executive officers during its 2000 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-term compensation

                                                                  --------------------------------------------------

                                   ANNUAL COMPENSATION            AWARDS       PAYOUTS

                                                                                Securities
                                                       Other       Restricted    underlying
                                                       annual       stock       options/     LTIP         All other
   Name and principal               Salary    Bonus compen-sation   awards         SARs        Payouts  compen-sation
        position            Year     ($)       ($)        ($)         ($)           (#)          ($)        ($)
           (a)              (b)      (c)       (d)        (e)         (f)           (g)          (h)        (i)
--------------------------------------------------------------------------------------------------------------------
Graham B Heal, CEO          1998     n/a       n/a        n/a         n/a           n/a          n/a        n/a
Nov 2000 - Present          1999     n/a       n/a        n/a         n/a           n/a          n/a        n/a
                            2000   12,933(1)  none       none        none          none         none       none
--------------------------------------------------------------------------------------------------------------------
Cameron Pan, CFO            1998     n/a       n/a        n/a         n/a           n/a          n/a        n/a
Aug 2000-Present            1999     none      n/a        n/a         n/a           n/a          n/a        n/a
                            2000   6,936 (1)  none       none        none          none         none       none
--------------------------------------------------------------------------------------------------------------------

(1)  Paid by the Subsidiary.

Additionally, prior to Communicate's acquisition of the Subsidiary on November 10, 2000, the Subsidiary had paid Mr. Heal a consulting fee of $1,067 and had paid Mr. Pan a salary of $44,720 in fiscal 2000.

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 13 OF 16


Since Communicate's incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. The Company is, however, considering issuing compensation in the form of options or other equity incentives to its key personnel.

The Subsidiary adopted a stock option plan for its directors, officers and employees effective January 1, 2000. There were 1,817,266 options granted with 280,225 options vested. The options were exercisable from $0.50 to $1.00 per option and entitled the holder to one common share in the capital of the Subsidiary for every option held. However, as a result of the change in business focus of the Subsidiary, many of the staff were terminated on or before October 31, 2000. In accordance with the stock option plan, upon termination all unvested options were cancelled, and the terminated staff had 60 days to exercise their vested options or had their vested options expire at the expiration date, and by December 31, 2000 none of terminated staff had exercised their options to acquire shares. For the remaining staff, the stock option plan was terminated in connection with the share exchange offer. As of December 31, 2000 there are no options issued and outstanding under the Subsidiary's option plan.

Currently, there are no arrangements between Communicate and any of its directors or between the Subsidiary and any of its directors whereby such directors are compensated for any services provided as directors.

In July 1, 2000, the Subsidiary agreed with J. Cameron Pan to pay him an annual salary of CDN$72,000. Also, as of Dec 31, 2000, J Cameron Pan agreed to reduce his annual salary to CDN$60,000 until the financial position of the Subsidiary improves. As of the date of this filing this salary has been paid in full. There is no term to this agreement and it can also be terminated at any time.

In October 17, 2000 the Subsidiary agreed with Graham B. Heal to pay him a consulting fee of US$4,000 for November, US$10,000 for December and US$5,000 for each month thereafter. As of the date of this filing this consulting fee has been paid in full. There is no term to this agreement and it can also be terminated at any time.

Except for the agreements with Graham B Heal and J. Cameron Pan, there are no other employment agreements between Communicate or the Subsidiary and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Communicate or from a change in a named executive officer's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (MORE THAN 5%)

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 14 OF 16


        =====================================================================================================
                                                                                              PERCENT
        TITLE OF CLASS          NAME AND ADDRESS OF             AMOUNT AND NATURE OF          OF CLASS [2]
                                BENEFICIAL OWNER                BENEFICIAL OWNER  [1]
        -----------------------------------------------------------------------------------------------------
        Common Stock            Bryan Liew                               1,550,000                12.36%
                                1476 West 5th Avenue
                                Vancouver, BC  V6H 4G3
        =====================================================================================================

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations.


[2] Based on 12,541,339 shares of common stock issued and outstanding as of March 31, 2001.

SECURITY OWNERSHIP OF MANAGEMENT

        =====================================================================================================

            TITLE OF CLASS           NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT
                                       BENEFICIAL OWNER               BENEFICIAL OWNER        OF CLASS [1]
        -----------------------------------------------------------------------------------------------------
        Common Stock            Graham B Heal                               None                  0.0%
                                2311 Cherry Street
                                Bellingham, WA 98225
        -----------------------------------------------------------------------------------------------------
        Common Stock            J Cameron Pan                             148,816                 1.19%
                                719 West 53rd Avenue
                                Vancouver, BC V6P 1K5
        -----------------------------------------------------------------------------------------------------
        Common Stock            Directors and Executive                   148,816                 1.19%
                                Officers as a group (2
                                persons)
        =====================================================================================================

 [1] Based on 12,541,339 shares of common stock issued and outstanding as of March 31, 2001.

CHANGES IN CONTROL

Communicate is not aware of any arrangement that may result in a change in control of Communicate.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATEDTRANSACTIONS.

RELATIONSHIPS WITH INSIDERS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Communicate or the Subsidiary was a party, other than the payment of expenses or salary to such person.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      INDEX TO AND DESCRIPTION OF EXHIBITS.


EXHIBIT          DESCRIPTION

EXHIBIT A        Audited  Financial  Statements as of December 31, 2000 for the
                 period October 10, 1995 (inception) to December 31, 2000.

3.1              Articles of Incorporation(1).

3.2              Bylaws (1)

3.3              Certificate of Amendment to Articles of Incorporation

10.1             Purchase   Agreement,   dated   November   8,  2000,   between
                 Communicate.com Inc. and Brian Liew (2)

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 15 OF 16

EXHIBIT          DESCRIPTION

10.2 Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. (2)

10.3 Form of Share Exchange Agreement, dated November 29, 2000, between Communicate.com Inc. and certain shareholders of AlbertaCo. (3)

10.4             Letter   Agreement,   dated   January   26,   20001,   between
                 AlbertaCo and Sierra Systems Group Inc. (3)

22               Subsidiaries

27               Financial Data Schedule.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed on June 5, 2000, and incorporated herein by reference

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000, filed November 14, 2000.

(3) Filed as an exhibit to the Company's Report on Form 8-K/A, filed March 30, 2001.

(B)  REPORTS ON FORM 8-K.

On June 29, 2000, Communicate filed a Form 8-K disclosing under Item #5 the change of directors and a forward split of Communicates issued and outstanding shares.

On November 9, 2000, Communicate filed a Form 8-K disclosing under Item 4 disclosing a change in auditors.

On November 27, 2000, Communicate filed a Form 8-K disclosing under the acquisition of 11,714,080 shares of the capital stock of the Subsidiary from Bryan Liew.

There were no other reports on Form 8-K filed by Communicate during the period ending December 31, 2000.

COMMUNICATE.COM INC.            FORM 10-KSB                        PAGE 16 OF 16

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                            COMMUNICATE.COM INC.

                            By:  /s/ GRAHAM B. HEAL
                                -----------------------------------------------
                            Name and Title:   GRAHAM B. HEAL - DIRECTOR AND CEO
                                             ----------------------------------
                            Dated:   APRIL 12, 2001
                                   --------------------------------------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated.

                           By:      /S/ GRAHAM B. HEAL
                                  --------------------------------------------
                           Name and Title:   GRAHAM B. HEAL - DIRECTOR AND CEO
                                            ----------------------------------
                           Dated:   APRIL 12, 2001
                                  --------------------------------------------
                           By:      /S /J. CAMERON PAN
                                  --------------------------------------------
                           Name and Title:   J. CAMERON PAN- DIRECTOR AND CFO
                                            ---------------------------------
                           Dated:   APRIL 12, 2001
                                  --------------------------------------------

                              COMMUNICATE.COM INC.

                         (FORMERLY TROYDEN CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




AUDITORS' REPORT

BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF IN STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LABONTE & CO.                              1205 - 1095 WEST PENDER STREET
--------------------------------------------    VANCOUVER, BC  CANADA
C H A R T E R E D   A C C O U N T A N T S       V6E 2M6
--------------------------------------------    TELEPHONE      (604) 682-2778
--------------------------------------------    FACSIMILE      (604) 689-2778
                                                EMAIL:         RJL@LABONTECO.COM


                                AUDITORS' REPORT

--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheet of Communicate.com Inc. (formerly Troyden Corporation) as at December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with generally accepted accounting principles in the United States.

The financial statements as at December 31, 1999 and for the three month period then ended and for the year ended September 30, 1999 were audited by other auditors who expressed an opinion without reservation in their report dated January 25, 2000.

                                                           LABONTE & CO.
                                                      --------------------------
                                                        CHARTERED ACCOUNTANTS
                                                      --------------------------

Vancouver, B.C.
March 23, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
-------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 23, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                           LABONTE & CO.
                                                      --------------------------
                                                        CHARTERED ACCOUNTANTS
                                                      --------------------------

Vancouver, B.C.
March 23, 2001

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,            December 31,
                                                                        2000                   1999
========================================================================================================

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $    47,823            $        --
     Accounts receivable                                                 143,486                     --
     Prepaid expenses                                                     40,043                     --
     Other current assets                                                 20,007                     75
--------------------------------------------------------------------------------------------------------

                                                                         251,359                     75

FIXED ASSETS (Note 4)                                                    213,460                     --
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                             3,385,035                     --
--------------------------------------------------------------------------------------------------------

                                                                     $ 3,849,854            $        75
========================================================================================================

                                   LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities (note 5)               $   838,484            $    16,460
     Loan Payable (Note 6)                                               405,399                     --
     Note Payable (Note 3)                                               825,000                     --
     Current portion of lease obligation (note 4)                         36,217                     --
--------------------------------------------------------------------------------------------------------

                                                                       2,105,100                 16,460

LEASE OBLIGATION (note 4)                                                 56,140                     --
--------------------------------------------------------------------------------------------------------

                                                                       2,161,240                 16,460
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock (note 7)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               12,525,339 (1999 - 9,300,000) Common shares                 3,535                    310
     Additional paid in capital                                        1,928,682                  3,690
     Accumulated deficit                                                (236,739)               (20,385)
     Accumulated other comprehensive income (loss)                        (6,864)                    --
--------------------------------------------------------------------------------------------------------

                                                                       1,688,614                (16,385)
--------------------------------------------------------------------------------------------------------

                                                                     $ 3,849,854            $        75
========================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three months
                                                              Year ended         ended December 31,          Year ended
                                                           December 31, 2000            1999             September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES
     Domain sales (net of costs) (Note 8)                    $   132,900            $        --            $        --
     Web advertising                                              14,502                     --                     --
     Other                                                        34,539                     --                     --
----------------------------------------------------------------------------------------------------------------------------
                                                                 181,941                     --                     --
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
     General and administrative                                   78,485                  3,093                    946
     Professional fees                                            83,767                     --                     --
     Sales and marketing                                         217,291                     --                     --
     Depreciation                                                 13,353                     25                    297
----------------------------------------------------------------------------------------------------------------------------

                                                                 392,896                  3,118                  1,243
----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  (210,955)                (3,118)                (1,243)

INTEREST
     Expense                                                      (5,399)                    --                     --
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                      $  (216,354)           $    (3,118)           $    (1,243)
============================================================================================================================

BASIC LOSS PER SHARE                                         $    (.0228)           $    (.0003)           $    (.0001)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                        9,509,018              9,078,261              9,000,000
============================================================================================================================


 The accompanying notes are an integral part of these consolidated financial statements


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM SEPTEMBER 30, 1998 TO DECEMBER 31, 2000


                                                                                                  Accumulated other
                                                         Common shares    Additional   Accumulated comprehensive Total Stockholder's
                                                 Number of shares  Amount Paid-In Capital Deficit  income (loss) Equity (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998, after giving retroactive
     effect to the 1:30 forward stock-split            9,000,000   $  300   $    2,700 $  (7,903)   $    --          $   (4,903)

Net loss, year ended September 30, 1999                       --       --           --    (1,243)        --              (1,243)

Dividends                                                     --       --           --    (8,121)        --              (8,121)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                            9,000,000      300        2,700   (17,267)        --             (14,267)

Issuance of 300,000 common shares at $0.0033 per share   300,000       10          990        --         --               1,000

Net loss, three months ended December 31, 1999                --       --           --    (3,118)                        (3,118)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             9,300,000      310        3,690   (20,385)        --             (16,385)

Issuance of 1,000,000 common shares                    1,000,000    1,000      499,000        --         --             500,000
     at $0.50 per share

Issuance of 300,000 common shares at $0.91 per share     300,000      300      272,700        --         --             273,000

Issuance of 550,000 common shares at $0.50 per share     550,000      550      274,450        --         --             275,000

Issuance of 1,375,339 common shares                    1,375,339    1,375      878,842        --         --             880,217
     at $0.64 per share

Currency translation adjustment                               --       --           --        --     (6,864)             (6,864)

Net loss, year ended December 31, 2000                        --       --           --  (216,354)        --            (216,354)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                            12,525,339   $3,535   $1,928,682 $(236,739)   $(6,864)         $1,688,614
====================================================================================================================================

                        The accompanying notes are an integral part of these consolidated financial statements


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year ended       Three months ended       Year ended
                                                                 December 31, 2000    December 31, 1999    September 30, 1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                            $(216,354)         $  (3,118)         $  (1,243)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     - depreciation and amortization                                      13,353                 25                297
     - accrued interest                                                    5,399                 --                 --
     - non-cash compensation                                                  --              1,000                 --
     - non-cash domain, sales and marketing costs                        309,100                 --                 --
     - accounts receivable                                                27,080                 --                 --
     - other assets                                                       12,909                 --                 74
     - prepaid expenses                                                   14,958                 --                 --
     - accounts payable                                                 (186,412)             2,093                872
------------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                        (19,967)                --                 --
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - acquisition of subsidiary, net of cash acquired                  (307,840)                --                 --
------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                       (307,840)                --                 --
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                       (17,506)                --                 --
     - loan advances                                                     400,000                 --                 --
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                     382,494                 --                 --
------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (6,864)                --                 --
------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     47,823

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                --                 --                 --
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  47,823          $      --          $      --
==============================================================================================================================



SUPPLEMENTAL CASH FLOW INFORMATION

       In December 1999 the Company issued 300,000 shares as compensation to a former director.
       In November 2000 the Company issued 1,000,000 shares in connection with the acquisition of control of AlbertaCo.
       In December 2000 the Company issued 550,000 shares in partial payment of amount due in connection with the acquisition of control of AlbertaCo.
       In December 2000 the Company issued 1,375,339 shares in connection with the acquisition of shares of AlbertaCo. from AlbertaCo's minority shareholders.
       In December 2000 the company issued 300,000 shares pursuant to a business development consulting agreement.

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). CMNN has previously been a development stage company seeking business acquisition opportunities. Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company ("AlbertaCo") and during December 2000 acquired from minority shareholders an additional 31% of the outstanding shares of AlbertaCo. As a result, as at December 31, 2000 CMNN owns 83% of the outstanding shares of AlbertaCo.

AlbertaCo owns a large portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo entered into agreements to sell a portion of its interest in certain of its domain names (refer to Notes 8 and 13). For the year ended December 31, 2000 the Company is no longer considered to be in the development stage.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2000 the Company has a working capital deficiency of $1,853,741 (1999 - $16,385) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and the 83% interest in its subsidiary AlbertaCo effective November 10, 2000. All significant intercompany balances and transactions are eliminated on consolidation. The financial statements for the three months ended December 31, 1999 and the year ended September 30, 1999 are non-consolidated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.

FIXED ASSETS
Fixed assets are recorded at cost. Depreciation are computed at the following rates over the estimated useful lives of the assets:

        Computer equipment               30% declining balance
        Furniture and fixtures           20% declining balance
        Office equipment                 20% declining balance

One-half year depreciation is taken in the year of acquisition on certain capital assets.

REVENUE RECOGNITION
Revenues from sale of domain names consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company's control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net of direct selling costs.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company's sites to other parties. Collectibility of these referral commissions is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

FOREIGN CURRENCY TRANSACTIONS
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

FINANCIAL INSTRUMENTS
Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. Refer to Note 11.

LOSS PER SHARE

Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the period after giving effect to the 1:30 forward stock-split. Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net loss resulting from translation of the foreign currency financial statements of AlbertaCo.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews the carrying amount of capital assets and intangible assets held for resale for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS
In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44") which clarifies the application of APB 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has determined that this pronouncement does not have a material impact on the reporting and measurement of stock based compensation by the Company.

In June 1998, The FASB issued Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. As the Company does not currently use derivative instruments, the adoption of SFAS 133 does not have a significant effect on the Company's results of operations or its financial position.

The Securities and Exchange Commission Staff Accounting Bulletin No. 101 and subsequent amendments and related releases ("SAB 101") released during the year ended September 30, 1999 provide guidance for the recognition of revenue in financial statements. The Company has considered the guidance presented therein and believes that the Company's practices for the recording of revenue are consistent with this guidance.

NOTE 3 - ACQUISITION
--------------------------------------------------------------------------------

By agreement dated November 10, 2000 the Company acquired 11,714,080 Class A common shares of AlbertaCo, representing 52% of the outstanding shares of AlbertaCo, in consideration for 1,000,000 shares of the Company's common stock, a cash payment of $400,000 and an additional $1,100,000 payable in four equal amounts of $275,000 due 30, 60, 90 and 120 days following the acquisition or as otherwise agreed to by the parties. The Company may, at its option, satisfy the additional $1,100,000 payable by the issuance of 2,200,000 post-split shares of the Company's common stock.

In connection with this acquisition, the Company borrowed $400,000 from Pacific Capital Markets Inc. (refer to Note 6)

On December 14, 2000, 550,000 post-split shares of common stock were issued at an agreed value of $0.50 per share as settlement of $275,000 of the $1,100,000. As at December 31, 2000 $825,000 is payable in connection with this agreement.

In addition, effective November 30, 2000, the Company made an offer to purchase all of the remaining minority shareholdings of AlbertaCo on the basis of one post-split share of the Company for each 5.1470556 shares of AlbertaCo. This offer remained in effect until December 29, 2000. In connection with this offer, the Company acquired an additional 7,079,039 shares of AlbertaCo, representing
31% of the outstanding shares of AlbertaCo, for consideration of 1,375,339 shares of the Company's common stock at a fair value of $0.64 per share.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITION (CONT'D)
--------------------------------------------------------------------------------

As at December 29, 2000, after completion of the two transactions, the Company owns 83% of the outstanding shares of common stock of the AlbertaCo.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:


          Assets acquired at fair value:
                Current assets                                                         $   350,568
                Capital assets                                                             519,798
                Intangible assets held for resale - domain names                         3,421,135
                                                                                       -----------

                                                                                         4,291,501

          Liabilities assumed at fair value:
                Accounts payable and accrued liabilities                                (1,301,421)
                Lease obligations                                                         (109,863)
                                                                                       -----------

          Purchase price                                                               $ 2,880,217
                                                                                       ===========

          Components of the purchase price:
                 Cash paid on closing                                                  $   400,000
                 1,000,000 shares issued on closing at $0.50 per share                     500,000
                 Note payable within 120 days                                            1,100,000
                                                                                       -----------

                                                                                         2,000,000

                 1,375,339 shares issued to minority shareholders at $0.64 per share       880,217
                                                                                       -----------

          Total purchase price                                                         $ 2,880,217
                                                                                       ===========



NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------


                                                    2000             1999
                                                ---------------------------

        Computer equipment                      $  216,252         $     --
        Furniture and fixtures                       6,568               --
        Office equipment                             3,993               --
                                                ---------------------------

                                                   226,813               --
        Less: accumulated depreciation             (13,353)              --
                                                ---------------------------

                                                $  213,460         $     --
                                                ===========================


As at December 31, 2000, computer equipment includes $84,889 of equipment held under capital lease. Accumulated depreciation of leased equipment at December 31, 2000 is $6,432.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 4 - FIXED ASSETS (CONT'D)
--------------------------------------------------------------------------------

As of December 31, 2000, future minimum annual lease payments relating to assets held under capital leases, together with their present values are as follows:

        2001                                         $  70,063
        2002                                            20,182
        2003                                            11,902
        2004                                             1,769
        2005                                             1,769
                                                     ---------

        Total minimum lease payments                   105,685
        Amount representing interest                   (13,328)
                                                     ---------

        Present value of minimum lease payments      $  92,357
                                                     =========


NOTE  5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

Details of accounts payable and accrued liabilities are as follows:

                                                  2000           1999
                                             ---------------------------

        Trade accounts payable               $  478,777        $      --
        Accrued liabilities                     341,248               --
        Taxes payable                            18,459           16,460
                                             ---------------------------

                                             $  838,484        $  16,460
                                             ===========================

NOTE 6 - LOAN PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI has agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at December 31, 2000, $400,000 has been loaned by PCMI to the Company and $5,399 of interest has been accrued.

PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

As at December 31, 1999, the authorized common shares of the company consisted of 50,000,000 Common Shares with a par value of $.001 of which 310,000 pre-split shares were issued and outstanding. On June 27, 2000, the Board of Directors passed a resolution to adopt a forward stock split at a ratio of 1:30 with the effect that the total issued and outstanding shares increased to 9,300,000 shares. The stock split has been applied retroactively to all periods presented.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK (CONT'D)
--------------------------------------------------------------------------------

On December 8, 1999 300,000 post-split shares of common stock were issued as compensation to a former director for services provided as a member of the board at a fair value of $0.0033 per share.

On November 8, 2000, in connection with the acquisition of AlbertaCo shares, 1,000,000 post-split shares of common stock were issued at a fair value of $0.50 per share.

On December 14, 2000, 550,000 post-split shares of common stock were issued at an agreed value of $0.50 per share in settlement of $275,000 of the $1,100,000 payable in connection with the November 10, 2000 acquisition of AlbertaCo shares.

On December 29, 2000, 300,000 post-split shares of common stock were issued at a fair value of $0.91 per share in connection with an Asian business development consulting agreement dated November 23, 2000.

On December 29, 2000, 1,375,339 post-split shares of common stock were issued at a fair value of $0.64 per share in connection with the purchase 7,079,039 shares of AlbertaCo from minority shareholders of AlbertaCo.

Refer to Notes 6 and 13.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

The Company has no stock options outstanding as at December 31, 2000 and 1999. Options were outstanding to purchase shares of common stock of AlbertaCo as at the date of the acquisition of AlbertaCo. Effective January 1, 2001, the options to purchase shares of common stock of AlbertaCo were cancelled. At as December 31, 2000, no compensation expense had been recorded for any period relating to the granting of stock options by the Company.

NOTE 8 - DOMAIN SALES
--------------------------------------------------------------------------------

VIETNAM.COM
By agreement dated November 23, 2000 AlbertaCo entered into an agreement to sell one of its URL domain names (vietman.com) for $500,000 such that AlbertaCo was to receive $200,000 10 days after closing, $300,000 within 90 days following the transfer of the domain name, and 20% of the outstanding shares to of a newly incorporated company which will hold the rights to the domain name. To date the Company has received the $200,000 and is currently renegotiating the terms for payment of the $300,000 and accordingly the $300,000 has not been accrued.

HOCKEY.COM
By agreement dated November 28, 2000 and amended December 19,2000 AlbertaCo agreed to sell one of its URL domain names (hockey.com). During the period the Company received a $60,000 non-refundable deposit and effective March 1, 2001 the agreement was terminated by the Company as allowed for in the agreement.

NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year management fees and salaries of totalling $19,869 (1999 - $1,000) were paid to two directors of the Company.

In connection with the purchase offer to AlbertaCo  minority  shareholders (Note
3), a director and a relative of a director exchanged a total of 917,877 shares of capital stock of AlbertaCo for 178,329 shares of capital stock of the Company.

Refer to Note 6.
                                      F-12

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's subsidiary, AlbertaCo is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

The Company has net operating loss carryforwards of approximately $5,050,000 (CMNN - $250,000 ; AlbertaCo - $4,800,000) which result in deferred tax assets. The AlbertaCo carryforwards will expire, it not utilized, commencing in 2006. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 11 - FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

INTEREST RATE RISK EXPOSURE
The Company has limited exposure to any fluctuation in interest rates.

FOREIGN EXCHANGE RISK
The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises form the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable, note payable and capital lease obligation. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases are estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

COMMITMENTS
Effective December 15, 2000, AlbertaCo occupies its current premises on a month to month basis at $2,700 per month.

Rent expense for the year ended December 31, 2000, which includes the consolidated accounts of AlbertaCo, was $16,916.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONT'D)
--------------------------------------------------------------------------------

CONTINGENCIES
The former Chief Executive Officer of AlbertaCo commenced a legal action against AlbertaCo on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at minimum, 18.39% of the outstanding shares of AlbertaCo, specific performance of his contract, special damages in an amount of CAN$37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com commenced an action against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The amount of loss, if any, resulting from this litigation is presently not determinable.

Subsequent to year-end AlbertaCo has been threatened with legal action by Don King Productions ("DKP") for alleged infringements on a pay-per-view telecast in March 2000 on AlbertaCo's website, boxing.com. DKP is seeking damages of $100,000 and the rights to the boxing.com domain name. The Company denies any wrongdoing and will defend any legal action undertaken by DKP.

Certain minority shareholders of AlbertaCo threatened to take legal action in the Court of Queens Bench of Alberta pursuant to the Alberta Business Corporation Act to obtain remedies based on alleged shareholder oppression. These shareholders have also notified certain directors and investors of their intention to proceed with derivative claims that will be proceeded with in combination with the shareholder oppression action. As of the date of the auditors' report no statement of claim has been filed. Should a claim be started, the Company intends to vigorously defend this action.

NOTE 13 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

SETTLEMENT OF DEBT
By Directors' resolution dated January 23, 2001, the Company agreed to issue 16,000 post-split shares of common stock in settlement of certain trade accounts payable of AlbertaCo in the amount of $20,000.

SALE OF CRICKET.COM
AlbertaCo has entered into an agreement to sell one of its URL domain names for proceeds of $25,000 payable on closing, 90% of the net revenues from Cricket.com Ltd. (a newly formed company of which AlbertaCo will own 40%) to a maximum of $500,000, and 50% of the net revenues from Cricket.com Ltd. until an additional $500,000 is paid.

LEASE OF VANCOUVER.COM
AlbertaCo entered into an agreement to lease one of its URL domain names for a ten year period for consideration of 2% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of on-line revenues originating from the domain name URL and 1% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of offline revenues originating from the domain name URL. The lessee has the right to purchase the domain name URL prior to the fifth anniversary date for CAN$400,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee also has the right to purchase the domain name URL prior to the eighth anniversary date for CAN$800,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee may cancel this agreement with 60 days notice of the annual anniversary date