Form 10QSB
period 2001-03-31
TROYDEN CORP
filed 2001-05-15
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-29929


                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)


            Nevada                                             33-0786959
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


            #1300 - 1090 West Georgia Street, Vancouver, B.C. V6E 3V7
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 697-0136
                                 --------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock                     12,541,339 shares outstanding
        $.001 Par Value                        as of April 30, 2001

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Balance sheets as of March 31, 2001 and December 31, 2000 Statements of Operations as of March 31, 2001 and March 31, 2000 Statements of Cash Flows as of March 31, 2001
         Notes to the Financial Statements

Item 2.  Management's discussion and analysis of financial condition and results of operations.........................................................3

PART II. OTHER INFORMATION.....................................................7

Item 1.  Legal Proceedings.....................................................7

Item 2.  Changes in Securities.................................................7

Item 3.  Defaults Upon Senior Securities.......................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 5.  Other Information.....................................................7

Item 6.  Exhibits and Reports on Form 8-K......................................7

Signatures.....................................................................9

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 10, 2000, Registrant acquired approximately 52% of the issued and outstanding shares of the common stock of Communicate.com Inc., an Alberta corporation (the "Subsidiary") from Bryan Liew. Following its acquisition of shares from Mr. Liew, on December 29, 2000, Registrant consummated the acquisition from certain minority shareholders of the Subsidiary an additional 31% of the issued and outstanding shares of the common stock of the Subsidiary by exchanging one share of the Registrant's common stock for each 5.147058 shares of the Subsidiary's common stock from minority shareholders of the Subsidiary pursuant to a Share Exchange Offer made on November 30, 2000. Following the exchange, Registrant holds approximately 83% of the outstanding common stock of the Subsidiary.

The Subsidiary is in the business of developing its portfolio of approximately 400 domain names, at least 30 of which generate high amount of internet traffic because of their generic descriptive nature of a specific product or services category.

Registrant's twelve-month plan of operation is to: (i) establish partnerships and other relationships with established businesses that are leaders or near-leaders in their respective industry verticals that match with the Subsidiary's online businesses; (ii) build out online businesses that have established partnerships in place; (iii) develop more revenue generating programs; (iv) expand through the acquisition of strategic domain names, web sites and online businesses; and (v) invest into strategic portfolio companies using the 400 domain name assets held by the Subsidiary.

Registrant will attempt to generate more revenue by (i) partnering with established businesses that have existing revenue streams that can be easily ported over to one of the Subsidiary's online business models, (ii) growing those revenue streams by leveraging the Subsidiary's domain name asset's inherent traffic flow, and (iii) leasing the traffic arising from as yet undeveloped domain name assets to existing on-line e-commerce businesses that fall under the product or service category described by the generic domain name.

Registrant presently has 3 employees employed by the Subsidiary. Registrant will hire employees through the Subsidiary as the need arises and its finances allow. Positions will include web programmers, graphic artists, web masters, multimedia designers, web writers, marketing representatives, sales representatives and administrators. These positions may be required directly by the Subsidiary or through the Subsidiary's online businesses, and may be located in Vancouver, or other offices as required by the Subsidiary's online businesses and partners.

(A)      SELECTED FINANCIAL DATA

The following selected financial data was derived from Communicate's unaudited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

         For the Quarters Ended                                                March 31, 2001               March 31, 2000
         -----------------------------------------------------------------------------------------------------------------
         Statements of Operations Data

         Domain and Advertising Sales                                            $     63,336                           --

         General and Administrative                                              $    (49,937)                          --
         Professional Fees                                                           (102,033)                          --
         Depreciation                                                                 (23,134)                          --

         Net (Loss)                                                              $   (126,631)                          --
         Basic (Loss) per Share                                                  $      (0.01)                          --
         Weighted Average Shares Outstanding                                       12,537,428                    9,300,000

         Balance Sheet Data                                              As at March 31, 2001      As at December 31, 2000
         -----------------------------------------------------------------------------------------------------------------
         Current Assets                                                           $   162,343                  $   251,359
         Fixed Assets                                                                 210,485                      233,620
         Intangible Assets                                                          3,364,875                    3,364,875
           Total Assets                                                           $ 3,737,703                  $ 3,849,854

         Accounts Payable & Accrued Liabilities                                   $   805,886                  $   838,484
         Loan Payable                                                                 414,423                      405,399
         Note Payable                                                                 825,000                      825,000
         Lease Obligations                                                             77,804                       92,357
           Total Liabilities                                                      $ 2,123,113                  $ 2,161,240

         Common Stock                                                             $     3,551                  $     3,535
         Additional Paid in Capital                                                 1,948,666                    1,928,682
         Accumulated Deficit                                                      $  (363,370)                 $  (236,739)

(B)      RESULTS OF OPERATION

Registrant has not generated any significant revenues or expenses until the acquisition of the Subsidiary on November 10, 2000. Prior to that date, Registrant was a developing stage company in search of business acquisition. The results of operation discussed hereon shall describe business activities from November 10, 2000 onward.

REVENUES. In a prior sales of a country category domain name in the last quarter of 2000 Registrant had expected to generate additional net revenue in the first and the second quarter of 2001. However, the purchaser of the country category domain name has not been able to complete its financing, and Registrant has extended the timing of payment until the third quarter of 2001. Management will closely monitor the conditions set on the purchaser and take action in due course. Management will continue to market its portfolio of domain names in fiscal 2001 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Management believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

Registrant generated advertising and click-through revenues of $25,800 from the leasing of internet traffic from idle domain names redirected to potential partners and purchasers who would be interested in making an offer on a domain name in Registrant's portfolio or would want to receive internet traffic that were product or service category specific and would benefit any online business in or near the same product or service category. Management cannot reasonably forecast revenue generated by these agreements but expect revenue to remain consistent on a quarter over quarter basis.

Registrant generated other revenues from the lease of a sport category domain name, net of cost, of approximately $25,000 in the first quarter of 2001 and expects to generate further net revenue in the coming quarters of fiscal 2001 based on revenues generated from that domain name. As of the date of this filing, Registrant has not received further money from the lessee of the sport category domain name. Other revenues of $12,500 were generated from realized foreign exchange gain and miscellaneous income.

GENERAL AND ADMINISTRATIVE. Registrant's general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. These expenses have been reduced substantially from the preceding quarters as a result of management's cost savings program implemented in the last quarter of 2000 and the change in business focus in the Subsidiary's business.

PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and auditing fees which were related to costs of regulatory filings and financial statement preparation. Registrant is seeking ways to reduce these costs.

(C)      LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $1,918,183. During the quarter ended March 31, 2001 Registrant had a net loss of $126,631 and a decrease in working capital of $64,442. The decrease in working capital was primarily due to the operating loss, the decrease in accounts payable and lease obligations and was offset by the collection of certain tax receivable from the federal government of Canada. Registrant has accumulated a deficit of $363,370 since inception and has a stockholders' equity of $1,948,666 at March 31, 2001. Based on these factors, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

Registrant is in the early stages of operation and is just beginning to generate business revenues. Revenue generating programs will include: (i) the sale through e-commerce of products and services to consumers through the Subsidiary's online businesses; (ii) data mining of visitor and customer information to provide aggregate market research to corporate partners and business customers; (iii) infrastructure and shared service fees to corporate partners and business customers to provide them with exposure and e-commerce capabilities on the Subsidiary's online businesses; (iv) sponsorship and advertising programs for business customers who want to target specific consumers; and (v) dividends and cash flows from the Subsidiary's portfolio companies that are not part of its network of operating online businesses.

Registrant and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary's expected cash requirement for the next 12 months is one million dollars. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies which, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

Although the foregoing actions are expected to cover Registrant's anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Registrant will be able to raise sufficient cash to meet these cash requirements.

Registrant has no current plans to purchase any plant or significant equipment.

(D)      UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of Registrant's financial condition and the results of its operations and other sections of this report, contain forward looking statements, that are based upon the current beliefs and expectations of Registrant's management, as well as assumptions made by, and information currently available to, Registrant's management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, Registrant's future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

During the quarter ended March 31, 2001, Registrant is not a party to any additional material pending legal proceedings and, to the best of its knowledge, no such action by or against Registrant has been threatened.

Item 2.  Changes in Securities.
-------------------------------

On January 23, 2001, the Board of Directors issued 16,000 shares of common stock to Butch Thurman as final settlement of a debt owing by the Subsidiary to Mr. Thurman. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. No underwriter was involved in the issuance of these shares.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information.
---------------------------

Change of Principal Office - Registrant and its Subsidiary has relocated to 1300 - 1090 West Georgia Street, Vancouver, BC, V6E 3V7. The new office space, approximately 1,000 square feet, is sub-leased until March 31, 2002 and renewable on a month-to-month basis thereafter.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(A)      Index to and Description of Exhibits.

    EXHIBIT                     DESCRIPTION
    F-1                         Financial Statements.
    27                          Financial Data Schedule.

(B)     Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the quarter ending March 31, 2001.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMUNICATE.COM INC.

Date:    May 15, 2001                      By: /s/ Graham B. Heal
         ------------                         ---------------------------------


Date:    May 15, 2001                      By: /s/ J Cameron Pan
         ------------                         ---------------------------------

                                    Exhibits

Financial Statements.........................................................F-1

                              COMMUNICATE.COM INC.

                         (FORMERLY TROYDEN CORPORATION)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (unaudited)









BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                     March 31, 2001        2000
----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)

                                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                            $   23,906       $   47,823
     Accounts receivable                                                                      85,180          143,486
     Prepaid expenses                                                                         40,572           40,043
     Other current assets                                                                     12,685           20,007
----------------------------------------------------------------------------------------------------------------------

                                                                                             162,343         251,359

FIXED ASSETS (Note 4)                                                                        210,485          233,620
INTANGIBLE ASSETS
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                                                 3,364,875        3,364,875
----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 3,737,703      $ 3,849,854
======================================================================================================================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                             $  805,886       $  838,484
     Loan Payable (Note 5)                                                                   414,423          405,399
     Note Payable (Note 3)                                                                   825,000          825,000
     Current portion of lease obligation                                                      36,217           36,217
----------------------------------------------------------------------------------------------------------------------

                                                                                           2,081,526        2,105,100

LEASE OBLIGATION                                                                              41,587           56,140
----------------------------------------------------------------------------------------------------------------------

                                                                                           2,123,113        2,161,240
----------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               12,541,339 (1999 - 12,525,339) Common shares                                    3,551            3,535
     Additional paid in capital                                                            1,948,666        1,928,682
     Accumulated deficit                                                                   (363,370)        (236,739)
     Accumulated other comprehensive income (loss)                                            25,743          (6,864)
----------------------------------------------------------------------------------------------------------------------

                                                                                           1,614,590        1,688,614
----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 3,737,703      $ 3,849,854
======================================================================================================================


    The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three months          Three months
                                                                                       ended March 31,       ended March 31,
                                                                                             2001                2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
REVENUES
     Domain name revenue                                                                 $   50,816              $      -
     Other                                                                                   12,520                     -
--------------------------------------------------------------------------------------------------------------------------

                                                                                             63,336                     -
--------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                                                              49,937                     -
     Professional fees                                                                      102,033                     -
     Sales and marketing                                                                      1,616                     -
     Depreciation and amortization                                                           23,135                     -
--------------------------------------------------------------------------------------------------------------------------

                                                                                            176,721                     -
--------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                            (113,385)                     -

INTEREST EXPENSE                                                                           (13,246)                     -
--------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                                 $ (126,631)                     -
==========================================================================================================================

BASIC LOSS PER SHARE                                                                    $    (0.01)                     -
==========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                  12,537,428             9,300,000
==========================================================================================================================



    The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three months           Three months
                                                                                         ended March 31,       ended March 31,
                                                                                              2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                               $  (126,631)           $      -
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - depreciation and amortization                                                            23,135                  -
     - accrued interest                                                                          9,024                  -
     - accounts receivable                                                                      58,306                  -
     - other assets                                                                              7,322                  -
     - prepaid expenses                                                                          (529)                  -
     - accounts payable                                                                       (12,598)                  -
--------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                             (41,971)                  -
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                 -                  -
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                                            (14,553)                  -
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                          (14,553)                  -
--------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         32,607                  -
--------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                         (23,917)                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  47,823                  -
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $    23,906           $      -
==========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

      During the period the Company issued 16,000 common shares in settlement of certain trade accounts payable of $20,000.



    The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). CMNN has previously been a development stage company seeking business acquisition opportunities. Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company ("AlbertaCo") and during December 2000 acquired from minority shareholders an additional 31% of the outstanding shares of AlbertaCo. As a result, CMNN owns 83% of the outstanding shares of AlbertaCo.

AlbertaCo owns a large portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo entered into agreements to sell interests in certain of its domain names and accordingly the Company is no longer considered to be in the development stage.

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2001 the Company has a working capital deficiency of $1,919,183 and has incurred ongoing losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and the 83% interest in its subsidiary AlbertaCo. All significant intercompany balances and transactions are eliminated on consolidation.

FIXED ASSETS
Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

        Computer equipment                   30% declining balance
        Furniture and fixtures               20% declining balance
        Office equipment                     20% declining balance
        Other intangibles                    5 years straight-line

One-half year depreciation is taken in the year of acquisition on certain capital assets.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

REVENUE RECOGNITION
The Company generates revenues from the licensing, leasing and sale of the rights to its domain names. Collectibility of the proceeds in connection with these transactions is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net of direct selling costs. The carrying amount of the domain names held for resale is charged against revenue on a proportionate basis concurrent with the recognition of the revenue.

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

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS
Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. Refer to Note 11.

LOSS PER SHARE
Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

In connection with this acquisition, the Company borrowed $400,000 from Pacific Capital Markets Inc. (refer to Note 5)

On December 14, 2000, 550,000 post-split shares of common stock were issued at an agreed value of $0.50 per share as settlement of $275,000 of the $1,100,000. As at March 31, 2001 $825,000 is payable in connection with this agreement.

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

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 3 - ACQUISITION (CONT'D)
--------------------------------------------------------------------------------

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:


          Assets acquired at fair value:
                Current assets                                                                     $  350,568
                Capital assets                                                                        519,798
                Intangible assets held for resale - domain names                                    3,421,135
                                                                                              ----------------

                                                                                                    4,291,501

          Liabilities assumed at fair value:
                Accounts payable and accrued liabilities                                          (1,301,421)
                Lease obligations                                                                   (109,863)
                                                                                              ----------------

          Purchase price                                                                          $ 2,880,217
                                                                                              ================

          Components of the purchase price:
                 Cash paid on closing                                                              $  400,000
                 1,000,000 shares issued on closing at $0.50 per share                                500,000
                 Note payable within 120 days                                                       1,100,000
                                                                                              ----------------
                                                                                                    2,000,000
                 1,375,339 shares issued to minority shareholders at $0.64 per share                  880,217
                                                                                              ----------------

          Total purchase price                                                                    $ 2,880,217
                                                                                              ================



NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                                                       March 31, 2001   December 31, 2000
                                                                                     --------------------------------------
        Computer equipment                                                                   $  216,252         $  216,252
        Furniture and fixtures                                                                    6,568              6,568
        Office equipment                                                                          3,993              3,993
        Other intangbles                                                                         20,160             20,160
                                                                                     --------------------------------------

                                                                                                246,973            246,973
        Less: accumulated depreciation                                                         (36,488)           (13,353)
                                                                                     --------------------------------------

                                                                                             $  210,485         $  233,620
                                                                                     ======================================

--------------------------------------------------------------------------------
As at March 31, 2001, computer equipment includes $84,889 of equipment held under capital lease. Accumulated depreciation of leased equipment at March 31, 2001 is $16,082.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 5 - LOAN PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI has agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at March 31, 2001, $400,000 has been loaned by PCMI to the Company and $14,423 of interest has been accrued.

PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

Pursuant to a Directors' resolution dated January 23, 2001, the Company issued 16,000 post-split shares of common stock in settlement of certain trade accounts payable of AlbertaCo in the amount of $20,000.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

The Company has no stock options outstanding as at March 31, 2001 and to date has recorded no compensation expense for any period relating to the granting of stock options.

NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period management fees and salaries of totalling $24,829 were paid to two directors of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONT'D)
--------------------------------------------------------------------------------

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

COMMITMENTS
AlbertaCo occupies its current premises on an eleven-month sub-lease at $2,500 per month.

Rent expense for the period ended March 31, 2001, which includes the consolidated accounts of AlbertaCo, was $10,205.

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

Certain minority shareholders of AlbertaCo threatened to take legal action in the Court of Queens Bench of Alberta pursuant to the Alberta Business Corporation Act to obtain remedies based on alleged shareholder oppression. These shareholders have also notified certain directors and investors of their intention to proceed with derivative claims that will be proceeded with in combination with the shareholder oppression action. To date no statement of claim has been filed and should a claim be started, the Company intends to vigorously defend this action.

NOTE 9 - DOMAIN NAME REVENUE
--------------------------------------------------------------------------------

During the period the Company entered into a number of agreements related to the domain names included in intangible assets held for resale as follows:

SALE OF CRICKET.COM
AlbertaCo has entered into an agreement to sell one of its URL domain names for proceeds of $25,000 which has been including in domain name related revenue, 90% of the net revenues from Cricket.com Ltd. (a newly formed company of which AlbertaCo will own 40%) to a maximum of $500,000, and 50% of the net revenues from Cricket.com Ltd. until an additional $500,000 is paid.

Subsequent to the period end the Company entered into two additional agreements:

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 9 - DOMAIN NAME REVENUE (CONT'D)
--------------------------------------------------------------------------------

SALE OF RUGBY.COM
AlbertaCo has entered into an agreement to sell its URL domain name (rugby.com) for proceeds of $425,820 payable in three equal annual instalments starting in April 2001. Additionally the Company receives a 10% interest in Rugbee.com Ltd. and a share of revenues generated from the site over the two-year period.

LEASE OF VANCOUVER.COM
AlbertaCo entered into an agreement to lease its URL domain name (vancouver.com) for a ten year period for consideration of 2% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of on-line revenues originating from the domain name URL and 1% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of offline revenues originating from the domain name URL. The lessee has the right to purchase the domain name URL prior to the fifth anniversary date for CAN$400,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee also has the right to purchase the domain name URL prior to the eighth anniversary date for CAN$800,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee may cancel this agreement with 60 days notice of the annual anniversary date.