Form 10QSB
period 2001-06-30
TROYDEN CORP
filed 2001-08-14
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2001

                                       or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to
                                                   ---------   ----------

                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

              Nevada                                      33-0786959
              ------------------------------------------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification Number)

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


      Common Stock                        14,191,339 shares outstanding
      $.001 Par Value                        as of August 10, 2001


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance sheets as of June 30, 2001 and December 31, 2000
        Statements of Operations as of June 30, 2001 and June 30, 2000 Statements of Cash Flows as of June 30, 2001
        Notes to the Financial Statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

                                     PART I

ITEM 1: FINANCIAL STATEMENTS.
-----------------------------

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

The Subsidiary is in the business of developing and marketing its portfolio of domain names, at least 30 of which generate high amount of internet traffic because of their generic descriptive nature of a specific product or services category.

Registrant's twelve-month plan of operation is to: (i) establish partnerships and other relationships with established businesses that are leaders or near-leaders in their respective industry verticals that match with the Subsidiary's online businesses; (ii) build out online businesses that have established partnerships in place; (iii) develop more revenue generating programs; (iv) expand through the acquisition of strategic domain names, web sites and online businesses; and (v) invest into strategic portfolio companies using the domain name assets held by the Subsidiary.

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



       For the Quarters Ended                              June 30, 2001               June 30, 2000
       ------------------------------------------------------------------------------------------------
       Statements of Operations Data
       -----------------------------
       Domain and Advertising Sales                        $     84,136                           --
       ----------------------------

       General and Administrative                          $    (55,480)                          --
       --------------------------
       Professional Fees                                        (52,873)                $     (6,975)
       -----------------
       Depreciation                                             (21,178)                          --
       ------------
       Interest                                                  (9,420)                        (749)
       --------
       Income Tax                                                    --                         (800)
       ----------

       Net (Loss)                                          $    (56,754)                $     (8,574)
       Basic (Loss) per Share                              $      (0.01)                $      (0.01)
       Weighted Average Shares Outstanding                   12,722,658                    9,300,000

       Balance Sheet Data                                 As of June 30,          As of December 31,
       ------------------                                          2001                         2000

       Current Assets                                      $    154,410                 $    251,359
       Fixed Assets                                             182,730                      233,620
       Intangible Assets                                      3,322,515                    3,364,875
         Total Assets                                      $  3,659,655                 $  3,849,854

       Accounts Payable & Accrued Liabilities              $    823,893                 $    838,484
       Loan Payable                                             423,109                      405,399
       Note Payable                                                   0                      825,000
       Lease Obligations                                         58,731                       92,357
         Total Liabilities                                 $  1,305,733                 $  2,161,240

       Common Stock                                        $      5,201                 $      3,535
       Additional Paid in Capital                             2,772,016                    1,928,682
       Accumulated Deficit                                 $   (420,124)                $   (236,739)


(B)      RESULTS OF OPERATION

Registrant has not generated any significant revenues or expenses until the acquisition of the Subsidiary on November 10, 2000. Prior to that date, Registrant was a developing stage company in search of business acquisition. The results of operation discussed hereon shall describe business activities from November 10, 2000 onward.

REVENUES. In a prior sales of a geographical category domain name in the last quarter of 2000 Registrant had expected to generate additional net revenue in the first and the second quarter of 2001. However, the purchaser of the geographical category domain name has not been able to obtain further financing to make the contracted payment. Management has exercised its remedy under the terms of the purchase agreement in July of 2001 whereby the Subsidiary will assume effective majority control of the purchaser. Management intends to seek other acceptable bids for the domain name in the coming months. However, as of the date of this filing, the purchaser has not authorized the transfer of the title of the common shares held in escrow in order for the Subsidiary to assume effective majority control. Management intends to notify the purchaser of its obligation under the purchase agreement and expects to have the matter resolved.

The Registrant entered into an agreement to lease one of its domain names for a ten-year period and received an advance of $32,000 against future revenue to be calculated at the end of each annual anniversary based on a percentage of gross revenue. The lessee also has the options to purchase the domain name prior to the fifth anniversary date and eighth anniversary date for specified amounts.

The Registrant entered into an agreement to sell one of its sports category domain name for GBP$100,000 payable in three equal annual instalments and received additionally a 10% interest in the purchaser and a share of revenues generated from the site over the two-year period. Proceeds of the first annual instalment net of costs amounted to $5,000.

Management will continue to market its portfolio of domain names in fiscal 2001 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions, including the outright sale of the Subsidiary. Management believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

Registrant generated advertising and click-through revenues of $33,000 from the leasing of internet traffic from idle domain names redirected to potential partners and purchasers who would be interested in making an offer on a domain name in Registrant's portfolio or would want to receive internet traffic that were product or service category specific and would benefit any online business in or near the same product or service category. Management cannot reasonably forecast revenue generated by these agreements but expect revenue to remain consistent on a quarter over quarter basis.

Other revenues of $13,000 were generated from realized foreign exchange gain and miscellaneous income.

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

PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and auditing fees which were related to costs of regulatory filings and financial statement preparation. Registrant continues to seek ways to reduce these costs.

(C)     LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $1,128,809. The Registrant exercised its option to settle an $825,000 note payable owing to one of its major shareholders by issuing common shares towards the end of the current quarter. During the quarter ended June 30, 2001 Registrant had a net loss of $56,754 and a decrease in cash of $9,554. The decrease in cash was primarily due to the operating loss and to extinguishing certain capital leases, offset by the collection of certain receivables and add-back of non-cash related expenses. Registrant has accumulated a deficit of $420,124 since inception and has a stockholders' equity of $2,353,922 at June 30, 2001. Based on these factors, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

During the quarter ended June 30, 2001, Registrant is not a party to any additional material pending legal proceedings and, to the best of its knowledge, no such action by or against Registrant has been threatened.


Item 2. Changes in Securities.
------------------------------

On June 20, 2001, the Board of Directors issued 1,650,000 shares of common stock to Bryan Liew in accordance with the terms of Share Purchase Agreement entered into on November 10, 2000. The Registrant had exercised its option to issue the common stock to satisfy $825,000 of debt owing to Liew. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. No underwriter was involved in the issuance of these shares.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.
--------------------------

None.
-----

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(A)      Index to and Description of Exhibits.
----------------------------------------------

    EXHIBIT                     DESCRIPTION

    F-1                         Financial Statements.

    27                          Financial Data Schedule.

(B)     Reports on Form 8-K.
----------------------------

There were no report on Form 8-K filed by Registrant during the quarter ending June 30, 2001.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   COMMUNICATE.COM INC.

Date:    August 13, 2001                                By:  /s/  Graham B. Heal
         ---------------                                ---  -------------------


Date:    August 13, 2001                                By:  /s/  J Cameron Pan
         ---------------                                ---  -------------------

                                    Exhibits



Financial Statements.........................................................F-1

                              COMMUNICATE.COM INC.

                         (FORMERLY TROYDEN CORPORATION)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (unaudited)





















BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                           CONSOLIDATED BALANCE SHEETS



                                                                                                                        December 31,
                                                                                               June 30, 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                  $    38,269             $    47,823
     Prepaid expenses                                                                                32,018                  40,043
     Other receivables                                                                               84,123                 163,493
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                    154,410                 251,359

FIXED ASSETS (Note 4)                                                                               182,730                 233,620
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                                                        3,322,515               3,364,875
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                $ 3,659,655             $ 3,849,854
====================================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                   $   823,893             $   838,484
     Loan Payable (Note 5)                                                                          423,109                 405,399
     Note Payable (Note 3)                                                                               --                 825,000
     Current portion of capital lease obligations                                                    36,217                  36,217
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  1,283,219               2,105,100

CAPITAL LEASE OBLIGATIONS                                                                            22,514                  56,140
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  1,305,733               2,161,240
------------------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,191,339 (2000 - 12,525,339) Common shares                                           5,201                   3,535
     Additional paid in capital                                                                   2,772,016               1,928,682
     Accumulated deficit                                                                           (420,124)               (236,739)
     Accumulated other comprehensive income (loss)                                                   (3,171)                 (6,864)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  2,353,922               1,688,614
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                $ 3,659,655             $ 3,849,854
====================================================================================================================================


                   The accompanying notes are an integral part of these interim consolidated financial statements

                                      F-2

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Three months         Three months      Six months          Six months
                                                           ended June 30,       ended June 30,    ended June 30,      ended June 30,
                                                               2001                 2000             2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)                            (unaudited)
REVENUES
     Domain name revenue (net of cost)                     $     70,912        $         --        $    121,728        $         --
     Other                                                       13,224                  --              25,744                  --
------------------------------------------------------------------------------------------------------------------------------------

                                                                 84,136                  --             147,472                  --
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                                  55,480                  --             105,417                  --
     Professional fees                                           52,873               6,975             154,906               6,975
     Sales and marketing                                             82                  --               1,698                  --
     Depreciation and amortization                               21,178                  50              44,313                  50
------------------------------------------------------------------------------------------------------------------------------------

                                                                129,613               7,025             306,334               7,025
------------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  (45,477)             (7,025)           (158,862)             (7,025)

INTEREST EXPENSE                                                 (9,420)               (749)            (22,666)               (749)
LOSS ON DISPOSAL OF ASSETS                                       (1,857)                 --              (1,857)                 --
------------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX                                          (56,754)             (7,774)           (183,385)             (7,774)
INCOME TAX                                                           --                (800)                 --                (800)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                    $    (56,754)       $     (8,574)       $   (183,385)       $     (8,574)
====================================================================================================================================


BASIC LOSS PER SHARE                                       $      (0.01)       $      (0.01)       $      (0.01)       $      (0.01)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         12,722,658           9,300,000          12,630,466           9,300,000
====================================================================================================================================



          The accompanying notes are an integral part of these interim consolidated financial statements


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six months                Six months
                                                                                    ended June 30,             ended June 30,
                                                                                         2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                           $(183,385)               $  (8,574)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - loss on disposal of assets                                                         1,857                       --
     - non-cash cost of sales                                                            42,360                       --
     - depreciation and amortization                                                     44,313                       50
     - accrued interest                                                                  17,710                      749
     - other receivables                                                                 79,370                       --
     - prepaid expenses                                                                   8,025                       --
     - accounts payable                                                                   5,409                    1,500
     - accrued income taxes                                                                  --                      800
------------------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                        15,659                   (5,475)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds on disposal of assets                                                     4,720                       --
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                      4,720                       --
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                                      (33,626)                      --
     - advances from shareholders'                                                           --                    5,475
------------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES                                                    (33,626)                   5,475
------------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
CASG                                                                                      3,693                       --
------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    (9,554)                      --

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                                                   47,823                       --
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  38,269                $      --
====================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

       During the period the Company issued 16,000 common shares in settlement of certain trade accounts payable of $20,000.

       During the period the Company issued 1,650,000 common shares in settlement of notes payable of $825,000.

          The accompanying notes are an integral part of these interim consolidated financial statements


                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (UNAUDITED)

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

AlbertaCo owns a large portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo is generating revenues from the sale of interests in certain of its domain names and accordingly the Company is no longer considered to be in the development stage.

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001 the Company has a working capital deficiency of $1,128,809 and has incurred ongoing losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
--------------------------------------------------------------------------------
(UNAUDITED)



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

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
--------------------------------------------------------------------------------
(UNAUDITED)


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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying amount of capital assets and intangible assets held for resale for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the assets held.

NOTE 3 - ACQUISITION OF ALBERTACO
--------------------------------------------------------------------------------

By agreement dated November 10, 2000 the Company acquired 11,714,080 Class A common shares of AlbertaCo, representing 52% of the outstanding shares of AlbertaCo, in consideration for 1,000,000 shares of the Company's common stock, a cash payment of $400,000 and an additional $1,100,000 payable in four equal amounts of $275,000 due 30, 60, 90 and 120 days following the acquisition or as otherwise agreed to by the parties. The Company may, at its option, satisfy the additional $1,100,000 payable by the issuance of 2,200,000 shares of the Company's common stock.

In connection with this acquisition, the Company borrowed $400,000 from Pacific Capital Markets Inc. (refer to Note 5)

On December 14, 2000, 550,000 shares of common stock were issued at an agreed value of $0.50 per share as settlement of $275,000 of the $1,100,000. On June 20, 2001, 1,650,000 shares of common stock were issued at an agreed value of $0.50 per share as settlement of the $825,000 balance of this agreement.

In addition, effective November 30, 2000, the Company made an offer to purchase all of the remaining minority shareholdings of AlbertaCo on the basis of one share of the Company for each 5.1470556 shares of AlbertaCo. This offer remained in effect until December 29, 2000. In connection with this offer, the Company acquired an additional 7,079,039 shares of AlbertaCo, representing 31% of the outstanding shares of AlbertaCo, for consideration of 1,375,339 shares of the Company's common stock at a fair value of $0.64 per share.

The Company owns 83% of the outstanding shares of common stock of AlbertaCo.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                          June 30, 2001     December 31, 2000
                                          -----------------------------------



        Computer equipment                  $  196,322         $  216,252

        Furniture and fixtures                   6,568              6,568

        Office equipment                         3,993              3,993

        Other intangibles                       20,160             20,160
                                          -----------------------------------

                                               227,043            246,973
        Less: accumulated depreciation        (44,313)           (13,353)
                                          -----------------------------------


                                            $  182,730         $  233,620
                                          ===================================

As at June 30, 2001, computer equipment includes $71,890 of equipment held under capital lease. Accumulated depreciation of leased equipment at June 30, 2001 is $20,162.

NOTE 5 - LOAN PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at June 30, 2001, $400,000 has been loaned by PCMI to the Company and $23,109 of interest has been accrued.

PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The authorized capital of the company consists of 50,000,000 Common Shares with a par value of $.001.

During January 2001, the Company issued 16,000 shares of common stock in settlement of certain trade accounts payable of AlbertaCo in the amount of $20,000. During June 2001, the Company issued 1,650,000 shares of common stock in settlement of a note payable in the amount of $825,000.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

The Company has no stock options outstanding as at June 30, 2001 and to date the Company has not granted any stock options.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period management fees and salaries of totalling $24,934 were paid to two directors of the Company.

NOTE 8 -CONTINGENCIES
--------------------------------------------------------------------------------

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises form the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases are estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

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

SALE OF RUGBY.COM

AlbertaCo has entered into an agreement to sell its URL domain name (rugby.com) for proceeds of (pound)100,000 payable in three equal annual instalments starting in April 2001. Additionally the Company receives a 10% interest in Rugbee.com Ltd. and a share of revenues generated from the site over the two-year period.

COMMUNICATE.COM INC.
(FORMERLY TROYDEN CORPORATION)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 9 - DOMAIN NAME REVENUE (CONT'D)
--------------------------------------------------------------------------------

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