Form 10QSB
period 2001-09-30
TROYDEN CORP
filed 2001-11-14
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

                      Nevada                         33-0786959
         -----------------------------------------------------------
          (State or other jurisdiction of          (IRS Employer
           incorporation or organization)      Identification Number)

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

             Common Stock                        14,191,339 shares outstanding
             $.001 Par Value                        as of November 1, 2001

   Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                              Communicate.com Inc.
                              --------------------




                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

         PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                                       2

                      Balance sheets as of September 30, 2001 and December 31,
                      2000
                      Statements of Operations as of September 30, 2001 and
                      September 30, 2000
                      Statements of Cash Flows as of September 30, 2001
                      Notes to the Financial Statements

         Item 2. Management's discussion and analysis of financial condition and
                 results of operations                                                      2

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                        6

         Item 2.  Changes in Securities.                                                    6

         Item 3.  Defaults Upon Senior Securities.                                          6

         Item 4.  Submission of Matters to a Vote of Security Holders.                      6

         Item 5.  Other Information.                                                        6

         Item 6.  Exhibits and Reports on Form 8-K.                                         7

         Signatures                                                                         8

                              Communicate.com Inc.
                              --------------------


                                     PART I


ITEM 1: FINANCIAL STATEMENTS.
-----------------------------

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General
-------

Registrant, directly and through its subsidiary and through contractual arrangements, invests in and operates internet-related businesses. Pursuant to an acquisition in November 2000, Registrant acquired an 83% interest in Communicate.com Inc. (the "Subsidiary"), an Alberta corporation that markets and licenses a portfolio of domain names, 30 of which generate high amount of internet traffic because of their generic description of a specific product or services category.

Registrant has in the past twelve months focused on developing revenue streams from its domain names and reducing the debt of the Subsidiary. Registrant generates revenues from a variety of sources, including the lease of domain names on a flat fee or variable basis, sales commissions from third-party products and services, "pay-per-click" revenue and the sale of domain name assets which Registrant have determined not to be part of Registrant's core assets.

Registrant has negotiated with certain of Subsidiary's trade creditors and capital lessors to settle existing obligations for less than the principal amount owed. Registrant has applied cashflow generated, net of monthly operating expenses, to reduce debt and other obligations. Registrant anticipates that this debt management program shall continue for the foreseeable future.

Registrant presently has 3 administrative employees employed by the Subsidiary. Registrant has relied on hourly-contractors to meet its technical needs and expects to continue the practice for the foreseeable future.

(A) SELECTED FINANCIAL DATA

The following selected financial data was derived from Communicate's unaudited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

                              Communicate.com Inc.
                              --------------------




       For the Quarters Ended                                   September 30, 2001        September 30, 2000
       ------------------------------------------------------------------------------------------------------
       Statements of Operations Data
       -----------------------------

       Domain and Advertising Sales                               $     37,520                          --

       General and Administrative                                 $    (22,999)                         --
       Professional Fees                                               (42,553)               $     (5,412)
       Depreciation                                                    (20,056)                        (25)
       Operating Loss                                             $    (48,088)               $     (5,437)
       Gain on Settlement of Debt                                       68,688                          --
       Interest                                                         (8,662)                       (450)
       Income Tax                                                           --                          --
       Net Income (Loss)                                          $     11,938                $     (5,887)
       Basic Earnings (Loss) per Share                            $     0.0008                $    (0.0006)
       Weighted Average Shares Outstanding                          14,191,339                   9,300,000

       Balance Sheet Data
       ------------------                             As of September 30, 2001     As of December 31, 2000

       Current Assets                                             $    110,697                $    251,359
       Fixed Assets                                                    143,381                     233,620
       Intangible Assets                                             3,341,809                   3,364,875
         Total Assets                                             $  3,595,887                $  3,849,854

       Accounts Payable & Accrued Liabilities                     $    666,339                $    838,484
       Loan Payable                                                    494,953                     405,399
       Note Payable                                                         --                     825,000
       Deferred Income                                                  21,936                          --
       Lease Obligations                                                20,411                      92,357
         Total Liabilities                                        $  1,203,639                $  2,161,240

       Common Stock                                               $      5,201                $      3,535
       Additional Paid in Capital                                    2,772,016                   1,928,682
       Accumulated Deficit                                        $   (408,186)               $   (236,739)
       Accumulated Other Comprehensive Income (Loss)              $     23,217                $     (6,864)



(B)      RESULTS OF OPERATION

Registrant has not generated any significant revenues or expenses until the acquisition of the Subsidiary on November 10, 2000. Prior to that date, Registrant was a developing stage company in search of business acquisition. The results of operation discussed hereon describe the business activities of the Registrant since November 10, 2000.

REVENUES. In the last quarter of 2000 Registrant entered into an agreement to 7sell a geographical category domain name from which Registrant had expected to generate revenues in the first and the second quarter of 2001. However, the purchaser of the geographical category domain name did not make the contracted payment. Management of Registrant exercised its remedy under the terms of the purchase agreement in July of 2001 and assumed control of the domain name. Management intends to seek other bids for the domain name in the coming months.

During the second quarter of 2001, the Registrant entered into an agreement to lease one of its domain names for a ten-year period and received an advance of $33,000 against future revenue to be calculated at the end of each annual anniversary based on a percentage of gross revenue. The lessee also has the options to purchase the domain name prior to the fifth anniversary date and eighth anniversary date for specified amounts.

                              Communicate.com Inc.
                              --------------------



During the second quarter of 2001, the Registrant entered into an agreement to sell one of its sports category domain name for GBP$100,000 payable in three equal annual installments and received additionally a 10% interest in the purchaser and a share of revenues generated from the site over the two-year period. Proceeds of the first annual installment net of costs amounted to $37,000.

During the third quarter of 2001, the Registrant entered into an agreement to lease one of its sports category domain name for $25,000 for six months and to further lease for another six months at the option of the lessor. The revenue will be amortized over the lease period.

Management will continue to market its portfolio of domain names in fiscal 2001 and identify potential purchasers who have adequate liquid assets to complete a transaction. Management believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

Registrant generated advertising and click-through revenues of $30,000 from the leasing of internet traffic from idle domain names redirected to potential partners and purchasers who would be interested in making an offer to acquire a domain name in Registrant's portfolio or would want to utilize a domain name to enhance internet traffic that were product or service category specific and would benefit any online business in or near the same product or service category. Management cannot reasonably forecast revenue generated by these agreements but expect revenue to remain consistent on a quarter over quarter basis.

During the third quarter of 2001, Registrant has negotiated and settled with a number of creditors and lessors on debts and leases and has recorded a gain of $68,688.

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

(C)     LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $1,092,942. During the nine-months ended September 30, 2001 Registrant had a net loss of $171,447 and a decrease in working capital of $64,201, excluding the conversion of a note payable into stockholders' equity. The decrease in working capital was primarily due to the operating loss and to extinguishing certain capital leases and to settle debts, offset by the collection of certain receivables and add-back of non-cash related expenses. Registrant has accumulated a deficit of $408,186 since inception and has a stockholders' equity of $2,392,248 at September 30, 2001. Based on these factors, there is substantial doubt about Registrant's ability to continue as a going concern.

                              Communicate.com Inc.
                              --------------------

Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

Registrant's revenue generating program comprises of (i) the leasing of domain names for a monthly flat-rate to third parties to conduct on-line businesses;
(ii) the selling of products and services of third parties for commission fee;
(iii) the earning of fees resulting from traffic click-throughs generated by the domain name assets; and (iv) the selling of non-core domain name assets.

Registrant and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary's expected cash requirement for the next 12 months has been reduced from the original estimate of one million dollars to four hundred thousand dollars. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

Although the foregoing actions are expected to cover Registrant's anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Registrant will be able to raise sufficient cash to meet these cash requirements.

To that end, subsequent to the quarter ended September 30, 2001 Registrant has entered into a Promissory Note agreement with an existing shareholder to borrow $150,000 to pay off debts and leases and for working capital.

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

                              Communicate.com Inc.
                              --------------------


                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

During the quarter ended September 30, 2001, Registrant was not a party to any additional material pending legal proceedings and, to the best of its knowledge, no such action by or against Registrant has been threatened.


Item 2. Changes in Securities.
------------------------------

On October 10, 2001 pursuant to a promissory note with Siden Investments Ltd. ("Siden"), Registrant granted warrants to Siden to purchase up to 10,000,000 shares of its common stock at an exercise price of $0.02 per share. The exercise price of the share purchase warrants was determined by discounting the weighted average closing price of the Registrant's common shares for the month of October. Siden Capital Corp., an affiliate of Siden, holds 75,766 shares of common stock of the Registrant.

The warrants may be exercised by Siden at any time prior to October 10, 2004 upon notice to Registrant and payment of the exercise price therefore. The number of shares subject to the warrants and the exercise price for the warrants are subject to adjustment in connection with certain issuances of equity securities by Registrant as stated in the warrant agreement.

Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the warrants. No underwriter was involved in the issuance of these warrants.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first nine months of the fiscal year covered by this report.


Item 5. Other Information.
--------------------------

As noted in Item 2 above, on October 10, 2001, Registrant and its subsidiary entered into a loan transaction with Siden Investments Ltd pursuant to which Registrant and its subsidiary borrowed an aggregate of US$150,000. The borrowed funds will be used to pay outstanding debt and lease obligations and for general working capital.

                              Communicate.com Inc.
                              --------------------



Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


(A)      Index to and Description of Exhibits.
----------------------------------------------


    EXHIBIT                     DESCRIPTION
    F-1                         Financial Statements

    10.1                        Promissory Note Between Siden and Registrant and its Subsidiary

    10.2                        General Security Agreement in Favor of Siden

    10.3                        Escrow Agreement Between Siden and Registrant and its Subsidiary

    10.4                        Warrant Agreement Between Siden and Registrant

    27                          Financial Data Schedule.



(B)      Reports on Form 8-K.
-----------------------------

There were no report on Form 8-K filed by Registrant during the quarter ending September 30, 2001.

On November 6, 2001 Registrant filed a Form 8-K disclosing under Item 5 the loan agreement with Siden Investments Ltd. described in Item 2 and Item 5 above.

                              Communicate.com Inc.
                              --------------------

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMMUNICATE.COM INC.

Date:    November 14, 2001                     By:       /s/   Graham B. Heal
         -----------------                         -----------------------------


Date:    November 14, 2001                     By:       /s/   J Cameron Pan
         -----------------                         -----------------------------

                              Communicate.com Inc.
                              --------------------



                                                         Exhibits
Financial Statements...................................................................................F-1

Promissory Note Between Siden and Registrant and its Subsidiary........................................A-1

General Security Agreement in Favor of Siden...........................................................B-1

Escrow Agreement Between Siden and Registrant and its Subsidiary.......................................C-1

Warrant Agreement Between Siden and Registrant.........................................................D-1

Financial Data Schedule................................................................................E-1


                              Communicate.com Inc.
                              --------------------




















                              COMMUNICATE.COM INC.

                         (FORMERLY TROYDEN CORPORATION)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (unaudited)

                              Communicate.com Inc.
                              --------------------

BALANCE SHEETS.........................................................  F-2

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS..........................  F-3

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS..........................  F-4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.....................  F-5

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                           CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,        December 31,
                                                                                        2001                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)

                         ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                       $    14,768         $    47,823
     Prepaid expenses                                                                     28,547              40,043
     Other receivables                                                                    67,382             163,493
---------------------------------------------------------------------------------------------------------------------

                                                                                         110,697             251,359

FIXED ASSETS (NOTE 4)                                                                    143,381             233,620
INTANGIBLE ASSETS HELD FOR RESALE (NOTE 3)                                             3,341,809           3,364,875
---------------------------------------------------------------------------------------------------------------------

                                                                                     $ 3,595,887         $ 3,849,854
=====================================================================================================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $   666,339         $   838,484
     Loans payable (Note 5)                                                              494,953             405,399
     Note payable (Note 3)                                                                    --             825,000
     Deferred revenue                                                                     21,936                  --
     Current portion of capital lease obligations                                         20,411              36,217
---------------------------------------------------------------------------------------------------------------------

                                                                                       1,203,639           2,105,100

CAPITAL LEASE OBLIGATIONS                                                                     --              56,140
---------------------------------------------------------------------------------------------------------------------

                                                                                       1,203,639           2,161,240
---------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,191,339 (2000 - 12,525,339) Common shares                                5,201               3,535
     Additional paid in capital                                                        2,772,016           1,928,682
     Accumulated deficit                                                                (408,186)           (236,739)
     Accumulated other comprehensive income (loss)                                        23,217              (6,864)
---------------------------------------------------------------------------------------------------------------------

                                                                                       2,392,248           1,688,614
---------------------------------------------------------------------------------------------------------------------

                                                                                     $ 3,595,887         $ 3,849,854
=====================================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                 Three months ended September 30       Nine months ended September 30
                                                     2001               2000              2001                 2000
=========================================================================================================================
REVENUES
     Domain name revenue (net of cost)          $     37,520        $         --        $    159,248        $         --
     Other                                                --                  --              13,551                  --
-------------------------------------------------------------------------------------------------------------------------

                                                      37,520                  --             172,799                  --
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                       22,999                  --             130,114                  --
     Professional fees                                42,553               5,412             197,459              12,387
     Depreciation and amortization                    20,056                  25              64,369                  75
-------------------------------------------------------------------------------------------------------------------------

                                                      85,608               5,437             391,942              12,462
-------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                       (48,088)             (5,437)           (219,143)            (12,462)

INTEREST EXPENSE                                      (8,662)               (450)            (31,328)             (1,189)
GAIN ON SETTLEMENT OF DEBTS (NOTE 10)                 68,688                  --              80,881                  --
LOSS ON DISPOSAL OF ASSETS                                --                  --              (1,857)                 --
-------------------------------------------------------------------------------------------------------------------------

GAIN (LOSS) BEFORE INCOME TAX                         11,938              (5,887)           (171,447)            (13,651)
INCOME TAX                                                --                  --                  --                (800)
-------------------------------------------------------------------------------------------------------------------------

NET GAIN (LOSS) FOR THE PERIOD                  $     11,938        $     (5,887)       $   (171,447)       $    (14,451)
=========================================================================================================================


BASIC EARNINGS (LOSS) PER SHARE                 $      0.001        $     (0.001)       $     (0.013)       $     (0.002)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         14,191,339           9,300,000          13,156,475           9,300,000
=========================================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.
                         (FORMERLY TROYDEN CORPORATION)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                  Nine months ended September 30
                                                                   2001                    2000
=====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                     $(171,447)               $ (14,451)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - gain on settlement of debt                                 (80,881)                      --
     - loss on disposal of assets                                   1,857                       --
     - non-cash cost of revenue                                    42,360                       --
     - depreciation and amortization                               64,369                       75
     - accrued interest                                            26,163                    1,999
     - other receivables                                           96,111                       --
     - prepaid expenses                                            11,496                       --
     - accounts payable                                           (78,758)                   6,902
     - deferred revenue                                            21,936                       --
-----------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                 (66,794)                  (5,475)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds on disposal of assets                               4,720                       --
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                4,720                       --
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                (64,453)                      --
     - loan advances                                               63,391                       --
     - advances from shareholders                                      --                    5.475
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                               (1,062)                   5,475
-----------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            30,081                       --
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (33,055)                      --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     47,823                       --
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  14,768                $      --
=====================================================================================================




SUPPLEMENTAL CASH FLOW INFORMATION

      During the period the Company issued 16,000 common shares in settlement of certain trade accounts payable of $20,000.
      During the period the Company issued 1,650,000 common shares in settlement of notes payable of $825,000.
      During the period the Company settled certain of its lease and accounts payable obligations resulting in a gain of $80,881.


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

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company has a working capital deficiency of $1,092,942 and has incurred ongoing losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

                     Unaudited Interim Financial Statements
                     --------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

One-half year depreciation is taken in the year of acquisition on certain capital assets.
                                       F-5

--------------------------------------------------------------------------------

REVENUE RECOGNITION

The Company generates revenues from the licensing, leasing and sale of the rights to its domain names and advertising revenue that consists primarily of commissions earned from the referral of visitors to the Company's sites to other parties. Collectibility of the proceeds in connection with these transactions is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net of direct selling costs. The carrying amount of the domain names held for resale is charged against revenue on a proportionate basis concurrent with the recognition of the revenue.

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

NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------



                                             September 30, 2001   December 31, 2000
                                             --------------------------------------

        Computer equipment                       $  196,322         $  216,252
        Furniture and fixtures                        6,568              6,568
        Office equipment                              3,993              3,993
        Other intangibles                            20,160             20,160
                                               --------------------------------

                                                    227,043            246,973
        Less: accumulated depreciation              (83,662)           (13,353)
                                               --------------------------------

                                                 $  143,381         $  233,620
                                               ================================


As at September 30, 2001, computer equipment includes $57,541 of equipment held under capital lease. Accumulated depreciation of leased equipment at September 30, 2001 is $23,304.


NOTE 5 - LOAN PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at September 30, 2001, $400,000 has been loaned by PCMI to the Company and $31,562 of interest has been accrued.

PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

In order to negotiate settlements with certain creditors of AlbertaCo, AlbertaCo entered into a lending agreement with DMD Investments Ltd., dated September 19, 2001, for up to CAN$100,000 on a one-year term with interest calculated at the Royal Bank Prime Rate plus four percent (4%). As at September 30, 2001 $63,391 had been advanced in connection with the loan. This loan was retired subsequent to year end with proceeds from a loan agreement with Siden Investments Ltd.. Refer to Note 11.


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

--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

The Company has no stock options outstanding as at September 30, 2001. Refer to
Note 11.


NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period management fees and salaries totalling $19,658 were paid to two directors of the Company. Refer to Note 5.


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

NOTE 9 - DOMAIN NAME REVENUE
--------------------------------------------------------------------------------

During the period the Company entered into a number of agreements related to the domain names included in intangible assets held for resale as follows:

SALE OF CRICKET.COM

AlbertaCo has entered into an agreement to sell one of its URL domain name (cricket.com) for proceeds of $25,000 which has been included in domain name revenue, 90% of the net revenues from Cricket.com Ltd. (a newly formed company of which AlbertaCo will own 40%) to a maximum of $500,000, and 50% of the net revenues from Cricket.com Ltd. until an additional $500,000 is paid.

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

LEASE OF BOXING.COM

AlbertaCo entered into an agreement to lease its URL domain name (boxing.com) for a twelve-month period commencing September 14, 2001 for consideration of $55,000 to be recognized over the term of the lease. The lessee has the right to purchase the domain name URL prior to the first anniversary date for $250,000. The lessee also has the right to purchase the domain name URL prior to the eighteen-month anniversary for $275,000. The Company has received $25,000 relating to this agreement.


NOTE 10 - DEBT SETTLEMENTS
--------------------------------------------------------------------------------

During the period the Company made settlement arrangements with certain creditors whereby the creditors agreed to take cash settlements in amounts that were less than the outstanding amount of debt, resulting in a gain on settlement of $80,881.

NOTE 11 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to year-end, the Company and its subsidiary signed a promissory note with Siden Investments Ltd. for $150,000. The proceeds of the loan were used to repay the loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities in the subsidiary. The loan will bear interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001.

A General Security Agreement, a Promissory Note and the transfer of one of the Company's domain names into Escrow until the loan is fully repaid provide the security for the loan.

As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee and also granted the lender warrants to purchase 10,000,000 restricted shares of the Company's common stock at a price of $0.02 per share for a period of 3 years. The Company will account for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of three years and an expected volatility of 175%. The fair value of these warrants will be recorded as a $176,000 finance fee in the fourth quarter.