Form 10KSB
period 2001-12-31
TROYDEN CORP
filed 2002-04-16
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended     DECEMBER 31, 2001
                                                       ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from
                                                                ----------------
                                Commission file number     000-29929
                                                       -------------------------


                              COMMUNICATE.COM INC.
    -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)



                            Nevada                                                    88-0346310
              ---------------------------------                           ---------------------------------
 (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


   600 - 1100 Melville Street, Vancouver, British Columbia                            V6E 4A6
   -------------------------------------------------------                --------------------------------
               (Address of principal executive offices)                              (Zip Code)


Issuer's telephone number  (604) 697-0136
                           --------------


Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED

                          None                                                       N/A
              ------------------------------                     ------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock - $0.001 par value
    ------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) YES [ X ] NO [ ], and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 2 OF 15

State issuer's revenues for its most recent fiscal year.               $276,434

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $993,394 AS OF MARCH 27, 2002 {$0.07 X 14,191,339}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         Class                   Outstanding at March 27, 2002
                         -----                   -----------------------------

               Common Stock - $0.001 par value           14,191,339

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (Check one): YES   [  ]   NO  [X]

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 3 OF 15

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2001, including the discussion of the business of Communicate.com Inc. ("Communicate", "CMNN" or the "Company"), management's discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain "forward-looking" statements within the meaning of United States federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in this paragraph. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate's products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate's filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10-KSB for the fiscal year ended December 31, 2001, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name "Troyden Corporation". Communicate changed its name on August 21, 2000 to "Communicate.com Inc." Communicate has an authorized capital of 50,000,000 shares of common stock with 14,191,339 shares currently issued and outstanding.

Communicate's principal operating subsidiary, Domain Holdings Inc., an Alberta corporation (the "Subsidiary" or "AlbertaCo") was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". The Subsidiary changed its name on April 14, 1999 to Communicate.com Inc. and, on April 5, 2002, changed its name to Domain Holdings Inc. The Subsidiary has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 18,793,119 (83%) of which are held by Communicate.

Communicate was organized as a development stage company with the intent to acquire assets or shares of an entity actively engaged in business that generated revenues in exchange for Communicate's securities. On November 10, 2000, pursuant to an agreement with the principal shareholder of the Subsidiary, Communicate acquired a majority interest in the Subsidiary and accordingly was no longer considered a development stage company. See Item 5. - Market for Common Equity - Recent Sales of Unregistered Securities.

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

BUSINESS OF COMMUNICATE AND THE SUBSIDIARY

Communicate's sole business currently is that of managing the business of the Subsidiary. The Subsidiary is in the business of utilizing its exclusive ownership of approximately 80 Internet domain names to develop internet-related business ventures.

Of the eighty domain names, the Subsidiary holds title to more than 30 intuitive, generic domains in a variety of categories, such as Health & Beauty (including Makeup.com and Perfume.com) and Sports & Recreation (including Wrestling.com and Boxing.com). Communicate, through the Subsidiary seeks opportunities to use these rights to develop, by itself and through alliances with other entities a network of online businesses which can, among other things, facilitate computerized on-line retail ordering services featuring the goods and services of others retailers. The Company believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names' ability to intuitively attract customers. Communicate also believes it may be able to create

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 4 OF 15

economies of scale which will allow strategic partners to participate in e-commerce faster and more cost effectively. Communicate's business model for these operating businesses includes multiple revenue streams via e-commerce, data mining, infrastructure/shared services, and sponsorships/advertising.

A key target for Communicate's products are established non-Internet businesses that are leaders or near-leaders in their respective industries, where Communicate offers a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Another related target for Communicate's products are end-consumers who purchase the products and services that are represented by Communicate's various operating online businesses. From the last quarter of 2000 to the end of fiscal 2001, Communicate implemented this strategy by entering into arrangements pursuant to which Communicate transferred or licensed rights to utilize generic domain names owned by Communicate to existing entities in return for cash payments and, in some cases, an equity participation in the entity or a joint venture established to exploit the name. The Company expects to continue to seek additional opportunities utilizing its domain names.

At the same time, Communicate recognizes opportunities which arise to monetize its ownership of domain names which may be more valuable to Communicate's shareholders than the exploitation of the ownership value of the names. At the end of fiscal 2001, Communicate and its Subsidiary entered into a purchase and sales agreement to sell all the domain name assets of the Subsidiary for US$1.5 million, subject to approval from the shareholders of Communicate and the shareholders of its Subsidiary. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser decided to withdraw its offer to purchase and Communicate and its Subsidiary mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Management believe the value of the domain name assets is substantially higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believe that by selling the domain names individually rather than as a portfolio it can realize values equivalent or better than the carrying values of the assets. Communicate and its Subsidiary will continue to evaluate offers for their assets that reflect a beneficial return to their shareholders. In the meanwhile, Management will continue to develop the business of Company as outlined above.

The Company through its Subsidiary generated revenues in fiscal 2001 and 2000 from the selling and leasing of certain domain names and from selling of advertising and traffic generated from its other domain name assets.

The Company's proposed business subjects it to a number of risks. In addition to competitive risks (See Item 1 - Business - Competition), Communicate is not aware of any precedent for the Company's business strategy and there can be no assurance that the Company's business strategy will be profitable. Moreover, the addition of new root domain names, as are periodically proposed by domain name governing organizations, may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company's domain name assets although nothing to date has shown that value has diminished relative to the value of new root domain names. Communicate does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names.

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

NEW PRODUCTS AND SERVICES

Communicate, through the Subsidiary, seeks to develop a portfolio of operating businesses either by itself or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by the Subsidiary. Communicate will work with its Subsidiary's operating businesses or partners to identify new

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 5 OF 15

consumer demands in the marketplace, to assist in satisfying those demands and to convert the inherent Internet traffic generated by its generic category domain names into revenue-generating customers.

EMPLOYEES

Communicate and its Subsidiary currently share one full-time employee and two consultants. The Subsidiary may, from time to time, engage computer programmers and website designers on a temporary basis as the need for such personnel arises. The Company believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. While full-time employees primarily work out of the Subsidiary's Canadian office in Vancouver, the consultants work remotely from their respective offices.

GOVERNMENTAL REGULATION

Licensing. Currently, there is no requirement for the Subsidiary or Communicate to obtain any governmental approval on any of its products or services, other than business and operations licenses applicable to most commercial ventures. The Company or the Subsidiary may, in the future, be required to seek governmental approval for operations and activities based on the activities they engage in at that time. Additionally, there can be no assurance that governmental institutions will not, in the future, impose licensing or other requirements on the Company.

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and "opt-out" provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act ("COPPA") imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the recently-enacted US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities

Taxation. Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation which would subject Internet transactions to sales, use or other taxes. Because there are a variety of jurisdictions considering such actions, any attempt to tax Internet transactions could create uncertainty in the ability of Internet-based companies to comply with varying, and potentially contradictory, requirements. The Company cannot predict whether any of the presently proposed schemes will be adopted, or the effect any of them would have on the Company.

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

All of Communicate's online businesses and web sites are copyrighted upon loading. "Communicate.com" is a registered domain name of the Subsidiary, as are the remaining 80 domain names that are registered to the Subsidiary. While Communicate will consider seeking further trademark protection for its online businesses and the associated domain names, the Company may be unable to avail itself of trademark protection under United States laws because, among other things, the

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 6 OF 15

names are generic and intuitive. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

Communicate's assets consist of approximately 80 "generic" domain names including "Perfume.com", "Makeup.com", "Exercise.com", "Boxing.com", "Wrestling.com", "Rugby.com", "Cricket.com", "Automobile.com", "Leisure.com", "Vancouver.com", "Brazil.com", "Malaysia.com", "Indonesia.com", "Vietnam.com", "Call.com", "Number.com", "Keyboard.com", "Mouse.com", etc., and its hardware and software technology platform.

Communicate operates from its principal office at 600 - 1100 Melville Street, Vancouver, British Columbia, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

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

     On April 4, 2002, Gartner, Inc. made a claim against the Subsidiary for breach of contract and debt owing of $85,000 for marketing services rendered during April 1, 2000 to March 31, 2001. As of April 9, 2002 Management had not received a Statement of Claim and reserved its evaluation of the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Communicate's common stock has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol "CMNN"(formerly "TRYD"). The table below gives the high and low bid information for each fiscal quarter since Communicate's common stock has been quoted. The bid information was obtained from FinancialWeb.com and Yahoo Finance and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
-----------------------------------------------------------------------------
Period ended                 High          Low         Source
-----------------------------------------------------------------------------
31 March 2002                $0.09         $0.03       Yahoo Finance
31 December 2001             $0.05         $0.01       Yahoo Finance
30 September 2001            $0.20         $0.03       Yahoo Finance
30 June 2001                 $0.40         $0.17       Yahoo Finance
31 March 2001                $1.125        $0.260      FinancialWeb.com
31 December 2000             $3.500        $0.645      FinancialWeb.com
30 September 2000            $8.750        $3.187      FinancialWeb.com
30 June 2000                 $8.680        $2.490      FinancialWeb.com
-----------------------------------------------------------------------------

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 7 OF 15

DIVIDENDS

Communicate has declared no dividends on its common stock in fiscal 2001. The Company has no current plans to declare or pay any dividend on its common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The Subsidiary is in the business of developing and commercializing its portfolio of approximately 80 domain names, at least 30 of which generate high amount of Internet traffic because of, among other things, their generic descriptive nature of a specific product or services category. The number of domain names owned is down from the 400 or so owned a year ago because Management had abandoned those domain names that were not intuitive and were not generating worthwhile internet traffic and were of limited commercial value.

The Company believes that it can sustain this business based, in part, on its ownership of a substantial number of generic, intuitive domain names which attract significant numbers of visitors to websites utilizing those names. Moreover, because there are a limited number of potential domain names, the Company believes that the value of these names may be significant and may allow the Company to achieve both strategic relationships with leading participants in key Internet businesses and businesses that desire to expand using the Internet, as well as independent operations.

The Company, for the immediate future, does not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities. Instead, such activities will be engaged in pursuant to arrangements with its strategic partners.

SELECTED FINANCIAL DATA

The following selected financial data was derived from Communicate's audited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report. In particular, it should be noted that the operations of the Company for the year ended December 31, 2000 only include the operating activities of the Subsidiary subsequent to the acquisition of control of the Subsidiary during the final quarter of 2000, and the comparison of the operations of the Company for the two years may not be demonstrative of any pattern, past or future, of the Company's financial condition or results of operations.


For the Years Ended                           December 31, 2001           December 31, 2000
----------------------------------------- --------------------------- --------------------------

Statements of Operations Data
-----------------------------


Domain Sales (Net)                                     $40,025                   $132,900
Web Advertising, Leasing and Other                     236,409                     49,041

General and Administrative                          ($ 265,002)                 ($ 78,485)
Professional Fees                                     (271,989)                   (83,767)
Sales and Marketing                                     (1,695)                  (217,291)
Depreciation                                           (44,839)                   (13,353)

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 8 OF 15


Operating (Loss)                                   ($ 307,091)                 ($210,955)

Gain on Debt Settlement                               $80,318                         --
Write Down of Fixed Assets                           (146,280)                        --
Interest Expenses                                     (58,199)                   ($5,399)

Net (Loss)                                         ($ 431,252)                ($ 216,354)
Basic (Loss) per Share                             ($    0.03)                ($    0.02)
Weighted Average Shares Outstanding                13,412,933                  9,509,018

Balance Sheet Data
------------------

Current Assets                                    $   125,931                $   251,359
Fixed Assets                                           17,432                    213,460
Intangible Assets                                   3,341,577                  3,385,035
  Total Assets                                    $ 3,484,940                $ 3,849,854

Accounts Payable & Accrued Liabilities            $   733,751                $   930,841
Loan Payable                                          605,000                    405,399
Note Payable                                               --                    825,000
Deferred Revenue                                        9,886                         --
  Total Liabilities                               $ 1,348,637                $ 2,161,240

Common Stock                                          $ 5,201                $     3,535
Additional Paid in Capital                          2,772,016                  1,928,682
Accumulated Deficit                                ($ 640,914)                ($ 243,603)


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

REVENUES.

Domain Name Sales - During the twelve months ended December 31, 2001, Communicate earned net revenue of approximately $40,000 from the conditional sales of three sports domain names and one geographic domain name. Communicate does not believe the revenue from the conditional sales of the three sports domain names will continue as the purchasers have not been able to make their scheduled payments and have forfeited all payments made and have no further claim on those domain names. The sale of the geographic domain name is expected to continue as the purchase has paid its scheduled payment that will be recorded in the first quarter of 2002. Management intends to continue to market selected domain names in its portfolio of domain names in 2002. Management of the Company believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Communicate's domain names.

In 2000, Communicate sold on a conditional basis a country category domain name, after deduction of the costs of the sale, for approximately $73,000. Further payments were expected in 2001 and were subject to the purchasers' ability to raise financing for the purchase and prevailing market conditions. The purchaser since the initial payment has been unable to raise financing and has returned administrative and technical controls of the domain name back to Communicate which intends to market and sell the country domain to other suitors. Communicate also generated domain sales revenue in the year ended December 31, 2000 from the proceeds of the sale of an option to purchase agreement for one of its sports category domain name of $60,000 in the last quarter of 2000. The purchaser for this domain name did not exercise its option to purchase the domain name in the first quarter of fiscal 2001, and the Company is free to market the domain name to other purchasers.

Web Advertising and Leasing - During 2001, Communicate has been able to increase web advertising and leasing revenue to $221,000 primarily from sharing revenue generated from successful click-throughs (automated referrals of online users from a domain name held by Communicate to another website) of redirected traffic and from commission earned from sales of product

COMMUNICATE.COM INC.              FORM 10-KSB                       PAGE 9 OF 15

categories described by the generic domain names. Communicate seeks to increase revenue by signing up new traffic lessees based on a monthly flat-rate rather than based on a percentage of revenue generated. Management expects to see continued growth in this revenue segment into 2002.

In 2000, Communicate generated lease revenues in the last quarter of 2000 by leasing internet traffic from idle domain names redirected to potential strategic partners and purchasers of domain names who may be interested in making an offer on a domain name in Communicate's portfolio, or may wish to benefit from Internet traffic generated by a generic domain name, thus benefiting an online business or service in or related to the same product or service category. The revenues generated through this activity were $14,500.

GENERAL AND ADMINISTRATIVE EXPENSE. For 2001, Communicate's general and administrative expenses of approximately $265,000, an increase of $186,500 from the year ended December 31, 2000, which only accounted for the final two calendar months' results of the Subsidiary which had generated the expenses. On an annualised comparison, Management is satisfied that expenses, consisting primarily of salaries and related costs for general and corporate functions, including finance, rent, and telecommunications, have actually decreased significantly. Management expect to maintain general and administrative expenses at similar level for 2002. In 2000, Management had implemented austerity measures to significantly reduce general and administrative expenses, including layoffs and other restructuring steps.

PROFESSIONAL FEES. For 2001, Communicate incurred fees for accounting, legal and consulting. Management will continue to strive to lower these fees in 2002; however, as the Company faces pending litigation matters and enters into agreements to sell or lease domain names, its legal, accounting and professional fees may increase. In 2000, Communicate incurred professional fees related to purchase of a majority of the Subsidiary in addition to fees resulting from day-to-day operations.

SALES AND MARKETING. The Company did not incur significant sales and marketing expenses in the year ended December 31, 2001. For 2000, Communicate's sales and marketing expenses resulted primarily from the issuance of Communicate's common shares to a purchaser of a country specific domain name to generate sales leads for the remaining other country specific domain names in Asia. While the benefit of this business development agreement may extend beyond fiscal 2000, that benefit cannot be reasonably estimated, and Management has determined to record all such costs totalling $182,000 in fiscal 2000. To date, Communicate has not received any benefit from the business development agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $1,222,706. The deficit is an improvement from the previous year's deficit of $1,853,741 primarily as a result of converting a note payable of $825,000 into common shares of the Company during the year. In 2001, Communicate had a net operating loss of $307,091. Communicate has accumulated a deficit of $640,914 since inception and has a stockholders' equity of $2,136,303 at December 31, 2001. Based on these factors, there is substantial doubt about Communicate's ability to continue as a going concern.

On October 10, 2002, Communicate and the Subsidiary entered into a loan agreement with Siden Investments, Inc. ("Siden"), pursuant to which Siden advanced to Communicate and the Subsidiary an aggregate of $150,000, including funds previously advanced to Communicate and the Subsidiary (the "Loan"). As additional security for the Loan, Communicate entered into an Option Agreement with Siden pursuant to which Siden was given the right to acquire up to 15,000,000 shares of Communicate's common stock at an exercise price of $0.01 per share (the "Option"). The Loan was repaid in full on about March 22, 2002.


Since the date of repayment, a dispute has arisen between Siden and Communicate regarding the exercisability of the Option. It is the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan has been repaid in full, the Option has terminated and is of no further force or effect. While Siden has not attempted to exercise the option, Siden has advised Communicate that it believes it is entitled to do so. Based on the advice of counsel, Communicate believes that while there can be no certainty in this matter absent a settlement or judicial proceeding, neither of which has been commenced, Communicate is able to raise additional defences to Siden's claim, should a claim be made or an action brought against Communicate or the Subsidiary. No formal demand has been made with respect to this matter and, therefore, Communicate cannot evaluate whether it would prevail in an action.

At December 31, 2000 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $1,853,741. During the year ended December 31, 2000 Communicate had a net operating loss of $210,955 and a decrease in working capital of $19,967. The decrease in working capital was primarily due to the operating loss and the decrease in

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 10 OF 15

accounts payable of $186,412 and offset by the collection of accounts receivable of $27,000 and the addback of non-cash sales and marketing costs of $309,100. The Company generated $382,494 from financing activities primarily due to an advance of $400,000 received from a stockholder to fund the acquisition of the Subsidiary.

Communicate and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. Communicate's estimates its expected cash requirement for the next 12 months is $500,000 which would include approximately $350,000 required to satisfy the Subsidiary's current obligations. Management has been negotiating with its products and services providers and making offers to settle the Subsidiary's obligations and will continue its effort to reduce debt. Communicate expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Any funds raised, besides paying for current operating requirements, will be used to pay down the Subsidiary's liabilities. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover operating costs. There can be no assurance, however, that such funds will be available.

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



AUDIT COMMITTEE

As of the date of this Annual Report, Communicate has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of Communicate. When established, the audit committee's primary function will be to provide advice with respect to Communicate's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor Communicate's financial reporting process and internal control system; (ii) review and appraise the audit efforts of Communicate's independent accountants; (iii) evaluate Communicate's quarterly financial performance as well as its compliance with laws and regulations: (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT FEES

As of the date of this Annual Report, Communicate has incurred approximately $51,000 in fees during fiscal year ended December 31, 2001 to its principal independent accountant for professional services rendered in connection with preparation of Communicate's audited financial statements. During fiscal year ended December 31, 2001, Communicate incurred approximately $12,000 in fees to its principal independent accountant for all other non-audit services (including reviews of Communicate's quarterly financial statements).


ITEM 7.  FINANCIAL STATEMENTS

See audited financial statements for the period ended December 31, 2001 attached as an Exhibit to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Communicate's management and development teams are listed below.



------------------------------------------------------------------------------------------------------------------------
Directors and Officers
------------------------------------------------------------------------------------------------------------------------
                                                            Office

           Names                         Communicate                          The Subsidiary                     Age

R. Leigh Jeffs               Director, Chief Executive Officer     Director, Chief Executive Officer,             54
(Appointed Feb 22, 2002)     and President                         President

Graham B Heal                Director, Chief Executive Officer     Director, Chief Executive Officer,             41
(Resigned Dec 7, 2001)       and President                         President
------------------------------------------------------------------------------------------------------------------------

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 11 OF 15


------------------------------------------------------------------------------------------------------------------------

J Cameron Pan                Director, Chief Financial Officer,    VP Finance, Treasurer, and                     39
(Resigned Feb 22, 2002)      Treasurer, and                        Corporate Secretary
                             Corporate Secretary
------------------------------------------------------------------------------------------------------------------------


Leigh Jeffs * Mr. Jeffs (54) was a consultant to Wet Coast Capital Corp. from 2001. Mr. Jeffs was the Chief Financial Officer from 1999 to 2001 and the President from 1990 to 1999 of Cryopak Industries Inc., a Nasdaq OTCBB-listed company (Symbol:CYPKF). Mr. Jeffs is currently a Director of Cryopak Corporation and has been since 1990.

Graham B Heal * Mr. Heal (41) is a founding member of Net Nanny Software and has served in various executive positions with Net Nanny Software from 1994 to 1997. Mr. Heal has been an executive of DownloadWAREHOUSE, a subsidiary of MicroWAREHOUSE Inc. from 1997 to 1998, and an executive of Digital River Inc. from 1998 to 1999. Mr. Heal earned his bachelor's degree in 1983 from the University of British Columbia.

Cameron Pan * Mr. Pan (39) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who has worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor's degrees in accounting and finance.

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


ITEM 10.  EXECUTIVE COMPENSATION.

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 12 OF 15




                           SUMMARY COMPENSATION TABLE

                                                                                  Long-term compensation
                                                                  --------------------------------------------------


                                   ANNUAL COMPENSATION            AWARDS       PAYOUTS

                                                       Other                    Securities
                                                       annual     Restricted    underlying               All other
                                     (1)       (1)     compen-      stock        options/       LTIP      compen-
   Name and principal               Salary    Bonus    sation       awards         SARs        Payouts    sation
        position            Year     ($)       ($)        ($)         ($)           (#)          ($)        ($)
           (a)              (b)      (c)       (d)        (e)         (f)           (g)          (h)        (i)
-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------
Graham B Heal, CEO          1999     n/a       n/a       n/a         n/a           n/a          n/a        n/a
Nov 2000 - Dec 2001         2000    12,933     none      none        none          none         none       none
                            2001    38,000     none      none        none          none         none       none
-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------
Cameron Pan, CFO            1999     n/a       n/a       n/a         n/a           n/a          n/a        n/a
Aug 2000-Feb 2002; and      2000     6,936     none      none        none          none         none       none
acting President Dec        2001    45,600    50,000     none        none          none         none       none
2001 - Feb 2002
-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------

(1)  Paid by the Subsidiary.

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

As of December 31, 2001 there are no options issued and outstanding for the Company or its Subsidiary.

Currently, there are no arrangements between Communicate and any of its directors or between the Subsidiary and any of its directors whereby such directors are compensated for any services provided as directors.

In July 1, 2000, the Subsidiary agreed with Mr. Pan to pay him an annual salary of CDN$72,000. On Dec 31, 2000, Mr. Pan agreed to reduce his annual salary to CDN$60,000 until the financial position of the Subsidiary improves. The Subsidiary increased Mr. Pan salary to CDN$6,200 per month starting on June 1, 2001 and accrued a 2001 bonus of $50,000 to Mr. Pan as at the end of year. As of the date of this filing this salary has been paid in full and the unpaid bonus is included in accounts payable. In addition, upon termination of Mr. Pan's employment for whatever reason he would be entitled to at least 6 months' severance based on his then current pay.

In October 17, 2000 the Subsidiary agreed with Mr. Heal to pay him a consulting fee of US$4,000 for November, US$10,000 for December and US$5,000 for each month thereafter. On June 1, 2001, Mr. Heal agreed to reduce his consulting fee to US$2,000 per month. Mr. Heal resigned from the Company on December 7, 2001. As of the date of this filing this consulting fee has been paid in full. There is no term to this agreement.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (MORE THAN 5%)

Based solely on reports filed with the Securities and Exchange Commission, the Company is not aware of any person who holds 5% or more of the equity securities of the Company. The Company notes that David Sidoo has filed a Schedule 13D reflecting the ownership of 10,075,766 shares of common stock based upon the issuance by the Company to Siden Investments Ltd., a company wholly-owned by Mr. Sidoo, of an option to acquire 10,000,000 shares of common stock. However, the Company believes that no such option exists, and that the warrant issued to Siden and disclosed below in Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity has terminated.

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 13 OF 15

SECURITY OWNERSHIP OF MANAGEMENT

----------------------------------------------------------------------------------------------------
    Title of Class           Name and Address of            Amount and Nature of         Percent
                               Beneficial Owner               Beneficial Owner        of Class [1]
----------------------------------------------------------------------------------------------------
Common Stock            R Leigh Jeffs                               None                  0.0%
                        600 - 1100 Melville Street
                        Vancouver, BC  V6E 4A6
----------------------------------------------------------------------------------------------------
Common Stock            Directors and Executive                     None                  0.0%
                        Officers as a group (1 person)

 [1] Based on 14,191,339 shares of common stock issued and outstanding as of March 31, 2002.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      INDEX TO AND DESCRIPTION OF EXHIBITS.



EXHIBIT          DESCRIPTION

EXHIBITED A      Audited Financial Statements as of December 31, 2001 for the
                 period October 10, 1995 (inception) to
                 December 31, 2001.

3.1     Articles of Incorporation(1).

3.2     Bylaws (1)

3.3     Certificate of Amendment to Articles of Incorporation

10.1    Purchase Agreement, dated November 8, 2000, between Communicate.com Inc.
        and Brian Liew (2)

10.2    Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. (2)

10.3    Form of Share Exchange Agreement, dated November 29, 2000, between Communicate.com Inc. and certain shareholders of AlbertaCo. (3)

10.4    Letter Agreement, dated January 26, 2001, between AlbertaCo and Sierra Systems Group Inc. (3)

10.5    Loan Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. and
        AlbertaCo.

10.6    Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc.

22      Subsidiaries

27      Financial Data Schedule.

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 14 OF 15

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed on June 5, 2000, and incorporated herein by reference

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000, filed November 14, 2000.

(3) Filed as an exhibit to the Company's Report on Form 8-K/A, filed March 30, 2001.

(B)  REPORTS ON FORM 8-K.

On November 6, 2001, Communicate filed a Form 8-K disclosing under Item #5 the borrowing of $150,000 by signing a promissory note in favor of Siden Investments Ltd. ("Siden") and by issuing share purchase warrants to Siden to purchase up to 10,000,000 common shares of Communicate at an exercise price of $0.02 per share. The Company has since determined that it inadvertently filed an incorrect exhibit, and that instead of warrants to acquire up to 10,000,000 shares of common stock of Communicate at an exercise price of $0.02 per share, the Company entered into an Option Agreement with Siden pursuant to which Siden was given the right to acquire up to 15,000,000 shares of Communicate's common stock at an exercise price of $0.01 per share. As noted above, Communicate has repaid the borrowing and, consequently, the Option Agreement has terminated. See, Managements Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Security Ownership of Certain Beneficial Owners.

On December 17, 2001, Communicate filed a Form 8-K disclosing under Item #5 the resignation of Graham Heal as President and the appointment of Cameron Pan as acting President of Communicate and its Subsidiary on December 7, 2001, and the resignation of Graham Heal as director of Communicate and its Subsidiary on December 12, 2001.

There were no other reports on Form 8-K filed by Communicate during the period ending December 31, 2001.

On February 8, 2002, Communicate filed a Form 8-K disclosing under Item #2 an arms-length agreement to sell substantially all of the domain name assets of its Subsidiary for $1.5 million as at December 31, 2001 and that approval from the majority of the Subsidiary's shareholders had been received on February 8, 2002.

On March 5, 2002, Communicate filed a Form 8-K disclosing under Item #2 that the previous agreement to sell substantially all of the domain name assets of its Subsidiary had been mutually terminated and that Cameron Pan resigned as President and director and that Leigh Jeffs was appointed the President and director of Communicate and its Subsidiary on February 22, 2002.

COMMUNICATE.COM INC.              FORM 10-KSB                      PAGE 15 OF 15

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                 COMMUNICATE.COM INC.

                                 By:      /s/ LEIGH JEFFS
                                      ------------------------------------------
                                 Name and Title:  LEIGH JEFFS - DIRECTOR AND CEO
                                                  ------------------------------
                                 Dated:   APRIL 15, 2002
                                         ---------------------------------------


In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated.


                                 By:      /s/ LEIGH JEFFS
                                      ------------------------------------------
                                 Name and Title:  LEIGH JEFFS - DIRECTOR AND CEO
                                                  ------------------------------
                                 Dated:   APRIL 15, 2002
                                         ---------------------------------------

                              COMMUNICATE.COM INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



AUDITORS' REPORT                                                            F-2

CONSOLIDATED BALANCE SHEETS                                                 F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                              F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

LABONTE & CO.                                  1205 - 1095 West Pender Street
----------------------------------------       Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S       V6E 2M6
----------------------------------------       Telephone      (604) 682-2778
                                               Facsimile      (604) 689-2778
                                               Email:         rjl@labonteco.com




                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheet of Communicate.com Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.


                                                           /s/ LaBonte & Co.
                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 28, 2002


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 28, 2002 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                                           /s/ LaBonte & Co.
                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 28, 2002

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,      December 31,
                                                                   2001              2000
--------------------------------------------------------------------------------------------

                                         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $    52,672      $    47,823
     Accounts receivable                                            64,450          143,486
     Prepaid expenses                                                8,809           40,043
     Other current assets                                                -           20,007
--------------------------------------------------------------------------------------------

                                                                   125,931          251,359

FIXED ASSETS (Note 4)                                               17,432          213,460
INTANGIBLE ASSETS HELD FOR RESALE -Domain names (Note 3)         3,341,577        3,385,035
--------------------------------------------------------------------------------------------

                                                               $ 3,484,940      $ 3,849,854
============================================================================================


                                       LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities (note 5)         $   713,514      $   838,484
     Loans Payable (Note 6)                                        605,000          405,399
     Note Payable (Note 3)                                               -          825,000
     Deferred revenue                                                9,886                -
     Current portion of lease obligation (note 4)                   20,237           36,217
--------------------------------------------------------------------------------------------

                                                                 1,348,637        2,105,100

Lease obligation (note 4)                                                -           56,140
--------------------------------------------------------------------------------------------

                                                                 1,348,637        2,161,240
--------------------------------------------------------------------------------------------


CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' EQUITY
     Capital stock (note 7)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,191,339 (2000 - 12,525,339) Common shares          5,201            3,535
     Additional paid in capital                                  2,772,016        1,928,682
     Accumulated deficit                                          (667,991)        (236,739)
     Accumulated other comprehensive income (loss)                  27,077           (6,864)
--------------------------------------------------------------------------------------------

                                                                 2,136,303        1,688,614
--------------------------------------------------------------------------------------------

                                                               $ 3,484,940      $ 3,849,854
============================================================================================



       The accompanying notes are an integral part of these consolidated financial statements

                              COMMUNICATE.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year ended       Year ended
                                                       December 31,      December 31,
                                                           2001              2000
------------------------------------------------------------------------------------
REVENUES
     Domain sales (net of costs)                       $   40,025        $  132,900
     Web advertising and leasing                          221,249            14,502
     Other                                                 15,160            34,539
------------------------------------------------------------------------------------

                                                          276,434           181,941
------------------------------------------------------------------------------------

EXPENSES
     General and administrative                           265,002            78,485
     Professional fees                                    271,989            83,767
     Sales and marketing                                    1,695           217,291
     Depreciation                                          44,839            13,353
------------------------------------------------------------------------------------

                                                          583,525           392,896
------------------------------------------------------------------------------------

OPERATING LOSS BEFORE THE FOLLOWING                      (307,091)         (210,955)

GAIN ON DEBT SETTLEMENT                                    80,318                 -
WRITE DOWN OF FIXED ASSETS                               (144,423)                -
LOSS ON DISPOSAL OF ASSETS                                 (1,857)                -
INTEREST EXPENSE                                          (58,199)           (5,399)
------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                 $  (431,252)       $ (216,354)
====================================================================================


BASIC LOSS PER SHARE                                  $     (0.03)       $    (0.02)
====================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                13,412,933         9,509,018
====================================================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              COMMUNICATE.COM INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                                            Accumulated      Total
                                                            Common shares        Additional                   other         Stock-
                                                        Number of                 Paid-In    Accumulated  comprehensive     holders
                                                          Shares     Amount       Capital      Deficit     income loss      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                              9,300,000    $   310    $     3,690   $ (20,385)    $      -    $   (16,385)

Issuance of 1,000,000 common shares
     at $0.50 per share                                 1,000,000      1,000        499,000           -            -        500,000

Issuance of 300,000 common shares at $0.91 per share      300,000        300        272,700           -            -        273,000

Issuance of 550,000 common shares at $0.50 per share      550,000        550        274,450           -            -        275,000

Issuance of 1,375,339 common shares
     at $0.64 per share                                 1,375,339      1,375        878,842           -            -        880,217

Currency translation adjustment                                 -          -              -           -       (6,864)        (6,864)

Net loss, year ended December 31, 2000                          -          -              -    (216,354)           -       (216,354)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                             12,525,339      3,535      1,928,682    (236,739)      (6,864)     1,688,614

Issuance of 16,000 common shares at $1.25 per share        16,000         16         19,984           -            -         20,000

Issuance of 1,650,000 common shares at $0.50 per share  1,650,000      1,650        823,350           -            -        825,000

Currency translation adjustment                                 -          -              -           -       33,941         33,941

Net loss, year ended December 31, 2001                          -          -              -    (431,252)           -       (431,252)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                             14,191,339    $ 5,201    $ 2,772,016   $(667,991)    $ 27,077    $ 2,136,303
====================================================================================================================================

            The accompanying notes are an integral part of these
                        consolidated financial statements

                              COMMUNICATE.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended            Year ended
                                                                  December 31, 2001     December 31, 2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                           $ (431,252)          $ (216,354)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - depreciation                                                       44,839               13,353
     - accrued interest                                                   49,601                5,399
     - write down of fixed assets                                        144,423                    -
     - loss on disposal of fixed assets                                    1,857                    -
     - gain on settlement of debt                                        (80,318)                   -
     - non-cash domain, sales and marketing costs                         42,360              309,100
     - accounts receivable                                                79,036               27,080
     - other assets                                                       20,007               12,909
     - prepaid expenses                                                   31,234               14,958
     - accounts payable                                                  (24,652)            (186,412)
     - deferred revenue                                                    9,886                 -
---------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                       (112,979)             (19,967)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds from disposal of fixed assets                              6,007                    -
     - acquisition of subsidiary, net of cash acquired                         -             (307,840)
---------------------------------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY investing activities                            6,007             (307,840)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                       (72,120)             (17,506)
     - loan advances                                                     150,000              400,000
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     77,880              382,494
---------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                           33,941               (6,864)
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                           4,849               47,823

CASH, BEGINNING OF PERIOD                                                 47,823                    -
---------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                   $   52,672            $  47,823
=========================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION

     Refer to Notes 3, 4 and 7.



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              COMMUNICATE.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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

AlbertaCo owns a portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo entered into agreements to sell or lease certain of its domain names (refer to Notes 8 and 13).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company has a working capital deficiency of $1,222,706 (2000 - $1,853,741) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.


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

REVENUE RECOGNITION
Revenues from the sale and lease of domain names, whose carrying values are recorded as intangible assets held for resale, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company's control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net of direct selling costs. Lease payments paid in advance are recorded as deferred revenue.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company's sites to other parties. Collectibility of these referral commissions is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
-------------------------------------------------------------------------------

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

LOSS PER SHARE
Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the year after giving effect to the 1:30 forward stock-split (refer to Note 7). Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

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

COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of amounts resulting from translation of the foreign currency financial statements of AlbertaCo.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews the carrying amount of capital assets and intangible assets held for resale for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that as at December 31, 2001 no impairment of intangible assets held for resale has occurred.

RECENT ACCOUNTING PRONOUNCEMENTS
The Securities and Exchange Commission Staff Accounting Bulletin No. 101 and subsequent amendments and related releases ("SAB 101") released during the year ended September 30, 1999 provide guidance for the recognition of revenue in financial statements. The Company has considered the guidance presented therein and believes that the Company's practices for the recording of revenue are consistent with this guidance.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 does not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 does not have a material impact on the Company's financial position or results of operations.


NOTE 3 - ACQUISITION
--------------------------------------------------------------------------------

By agreement dated November 10, 2000 the Company acquired 11,714,080 Class A common shares of AlbertaCo, representing 52% of the outstanding shares of AlbertaCo, in consideration for 1,000,000 shares of the Company's common stock, a cash payment of $400,000 and an additional $1,100,000 of which $275,000 was settled in 2000 through the issuance of 550,000 shares of common stock at $0.50 per share. The remaining $825,000 was settled in 2001 through the issuance of 1,650,000 shares of common stock at $0.50 per share.

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

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 3 - ACQUISITION (cont'd)
-------------------------------------------------------------------------------

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

          Assets acquired at fair value:
                Current assets                                                                   $    350,568
                Fixed assets                                                                          519,798
                Intangible assets held for resale - domain names                                    3,421,135
                                                                                              ----------------

                                                                                                    4,291,501
          Liabilities assumed at fair value:
                Accounts payable and accrued liabilities                                           (1,301,421)
                Lease obligations                                                                    (109,863)
                                                                                              ----------------

          Purchase price                                                                         $  2,880,217
                                                                                              ================

          Components of the purchase price:
                 Cash paid on closing                                                            $    400,000
                 1,000,000 shares issued on closing at $0.50 per share                                500,000
                 Note payable                                                                       1,100,000
                                                                                              ----------------

                                                                                                    2,000,000
                 1,375,339 shares issued to minority shareholders at $0.64 per share                  880,217
                                                                                              ----------------

          Total purchase price                                                                   $  2,880,217
                                                                                              ================



NOTE 4 - FIXED ASSETS
-------------------------------------------------------------------------------

                                                        2001             2000
                                           ------------------------------------


        Computer equipment                         $  208,388       $  216,252
        Furniture and fixtures                          6,568            6,568
        Office equipment                                3,993            3,993
                                           ------------------------------------
                                                      218,949          226,813

        Less: accumulated depreciation                (57,094)         (13,353)
        Less: impairment provision                   (144,423)               -
                                           ------------------------------------

                                                   $   17,432       $  213,460
                                           ====================================


As at December 31, 2001, computer equipment includes $56,295 of equipment held under capital lease. In connection with this leased equipment the Company has lease obligations of $20,237, which are due in 2002.

During 2001 the Company wrote down the carrying value of its fixed assets by $144,423 to reflect the equipment's current net realizable value.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------------------------------------

Details of accounts payable and accrued liabilities are as follows:

                                           2001              2000
                                    ----------------------------------

        Trade accounts payable          $  353,807       $  478,777
        Accrued liabilities                341,248          341,248
        Taxes payable                       18,459           18,459
                                    ----------------------------------

                                        $  713,514       $  838,484
                                    ==================================


NOTE 6 - LOANS PAYABLE
-------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at December 31, 2001, $400,000 has been loaned by PCMI to the Company and $55,000 of interest has been accrued. PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

In 2001, the Company and its subsidiary signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of AlbertaCo. The loan bears interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. To December 31, 2001 $3,342 of interest has been paid in connection with this loan.

The Company provided security for this loan by way of a General Security Agreement, a Promissory Note, an Option Agreement and the transfer of one of the Company's domain names into Escrow until the loan is fully repaid. The Option Agreement provides the lender the option to acquire 15,000,000 restricted shares of the Company's common stock at a price of $0.01 per share for a period of three years. Subsequent to year end this loan was repaid in full. Refer to Note 12.


NOTE 7 - CAPITAL STOCK
-------------------------------------------------------------------------------

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

On November 8, 2000, in connection with the acquisition of AlbertaCo shares, 1,000,000 shares of common stock were issued at a price of $0.50 per share.

On December 14, 2000, 550,000 shares of common stock were issued at an agreed value of $0.50 per share in settlement of $275,000 of the $1,100,000 payable in connection with the November 10, 2000 acquisition of AlbertaCo shares.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

On December 29, 2000, 300,000 shares of common stock were issued at $0.91 per share in connection with an Asian business development consulting agreement dated November 23, 2000.

On December 29, 2000, 1,375,339 shares of common stock were issued at $0.64 per share in connection with the purchase 7,079,039 shares of AlbertaCo from minority shareholders of AlbertaCo. Refer to Note 3.

On January 23, 2001, 16,000 shares of common stock were issued in settlement of debts totalling $20,000.

On June 20, 2001 1,650,000 shares of common stock were issued at an agreed value of $0.50 per share in settlement of the $825,000 note payable in connection with the November 10, 2000 acquisition of AlbertaCo shares. Refer to Note 3.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

The Company has no stock options outstanding as at December 31, 2001 and 2000. Options were outstanding to purchase shares of common stock of AlbertaCo as at the date of the acquisition of AlbertaCo. Effective January 1, 2001, the options to purchase shares of common stock of AlbertaCo were cancelled. At as December 31, 2001, the Company had recorded no compensation expense for any period relating to the granting of stock options.


NOTE 8 - DOMAIN SALES AND LEASING
-------------------------------------------------------------------------------

LEASE OF BOXING.COM
By agreement dated September 14, 2001, the Company agreed to lease the use of its URL domain name (boxing.com) for $25,000 paid for the first six months, of which $9,886 is shown as deferred revenue, and $30,000 due for the second six months. Included in the agreement is an option to purchase the domain name for $250,000 for 45 days after the one-year anniversary of this agreement and $275,000 for 45 days after the eighteen-month anniversary of this agreement.

LEASE OF VANCOUVER.COM
By agreement dated March 21, 2001, AlbertaCo entered into an agreement to lease its URL domain name (vancouver.com) for a ten year period for consideration of 2% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of on-line revenues originating from the domain name URL and 1% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of offline revenues originating from the domain name URL. The lessee has the right to purchase the domain name URL prior to the fifth anniversary date for CAN$400,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee also has the right to purchase the domain name URL prior to the eighth anniversary date for CAN$800,000 less all amounts previously paid to AlbertaCo during the lease term. The lessee may cancel this agreement with 60 days notice of the annual anniversary date.

Also during 2001 the Company received non-refundable deposits of $82,385 towards the sale of certain of its domain names. As these sales did not complete these deposits were forfeited and have been included in revenue from domain sales for the year.


NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year salaries and consulting fees totalling $133,600 (2000 - $19,869) were incurred to a director and a former director of the Company of which $50,000 remains unpaid at December 31, 2001 and is included in accounts payable.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's subsidiary, AlbertaCo is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

The Company has net operating loss carryforwards of approximately $5,800,000 which result in deferred tax assets. The carryforwards will expire, it not utilized, commencing in 2006. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 11 - FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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


NOTE 12 - CONTINGENCIES
-------------------------------------------------------------------------------

The former Chief Executive Officer of AlbertaCo commenced a legal action against AlbertaCo on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at minimum, 18.39% of the outstanding shares of AlbertaCo, specific performance of his contract, special damages in an amount of CAN$37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com commenced an action against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

Subsequent to year-end a claim was threatened against AlbertaCo for breach of contract and debts allegedly owing relating to marketing service rendered from April1, 2000 to March 31, 2001 in the amount of $85,000. The Company has not yet received a Statement of Claim and as such the outcome of this threatened claim is presently not determinable.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

NOTE 12 - CONTINGENCIES (cont'd)
--------------------------------------------------------------------------------

Subsequent to year end the Company repaid the balance of the principal and interest outstanding in connection with the amounts borrowed from Siden (refer to Note 6). Since the date of repayment, a dispute has arisen between Siden and the Company regarding the exercisability of the Option Agreement (the "Option"). It is the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan has been repaid in full, the Option has terminated and is of no further force or effect. While Siden has not attempted to exercise the option, Siden has advised the Company that it believes it is entitled to do so. Based on the advice of counsel, the Company believes that while there can be no certainty in this matter absent a settlement or judicial proceeding, neither of which has been commenced, the Company is able to raise additional defences to Siden's claim, should a claim be made or an action brought against the Company or the Subsidiary. No formal demand has been made with respect to this matter and, therefore, the Company cannot evaluate whether it would prevail in an action.


NOTE 13 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

AlbertaCo has entered into an agreement to sell one of its URL domain names for proceeds of $200,000.