Form 10QSB
period 2002-03-31
TROYDEN CORP
filed 2002-05-15
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

            Nevada                                        33-0786959
      ------------------                                ---------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)

              #600 - 1100 Melville Street, Vancouver, B.C. V6E 4A6
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 697-0136
                                 --------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Common Stock                    14,191,339 shares outstanding
                  $.001 Par Value                    as of May 13, 2002

     Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


         PART I.  FINANCIAL INFORMATION                                                3

         Item 1.  Financial Statements                                                 3

                         Balance sheets as of March 31, 2002 and December 31,
                         2001 Statements of Operations as of March 31, 2002 and
                         March 31, 2001 Statements of Cash Flows as of March 31,
                         2002 Notes to the Financial Statements                        3

         Item 2.         Management's discussion and analysis of financial
                         condition and results of operations                           3

         PART II. OTHER INFORMATION                                                    7

         Item 1.  Legal Proceedings.                                                   7

         Item 2.  Changes in Securities.                                               8

         Item 3.  Defaults Upon Senior Securities.                                     8

         Item 4.  Submission of Matters to a Vote of Security Holders.                 8

         Item 5.  Other Information.                                                   8

         Item 6.  Exhibits and Reports on Form 8-K.                                    8

         Signatures                                                                   10


                                     PART I

ITEM 1: FINANCIAL STATEMENTS.
        ---------------------

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Registrant is involved in internet-related businesses. Pursuant to an acquisition in November 2000, Registrant acquired an 83% interest in Domain Holdings Inc. (formerly Communicate.com Inc.) (the "Subsidiary") that markets and licenses a portfolio of approximately 80 domain names, 30 of which generate high amount of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing the debt of the Subsidiary. Registrant has been generating revenue from leasing domain names, from sales commissions from the selling of third-party products and services, from pay-per-click revenue and from the sale of non-core domain name assets.

Registrant presently has one administrative employee and two consultants employed by the Subsidiary. Registrant has relied on hourly-contractors to meet its technical needs and expects to continue the practice for the foreseeable future.

(A)      SELECTED FINANCIAL DATA
         -----------------------

The following selected financial data was derived from Communicate's unaudited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.


       For the Quarters Ended                                March 31, 2002             March 31, 2001
       ------------------------------------------------------------------------------------------------------

       Statements of Operations Data
       -----------------------------
       Domain Name Revenue, Net                                 $   128,322                $    50,816
       Other                                                         25,887                     12,520

       General and Administrative                               $   (27,597)               $   (51,553)
       Professional Fees                                            (59,085)                  (102,033)
       Depreciation                                                  (1,693)                   (23,135)

       Operating Income (Loss)                                  $    65,834                $  (113,385)

       Interest                                                     (22,397)                   (13,246)

       Net Income (Loss)                                        $    43,437                $  (126,631)
       Basic Earnings (Loss) per Share                          $     0.003                    ($ 0.01)
       Weighted Average Shares Outstanding                       14,191,339                 12,537,428


       Balance Sheet Data                                  As at March 31, 2002    As at December 31, 2001
       ------------------

       Current Assets                                           $    96,482                  $ 125,931
       Fixed Assets                                                  16,002                     17,432
       Intangible Assets                                          3,200,092                  3,341,577
         Total Assets                                           $ 3,312,576                $ 3,484,940

       Accounts Payable & Accrued Liabilities                   $   658,394                $   733,751
       Loan Payable                                                 468,930                    605,000
       Deferred Revenue                                                  --                      9,886
         Total Liabilities                                      $ 1,127,122                $ 1,348,637

       Common Stock                                             $     5,201                $     5,201
       Additional Paid in Capital                                 2,772,016                  2,772,016
       Accumulated Deficit                                      $  (591,763)               $  (640,914)

(b)      RESULTS OF OPERATION


REVENUES. In the first quarter of 2002, Registrant recorded income from the utilization of its domain names of $128,322, an increase of approximately 252% from the first quarter of 2001. Registrant's increased sales were derived from the net sale of a sports domain name for approximately $59,000, as well as commission generating arrangements with several of its health-related domains whereby the Registrant earns a portion of any revenue generated from customers introduced by the Registrant's domain names which generated $22,000 during the first quarter of 2002 compared to $25,800 in the first quarter of 2001. These agreements are done on a month-to-month basis. In addition, Registrant recognized approximately $38,000 from arrangements entered into with an internet pay-per-click service provider, which will pay the Registrant a fee for successful click-through traffic. Registrant did not record any income from pay-per-click agreements in the first quarter of 2001. Registrant also amortized deferred revenue to generate $9,800 from the leasing of a sports domain name in the first quarter of 2002.

Management will continue to market its portfolio of domain names in fiscal 2002 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Management believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

Registrant has negotiated with many of its trade creditors and capital lessors to settle on a reduced amount owing by the Subsidiary. In the first quarter of 2002, gain resulting from debt settlement amounted to $23,000 and has been classified as other revenue. Any cashflow generated, net of monthly cash operating expenses, has been applied to reduce debt. This debt management program shall continue for the foreseeable future.

GENERAL AND ADMINISTRATIVE. Registrant's general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. These expenses have been reduced substantially from the same quarter in 2001 as a result of management's cost savings program implemented in the last quarter of 2000 and continued to date and the change in business focus in the Subsidiary's business.

PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and auditing fees which were related to costs of regulatory filings and financial statement preparation. Registrant continues to seek ways to reduce these costs. During the first quarter of 2002, professional fees totaled $59,000, compared to$102,000 for the same quarter of last year, a reduction of approximately 42%. While the Company continues to pursue litigation, , management is unaware of factors which are likely to increase professional fees for the remaining quarters in 2002.

(c)     LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $1,030,640. During the three-month ended March 31, 2002 Registrant had a net income of $43,437 and a decrease in cash of $17,000, compared to a net loss of $126,600 and a decrease in cash of $23,900 for the same quarter of last year. Operating activities generated cashflows of $137,600 primarily from the sale of a domain name, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan and to pay lease obligations. Registrant has accumulated a deficit of $624,554 since inception and has a stockholders' equity of $2,185,454 at March 31, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of third parties; (iii) fees resulting from traffic click-throughs generated by the domain name assets; and (iv) selling of non-core domain name assets.

Registrant and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary's expected cash requirement for the next 12 months is $200,000. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

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

On October 10, 2001, Communicate and the Subsidiary entered into a loan agreement with Siden Investments, Inc. ("Siden"), pursuant to which Siden advanced to Communicate and the Subsidiary an aggregate of $150,000, including funds previously advanced to Communicate and the Subsidiary (the "Loan"). As additional security for the Loan, Communicate entered into an Option Agreement with Siden pursuant to which Siden was given the right to acquire up to 15,000,000 shares of Communicate's common stock at an exercise price of $0.01 per share (the "Option"). The Loan was repaid in full on about March 22, 2002.

Since the date of repayment, a dispute has arisen between Siden and Communicate regarding the exercisability of the Option. It is the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan has been repaid in full, the Option has terminated and is of no further force or effect. While Siden has not attempted to exercise the option, Siden has advised Communicate that it believes it is entitled to do so. Based on the advice of counsel, Communicate believes that while there can be no certainty in this matter absent a settlement or judicial proceeding, neither of which has been commenced, Communicate is able raise additional defences to Siden's claim, should a claim be made or an action brought against Communicate or the Subsidiary. No formal demand has been made with respect to this matter and, therefore, Communicate cannot evaluate whether it would prevail in an action.

On April 4, 2002, Gartner, Inc. made a claim against the Subsidiary for alleged breach of contract and debt owing for marketing services rendered during April 1, 2000 to March 31, 2001 in the amount of $85,600. Registrant believes the contract was cancelled properly and intends to defend against the claim vigorously.

On April 23, 2002, DNG Capital Corp issued a demand letter to the Subsidiary demanding the payment of Cdn$15,105 for alleged services rendered during November 2001 to January 2002 and return of an investment of $97,000 made in February 2000. Registrant believes the services were provided for and on behalf of Siden and that the investment was for share subscription in the Subsidiary that had been completed. Registrant does not believe the claims have merit and intends to defend against any legal action vigorously.

Registrant is not aware of any other pending or threatened material legal proceedings.

Item 2. Changes in Securities.
------------------------------

None.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first three months of the fiscal year covered by this report.

Item 5. Other Information.
--------------------------

Change of Principal Office - the Company and its Subsidiary has relocated to 600
- 1100 Melville Street, Vancouver, BC, V6E 4A6. The new office space, approximately 300 square feet, is sub-leased on a month-to-month basis.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(A)      Index to and Description of Exhibits.
----------------------------------------------

    EXHIBIT                     DESCRIPTION
    F-1                         Financial Statements.
    27                          Financial Data Schedule.

(B)      Reports on Form 8-K.
-----------------------------

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

There were no other reports on Form 8-K filed by Registrant during the first quarter ending March 31, 2002.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        COMMUNICATE.COM INC.

Date:    May 14, 2002 By:                                  /s/  R. Leigh Jeffs

                                    Exhibits

Financial Statements......................................................F-1

                              COMMUNICATE.COM INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)

BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                               March 31, 2002        2001
------------------------------------------------------------------------------------------------
                                                                 (unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $    35,620      $    52,672
     Accounts receivable                                                15,725           11,325
     Advances receivable                                                40,745           53,125
     Prepaid expenses                                                    4,392            8,809
------------------------------------------------------------------------------------------------

                                                                        96,482          125,931

FIXED ASSETS (Note 4)                                                   16,002           17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                           3,200,092        3,341,577
------------------------------------------------------------------------------------------------

                                                                   $ 3,312,576      $ 3,484,940
================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $   648,394      $   713,514
     Loans Payable (Note 5)                                            468,930          605,000
     Deferred revenue                                                        -            9,886
     Lease obligation (Note 4)                                           9,798           20,237
------------------------------------------------------------------------------------------------

                                                                     1,127,122        1,348,637
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,191,339 (2001 - 14,191,339) Common shares              5,201            5,201
     Additional paid in capital                                      2,772,016        2,772,016
     Accumulated deficit                                              (624,554)        (667,991)
     Accumulated other comprehensive income                             32,791           27,077
------------------------------------------------------------------------------------------------

                                                                     2,185,454        2,136,303
------------------------------------------------------------------------------------------------

                                                                   $ 3,312,576      $ 3,484,940
================================================================================================


              The accompanying notes are an integral part of these
                   interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                       Three months        Three months
                                                      ended March 31,     ended March 31,
                                                           2002                 2001
=============================================================================================
REVENUES

     Domain name revenue, net                              $   128,322        $   50,816
     Other                                                      25,887            12,520
-----------------------------------------------------------------------------------------

                                                               154,209            63,336
-----------------------------------------------------------------------------------------

EXPENSES
     General and administrative                                 27,597            49,937
     Professional fees                                          59,085           102,033
     Sales and marketing                                             -             1,616
     Depreciation and amortization                               1,693            23,135
-----------------------------------------------------------------------------------------

                                                                88,375           176,721
-----------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                         65,834          (113,385)

INTEREST EXPENSE                                               (22,397)          (13,246)
-----------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                           $    43,437       $  (126,631)
=========================================================================================


BASIC EARNINGS (LOSS) PER SHARE                            $      0.00       $     (0.01)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                     14,191,339        12,537,428
=========================================================================================



              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                         COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                         Three months         Three months
                                                                                        ended March 31,       ended March 31,
                                                                                             2002                  2001
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period                                                            $    43,437       $  (126,631)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - non-cash expenses and costs of revenue                                                       141,222                  -
     - depreciation and amortization                                                                  1,693             23,135
     - accrued interest                                                                              13,930              9,024
     - accounts receivable                                                                           (4,400)            58,306
     - advances receivable                                                                           12,380                  -
     - other assets                                                                                       -              7,322
     - prepaid expenses                                                                               4,417               (529)
     - accounts payable                                                                             (65,120            (12,598)
     - deferred revenue                                                                              (9,886)                 -
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                                      137,673            (41,971)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                      -                  -
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     - loan repayments                                                                             (150,000)                 -
     - lease obligation repayments                                                                  (10,439)           (14,553)
-------------------------------------------------------------------------------------------------------------------------------

CASH USED IN FINANCING ACTIVITIES                                                                  (160,439)           (14,553)
-------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                                       5,714             32,607
-------------------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                               (17,052)           (23,917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       52,672             47,823
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $    35,620        $    23,906
===============================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION

      During the period ended March 31, 2001 the Company issued 16,000 common shares in settlement of certain trade accounts payable of $20,000.

              The accompanying notes are an integral part of these
                   interim consolidated financial statements

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company ("AlbertaCo") and during December 2000 acquired from minority shareholders an additional 31% of the outstanding shares of AlbertaCo. As a result, CMNN owns 83% of the outstanding shares of AlbertaCo. On April 5, 2002 AlbertaCo changed its name to Domain Holdings Inc.

AlbertaCo owns a portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo has also entered into agreements to sell or lease certain of its domain names (refer to Note 7).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2002 the Company has a working capital deficiency of $1,030,640 (2001 - $1,222,706) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to maintain profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and the 83% interest in its subsidiary. All significant intercompany balances and transactions are eliminated on consolidation.

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

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

REVENUE RECOGNITION

Revenues from the sale and lease of domain names, whose carrying values are recorded as intangible assets held for resale, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company's control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net of the carrying value of the intangible asset sold. Lease payments paid in advance are recorded as deferred revenue.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company's sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectibility can be reasonably assured.

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

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of the potential dilution of securities is anti-dilutive to the prior period's basic
(loss) per share and has no effect on the current period's basic earnings per share.

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net loss resulting from translation of the foreign currency financial statements of AlbertaCo.

INTANGIBLE ASSETS HELD FOR RESALE

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that as at March 31, 2002 no impairment of intangible assets held for resale has occurred.

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

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 3 - ACQUISITION
--------------------------------------------------------------------------------

By agreement dated November 10, 2000 the Company acquired 52% of the outstanding shares of AlbertaCo, for total consideration of $2,000,000 of which $400,000 was paid in cash in 2000, $775,000 was paid in 2000 through the issuance of 1,550,000 shares of the Company's common stock at $0.50 per share and the remaining $825,000 was paid in 2001 through the issuance of 1,650,000 shares of the Company's common stock at $0.50 per share.

In addition, by offer made November 30, 2000 and completed December 29, 2000, the Company acquired an additional 31% of the remaining minority shareholdings of AlbertaCo for consideration of $880,217 paid through the issuance of 1,375,339 shares of the Company's common stock at $0.64 per share. After completion of these two transactions, the Company owns 83% of the outstanding shares of common stock of the AlbertaCo.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

    Assets acquired at fair value:

          Current assets                                           $  350,568
          Capital assets                                              519,798
          Intangible assets held for resale - domain names          3,421,135
                                                                  ------------

                                                                    4,291,501

    Liabilities assumed at fair value:

          Accounts payable and accrued liabilities                 (1,301,421)
          Lease obligations                                          (109,863)
                                                                  ------------

    Purchase price                                                $ 2,880,217
                                                                  ============


NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                   March 31,      December 31,
                                                      2002           2001
                                               ---------------- ---------------


          Computer equipment                       $  208,388      $  208,388
          Furniture and fixtures                        6,568           6,568
          Office equipment                              3,993           3,993
                                                   ----------      ----------
                                                      218,949         218,949
          Less: accumulated depreciation              (58,524)        (57,094)
          Less: impairment provision                 (144,423)       (144,423)


                                                   $   16,002      $   17,432
                                                   ==========      ==========


--------------------------------------------------------------------------------
As at March 31, 2002, computer equipment includes $56,295 of equipment held under capital lease. In connection with this leased equipment the Company has lease obligations of $9,798, which are due in 2002.

During the year ended December 31, 2001 the Company wrote down the carrying value of its fixed assets by $144,423 to reflect the equipment's net realizable value.

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 5 - LOANS PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. As at March 31, 2002, $400,000 has been loaned by PCMI to the Company and $68,930 of interest has been accrued. PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

In 2001, the Company and AlbertaCo signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of AlbertaCo. The loan bears interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. To December 31, 2001 $3,342 of interest had been paid in connection with this loan. During the period the principal and accrued interest was repaid in full. The Company provided security for this loan by way of a General Security Agreement, a Promissory Note, an Option Agreement and the transfer of one of the Company's domain names into Escrow until the loan is fully repaid. The Option Agreement provided the lender the option to acquire 15,000,000 restricted shares of the Company's common stock at a price of $0.01 per share for a period of three years. Refer to Note 11.

NOTE 6 - CAPITAL STOCK

--------------------------------------------------------------------------------

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

The Company has no stock options outstanding as at March 31, 2002. Options were outstanding to purchase shares of common stock of AlbertaCo as at the date of the acquisition of AlbertaCo. Effective January 1, 2001, the options to purchase shares of common stock of AlbertaCo were cancelled. At as March 31, 2002, the Company had recorded no compensation expense for any period relating to the granting of stock options.

Refer to Note 11.

NOTE 7 - DOMAIN SALES AND LEASING

--------------------------------------------------------------------------------

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

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 7 - DOMAIN SALES AND LEASING (CONT'D)
--------------------------------------------------------------------------------

LEASE OF BOXING.COM

By agreement dated September 14, 2001, the Company agreed to lease the use of its URL domain name (boxing.com) for $25,000 paid for the first six months, of which $9,886 is shown as deferred revenue as at December 31, 2001, and $30,000 due for the second six months which was received in April 2002. Included in the agreement is an option to purchase the domain name for $250,000 for 45 days after the one-year anniversary of this agreement and $275,000 for 45 days after the eighteen-month anniversary of this agreement. During the period the $9,886 has been recorded as revenue in connection with this agreement.

SALE OF HOCKEY.COM

By agreement dated March 11, 2002, AlbertaCo entered into an agreement to sell its URL domain name (hockey.com) for $200,000. The agreement closed on March 21, 2002 and the gain on the sale of $58,800 has been recognized in Domain Name Revenue, net of the carrying value of hockey.com of $141,200

NOTE 8 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

During the period ended March 31, 2002 management fees and salaries of totalling $2,000 were paid to the sole director of the Company. During the period ended March 31, 2001 management fees and salaries of totalling $24,829 were paid to two directors of the Company.

NOTE 9 - FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 10 - INCOME TAXES
-------------------------------------------------------------------------------

The Company's subsidiary, AlbertaCo is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at December 31, 2001 the Company has net operating loss carryforwards of approximately $5,800,000 which result in deferred tax assets. The carryforwards will expire, it not utilized, commencing in 2006. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded in the current period as the Company and AlbertaCo have sufficient loss carryforwards to offset all taxable income recorded in the period.

-------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

During the period ended March 31, 2002 Company repaid the balance of the principal and interest outstanding in connection with the amounts borrowed from Siden (refer to Note 5). Since the date of repayment, a dispute has arisen between Siden and the Company regarding the exercisability of the Option Agreement (the "Option"). It is the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan has been repaid in full, the Option has terminated and is of no further force or effect. While Siden has not attempted to exercise the option, Siden has advised the Company that it believes it is entitled to do so. Based on the advice of counsel, the Company believes that while there can be no certainty in this matter absent a settlement or judicial proceeding, neither of which has been commenced, the Company is able to raise additional defences to Siden's claim, should a claim be made or an action brought against the Company or the Subsidiary. No formal demand has been made with respect to this matter and, therefore, the Company cannot evaluate whether it would prevail in an action.

On April 4, 2002 Gartner Inc. filed a claim against AlbertaCo for an alleged breach of contract and debt owing for marketing services rendered during 2000 and 2001 in the amount of $85,600. The Company believes the contract was properly cancelled and intends to defend itself against this claim. No provision for loss has been recorded pending outcome of this litigation.

On April 23, 2002 DNG Capital Corp. ("DNG") issued a demand letter to AlbertaCo demanding payment of CDN$15,105 for alleged services rendered from November 2001 to January 2002. DNG has also demanded repayment of $97,000 from AlbertaCo for its investment in February 2000. The Company does not believe these claims have any merit and will defend itself against any legal actions taken by DNG.