Form 10QSB
period 2002-06-30
TROYDEN CORP
filed 2002-08-14
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

                      Nevada                       33-0786959
                     -----------------------------------------
            (State or other jurisdiction of        (IRS Employer
              incorporation or organization)    Identification Number)

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

                  Common Stock                14,691,339 shares outstanding
                  $.001 Par Value               as of August 12, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

     PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                     Balance sheets as of June 30, 2002 and December 31, 2001 Statements of Operations as of June 30, 2002 and June 30, 2001 Statements of Cash Flows as of June 30, 2002 and 2001 Notes to the Financial Statements

     Item 2. Management's discussion and analysis of financial condition and results of operations

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Registrant, through its majority-owned subsidiary, Domain Holdings, Inc. (formerly Communicate.com Inc.) (the "Subsidiary"), is involved in businesses which exploit commercial uses of the Internet. The Subsidiary markets and licenses a portfolio of approximately 40 domain names, 30 of which generate high amount of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing the debt of the Subsidiary. Registrant generates revenue from leasing domain names, from sales commissions from the sale of third-party products and services utilizing the Internet, from "pay-per-click" revenue and from the sale of domain name assets that Registrant believes are not essential to its business.

Registrant presently has one administrative employee and two consultants, both of whom are employed by the Subsidiary. Registrant has relied on hourly-contractors to meet its technical needs and expects to continue the practice for the foreseeable future.

(a)   SELECTED FINANCIAL DATA

The following selected financial data was derived from Communicate's unaudited financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

       For the Quarters Ended                                   June 30, 2002               June 30, 2001
       ------------------------------------------------------------------------------------------------------
       Statements of Operations Data
       -----------------------------
       Domain Name Revenue, Net                                         $31,301                    $70,912
       Other                                                             11,926                     13,224

       General and Administrative                                     $( 85,380)                 $( 55,480)
       Professional Fees                                                (58,124)                   (52,873)
       Sales and Marketing                                                   --                        (82)
       Depreciation                                                        (984)                   (21,178)


       Operating Income (Loss)                                       $( 101,262)                  $(45,477)

       Interest                                                         (12,175)                    (9,420)
       Loss on Acquisition of Minority Interest                         (15,471)                        --
       Gain on Settlement of Debt                                       159,900                         --
       Gain (Loss) on Assets Disposals                                       --                     (1,857)

       Net Income (Loss)                                               $ 30,992                  $( 56,754)
       Basic Earnings (Loss) per Share                                   $ 0.01                    ($ 0.01)

       Weighted Average Shares Outstanding                           14,202,328                 12,722,658

       Balance Sheet Data                                        As at June 30,              As at December
       ------------------                                                  2002                   31, 2001
       Current Assets                                                 $ 113,096                  $ 125,931
       Fixed Assets                                                      14,754                     17,432
       Intangible Assets                                              3,058,651                  3,341,577
         Total Assets                                               $ 3,186,501                $ 3,484,940

       Accounts Payable & Accrued Liabilities                         $ 464,150                  $ 733,751
       Loan Payable                                                     403,781                    605,000
       Deferred Revenue                                                  12,798                      9,886
         Total Liabilities                                            $ 880,728                $ 1,348,637

       Common Stock                                                     $ 5,701                    $ 5,201
       Additional Paid in Capital                                     2,906,616                  2,772,016
       Accumulated Deficit                                           $( 606,544)                $( 640,914)

(b)   RESULTS OF OPERATIONS


REVENUES. In the second quarter of 2002, Registrant recorded income from the utilization of its domain names (consisting primarily of the lease of domain names, commissions on the sales of products where Registrant's domain names are utilized, and fees received from third parties calculated on the number Internet users who visit sites identified with Registrant's domain names and gain or loss from domain name sales) of $31,300, a decrease of approximately 56% from the second quarter of 2001. The decrease resulted primarily from a loss recognized by Registrant of $81,200 on the sale of a health-related domain name to a third party. Excluding the loss on sale of the domain name, revenue for the second quarter would be $112,500, an increase of 58% from the second quarter of 2001. Registrant recognized approximately $44,700 from arrangements entered into with an internet pay-per-click service provider, which will pay the Registrant a fee for successful click-through traffic, in which users navigating to a site associated with a domain name owned by Registrant are redirected to a site which sells goods and services associated with the domain name. Registrant recorded approximately $16,400 in income from pay-per-click agreements from various different service providers in the second quarter of 2001. Registrant's sales reflect commission generating arrangements with several of its health-related domains whereby the Registrant earns a portion of any revenue generated from customers introduced by the Registrant's domain names which generated $17,000 during the second quarter of 2002 compared to $18,000 in the second quarter of 2001. These agreements are arranged on a month-to-month basis and there can be no assurance that they will be renewed or, if renewed, that they will continue to generate income on the same basis as in past periods. In addition, Registrant also received the second annual installment of approximately $33,000 from the leasing of a geographic domain name and recognized deferred revenue to generate $15,000 from the leasing of a sports domain name in the second quarter of 2002. The operator of the leased sports domain name has notified Registrant that he will not exercise his option to purchase the domain name and will not continue to operate the site beyond September 13, 2002. Management will seek other business opportunity for this and other domain names not in use.

Management will continue to market selectively individual domain names its portfolio of domain names in fiscal 2002 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Because of the fluid nature of Internet-based businesses, Registrant will require potential purchasers to advance funds as deposits to better assure the consummation of these transactions. Management believe that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

In the second quarter of 2002, Registrant generated other revenue from a bad debt recovery of $7,300, and other miscellaneous income of $4,700. Any cashflow generated, net of monthly cash operating expenses, has been applied to reduce debt. Management anticipates continuing this debt management program for the foreseeable future.

GENERAL AND ADMINISTRATIVE. Registrant's general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. In the second quarter of 2002, Registrant incurred $85,000 of expenses as compared to $55,000 in the second quarter of 2002. Included in the second quarter are i) a compensation expense of $50,000 for work related to debt settlement; ii) a severance accrual of $36,000; and iii) a recovery on legal fees of $5,700. Excluding these charges and recovery, general and administrative expense would have been $5,000. These expenses have been reduced substantially from the same quarter in 2001 as a result of management's cost savings program implemented in the last quarter of 2000 and continued to date and the change in business focus in the Subsidiary's business.

PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and consulting fees which were related to costs of regulatory filings, financial statement preparation and litigation costs. Registrant continues to seek ways to reduce these costs. During the second quarter of 2002, professional fees totaled $58,000, compared to $52,900 for the same quarter of last year, an increase of approximately 10%. While the Company continues to pursue pending litigation, management is unaware of factors which are likely to increase professional fees for the remaining quarters in 2002.

 (c)  LIQUIDITY AND CAPITAL RESOURCES

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of third parties; (iii) fees resulting from traffic click-through agreements generated by the domain name assets; and (iv) selling of non-core domain name assets.

At June 30, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $767,600. During the six-month ended June 30, 2002 Registrant had a net income of $74,400 and an increase in cash of $31,600, compared to a net loss of $183,300 and a decrease in cash of $9,500 for the same six-month period of last year. Operating activities generated cashflows of $308,700 primarily from the sale of two domain names, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan, other loans and to pay lease obligations. Registrant has accumulated a deficit of $593,500 since inception and has a stockholders' equity of $2,305,700 at June 30, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

During the second quarter of 2002, Registrant took several steps to reduce its debt and enhance its cash flow, while reducing potential claims.

On May 24, 2002, Registrant and the Subsidiary mutually agreed to settle a potential legal dispute with David Sidoo, Siden Capital Corp. and Siden Investments Ltd. (the "Siden Group"). In the previous quarter, disputes between the Registrant and the Siden Group had arisen which were related to a loan agreement entered into on October 10, 2001, by Registrant and the Subsidiary with Siden Investments Ltd. Under that agreement, Siden advanced to Registrant and the Subsidiary an aggregate of $150,000. As security for the loan, Registrant entered into an Option Agreement pursuant to which Siden Investments Ltd. was given the right to acquire up to 15,000,000 shares of Registrant's common stock at an exercise price of $0.01 per share. The Loan was repaid in full on about March 22, 2002.

Since the date of repayment, Siden and Registrant disagreed regarding the exercisability of the option. It was Registrant's belief that, inasmuch as the option was granted as additional security for the loan, and inasmuch as the loan was repaid in full, the option was terminated and of no further force or effect. No formal demand was made with respect to this matter. After extended discussions, Registrant and the Subsidiary and the Siden Group determined it was in their mutual best interests to resolve their outstanding disagreements and mutually settle the disputes. As part of the settlement, Registrant and the Siden Group came to the following arrangements:

    o the members of the Siden Group transferred 2,112,608 shares of the stock of the Subsidiary held by them to Registrant, increasing Registrant's interest in the Subsidiary to 93% of the outstanding shares of the Subsidiary; and

    o the members of the Siden Group agreed that the option granted to Siden Investments Ltd. by Registrant to acquire up to 15,000,000 shares of Registrant's common stock was void.

Except for the purchase of stock of the Subsidiary, which resulted in a loss upon acquisition of $15,400, the resolution of this dispute did not result in any financial impact on the Company.

On June 28, 2002, the Registrant and the Subsidiary entered into two Assignment of Debt Agreements pursuant to which the Registrant effectively extinguished obligations owing to David Jeffs and Pacific Capital Markets Inc. In one such Agreement, the Registrant acquired from David Jeffs the obligation of the Subsidiary to pay David Jeffs the sum of $50,000 in return for the issuance by the Registrant of 500,000 shares of the Registrant's common stock. In the second Agreement, the Registrant acquired the obligation of the Subsidiary under a finders' agreement dated January 12, 2000 which obligated the Subsidiary to pay Pacific Capital Markets Inc. the sum of US$122,500, and effected the restructuring of a promissory note, dated November 10, 2000 in the principal amount of US$400,000. Under that Agreement, the Registrant acquired Pacific Capital Markets Inc.'s interest in the obligation of the Subsidiary, and Pacific Capital Markets, Inc. agreed to convert the promissory note from a demand note to a term note, due and payable on June 28, 2002, in consideration for the issuance to Pacific Capital Markets, Inc. of warrants to purchase 2,000,000 shares of the Registrant's common stock at an exercise price of US$0.05 per share. The settlement of the finders' fee resulted in a gain on settlement of debt of $159,900.

Notwithstanding these developments, Registrant and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary's expected cash requirement for the next 12 months is $200,000. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

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

On April 4, 2002, Gartner, Inc. made a claim against the Subsidiary for alleged breach of contract and debt owing for marketing services rendered during April 1, 2000 to March 31, 2001 in the amount of $85,600. Registrant believes a defense is available on the basis of the contract being terminated during an agreed upon trial period. However, final assessment of the relative merits of the case will require completion of full discovery processes. In the interim, Registrant intends to defend against the claim vigorously.

On April 23, 2002, DNG Capital Corp issued a demand letter to the Subsidiary demanding the payment of Cdn$15,105 for alleged services rendered during November 2001 to January 2002 and repayment of a loan of $97,000 advanced in February 2000. Registrant believes the services were provided for and on behalf of Siden and that the loan advanced were for share subscription in the Subsidiary that had been completed. On May 24, 2002, Communicate and the Subsidiary obtained a mutual release from DNG Capital Corp. for any and all possible and outstanding claims.

Registrant is not aware of any other pending or threatened material legal proceedings.


Item 2. Changes in Securities.
------------------------------

On June 28, 2002, the Board of Directors authorized the issuance of 500,000 shares of common stock to David Jeffs as full and final settlement of a $50,000 debt assumed by the Registrant from the Subsidiary. The debt was accumulated from services provided by Mr. Jeffs. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 28, 2002, the Board of Directors authorized the issuance of 2,000,000 share purchase warrants which will grant Pacific Capital Markets Inc. the right to acquire one common share for each warrant at an exercise price of $0.05 per common share at any time after June 28, 2002 through June 28, 2004. The Warrants are non-transferable. Communicate relied on an exemption from registration under
Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first three months of the fiscal year covered by this report.


Item 5. Other Information.
--------------------------

None.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(A)      Index to and Description of Exhibits.
-----------------------------------------------

     EXHIBIT                    DESCRIPTION

     F-1                        Financial Statements.

     10.1 Assignment of Debt Agreement among Communicate.com Inc., David Jeffs and Domain Holdings, Inc. dated June 28, 2002.

     10.2 Assignment of Debt Agreement among Communicate.com Inc., Pacific Capital Markets, Inc. and Domain Holdings, Inc. dated June 28, 2002.

     10.3                       Share Purchase Warrant dated June 28, 2002.

     27                         Financial Data Schedule.

     99.1                       Certification of Chief Executive Officer and
                                Chief Financial Officer

(B)      Reports on Form 8-K.
-----------------------------

There were no report on Form 8-K filed by Registrant during the second quarter ending June 30, 2002.

On July 26, 2002, Registrant filed a Form 8-K announcing that, effective July 23, 2002, Mr. R Leigh Jeffs resigned as Director and President, Secretary and Treasurer of the Company and its subsidiary Domain Holdings Inc. Concurrently, Mr. David Jeffs was appointed as Director and President and Secretary of the Company and its subsidiary, and Mr. J Cameron Pan was appointed as Treasurer of the Company and its subsidiary.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COMMUNICATE.COM INC.

Date:    August 14, 2002                            By:/s/ David Jeffs

                                    Exhibits


Financial Statements..................................................F-1


   Assignment of Debt Agreement among Communicate.com Inc., David Jeffs and Domain Holdings, Inc. dated June 28, 2002.

   Assignment of Debt Agreement among Communicate.com Inc., Pacific Capital Markets, Inc. and Domain Holdings, Inc. dated June 28, 2002.

   Share Purchase Warrant dated June 28, 2002.

   Financial Data Schedule.

   Certification of Chief Executive Officer and Chief Financial Officer

                              COMMUNICATE.COM INC.



                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (unaudited)












BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,        December 31,
                                                                                            2002              2001
----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
                                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                            $   84,324       $   52,672
     Accounts receivable                                                                      24,159           64,450
     Prepaid expenses                                                                          4,613            8,809
----------------------------------------------------------------------------------------------------------------------

                                                                                             113,096          125,931

FIXED ASSETS (Note 4)                                                                         14,754           17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                                                 3,058,651        3,341,577
----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 3,186,501      $ 3,484,940
======================================================================================================================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                             $  453,859       $  713,514
     Loans payable (Note 5)                                                                  403,781          605,000
     Deferred revenue                                                                         12,798            9,886
     Lease obligation (Note 4)                                                                10,290           20,237
----------------------------------------------------------------------------------------------------------------------

                                                                                             880,728        1,348,637
----------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,691,339 (2001 - 14,191,339) Common shares                                    5,701            5,201
     Additional paid in capital                                                            2,906,616        2,772,016
     Accumulated deficit                                                                    (593,561)        (667,991)
     Accumulated other comprehensive income (loss)                                           (12,983)          27,077
----------------------------------------------------------------------------------------------------------------------

                                                                                           2,305,773        2,136,303
----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 3,186,501      $ 3,484,940
======================================================================================================================


   The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three months    Three months    Six months       Six months
                                                    ended June 30,  ended June 30,  ended June 30,   ended June 30,
                                                        2002            2001             2002             2001
-----------------------------------------------------------------------------------------------------------------
REVENUES
     Domain name revenue (net of cost)               $   31,301      $   70,912     $   159,623      $   121,728
     Other                                               11,926          13,224          37,814           25,744
-----------------------------------------------------------------------------------------------------------------

                                                         43,227          84,136         197,437          147,472
-----------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                          85,380          55,480         112,977          105,417
     Professional fees                                   58,124          52,873         117,209          154,906
     Sales and marketing                                     --              82              --            1,698
     Depreciation                                           985          21,178           2,678           44,313
-----------------------------------------------------------------------------------------------------------------

                                                        144,489         129,613         232,864          306,334
-----------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                         (101,262)        (45,477)        (35,427)        (158,862)

INTEREST EXPENSE                                        (12,175)         (9,420)        (34,572)         (22,666)
LOSS ON ACQUISITION OF MINORITY INTEREST                (15,471)             --         (15,471)              --
GAIN ON SETTLEMENT OF DEBTS (Note 5)                    159,900              --         159,900               --
LOSS ON DISPOSAL OF FIXED ASSETS                             --          (1,857)             --           (1,857)
-----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                     $   30,992      $  (56,754)      $  74,430      $  (183,385)
=================================================================================================================


BASIC EARNINGS (LOSS) PER SHARE                      $    0.002       $  (0.004)      $   0.005      $   (0.015)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 14,202,328      12,722,658      14,196,864       12,630,466
=================================================================================================================






   The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Six months             Six months
                                                                 ended June 30,        ended June 30,
                                                                      2002                  2001
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                           $    74,430      $  (183,385)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - gain on settlement of debt                                        (159,900)              --
     - loss on disposal of assets                                              --            1,857
     - non-cash cost of fixed revenue                                     282,400           42,360
     - depreciation                                                         3,204           44,313
     - accrued interest                                                    25,874           17,710
     - deferred revenue                                                     2,912               --
     - accounts receivable                                                 40,291           79,370
     - prepaid expenses                                                     4,196            8,025
     - accounts payable and accrued liabilities                            35,345            5,409
---------------------------------------------------------------------------------------------------

CASH FROM OPERATING ACTIVITIES                                            308,752           15,659
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds on disposal of assets                                          --            4,720
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                           --            4,720
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                         (9,947)         (33,626)
     - loan repayments                                                   (227,093)              --
---------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES                                     (237,040)         (33,626)
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (40,060)           3,693
---------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      31,652           (9,554)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             52,672           47,823
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    84,324      $    38,269
===================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION

On June 28, 2002 500,000 shares were issued in settlement of $50,000 of accounts payable. Refer to Note 6.

On June 28, 2002 2,000,000 share purchase warrants were issued in settlement of $122,500 of accounts payable. Refer to Note 6.



   The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002
-------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company ("AlbertaCo") and during December 2000 acquired from minority shareholders an additional 31% of the outstanding shares of AlbertaCo. After acquiring a further 10% of the outstanding shares of AlbertaCo from minority shareholders in the second quarter of 2002, CMNN owns 93% of the outstanding shares of AlbertaCo. On April 5, 2002 AlbertaCo changed its name to Domain Holdings Inc.

AlbertaCo owns a portfolio of simple, intuitive domain names. AlbertaCo's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. AlbertaCo has also entered into agreements to sell or lease certain of its domain names (refer to Note 7).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2002 the Company has a working capital deficiency of $767,632 (2001 - $1,222,706) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to maintain profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and the 93% interest in its subsidiary, Domain Holdings Inc. All significant intercompany balances and transactions are eliminated on consolidation.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
-------------------------------------------------------------------------------

REVENUE RECOGNITION

Revenues from the sale and lease of domain names, whose carrying values are recorded as intangible assets held for resale, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company's control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net the carrying value of the intangible asset sold. Lease payments paid in advance are recorded as deferred revenue.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
-------------------------------------------------------------------------------

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

INTANGIBLE ASSETS HELD FOR RESALE

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that as at June 30, 2002 no impairment of intangible assets held for resale has occurred.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)


NOTE 3 - ACQUISITION
-------------------------------------------------------------------------------

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

In addition, by offer made November 30, 2000 and completed December 29, 2000, the Company acquired an additional 31% of the remaining minority shareholdings of AlbertaCo for consideration of $880,217 paid through the issuance of 1,375,339 shares of the Company's common stock at $0.64 per share. After completion of these two transactions, the Company owned 83% of the outstanding shares of common stock of AlbertaCo.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:


     Assets acquired at fair value:
           Current assets                                                  $  350,568
           Capital assets                                                     519,798
           Intangible assets held for resale - domain names                 3,421,135
                                                                       ---------------

                                                                            4,291,501
     Liabilities assumed at fair value:
           Accounts payable and accrued liabilities                        (1,301,421)
           Lease obligations                                                 (109,863)
                                                                       ---------------

     Purchase price                                                       $ 2,880,217
                                                                       ===============


On May 24, 2002 the Company acquired an additional 10% of AlbertaCo for $15,471. As AlbertaCo had a Stockholders' deficiency at the date of this transaction, this amount has been recorded as a loss on acquisition of minority interest. The Company now owns 93% of the outstanding shares of common stock of AlbertaCo.


NOTE 4 - FIXED ASSETS
-------------------------------------------------------------------------------

                                                                                December 31,
                                                             June 30, 2002         2001
                                                           ---------------------------------
          Computer equipment                                    $  208,388      $  208,388
          Furniture and fixtures                                     6,568           6,568
          Office equipment                                           3,993           3,993
                                                           ---------------------------------

                                                                   218,949         218,949
          Less: accumulated depreciation                           (59,772)        (57,094)
          Less: accumulated impairment provision                  (144,423)       (144,423)
                                                           ---------------------------------

                                                                $   14,754      $   17,432
                                                           =================================

As at June 30, 2002, computer equipment includes $56,295 of equipment held under capital lease. In connection with this leased equipment the Company has lease obligations of $10,290 that are due in 2002.

During the year ended December 31, 2001 the Company wrote down the carrying value of its fixed assets by $144,423 to reflect the equipment's net realizable value.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)

NOTE 5 - LOANS PAYABLE
-------------------------------------------------------------------------------

In connection with the acquisition of AlbertaCo, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the AlbertaCo purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock of at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. To June 30, 2002, $400,000 has been loaned by PCMI to the Company and a total of $80,874 of interest has been accrued. During the period $77,093 was repaid to PCMI leaving $403,781 owing as at June 30, 2002. PCMI and certain of its officers and directors were also shareholders of AlbertaCo and sold their shareholdings in AlbertaCo to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

During the period, the Company issued 2,000,000 share purchase warrants to PCMI in settlement of $122,500 of previously accrued finders' fees owing to PCMI from AlbertaCo. The warrants have a fair value of $85,100 and resulted in a gain on settlement of $37,400. (Refer to Note 6)

In 2001, the Company and AlbertaCo signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of AlbertaCo. The loan bore interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. During the period the principal and accrued interest was repaid in full. Subsequent to the date of repayment, a dispute arose between Siden and the Company regarding the exercisability of an Option Agreement (the "Option"). It was the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan had been repaid in full, the Option had terminated and was of no further force or effect. While Siden had not attempted to exercise the option, Siden had advised the Company that it believed it was entitled to do so. By settlement agreement dated May 24, 2002, Siden, and the Company agreed that the Option is of no further force or effect and released each other from any mutual obligations, commitments or contractual arrangements. As a result, the Company recorded a gain on settlement of debts of $122,500 resulting from the settlement of previously accrued finders' fees owing to Siden from AlbertaCo.


NOTE 6 - CAPITAL STOCK
-------------------------------------------------------------------------------

The authorized capital of the company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of common stock of the Company in settlement of certain accounts payable of AlbertaCo in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

STOCK-BASED COMPENSATION

On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 resulting in a gain on settlement of $37,400.

The Company has no stock options outstanding as at June 30, 2002 and has recorded no compensation expense for any period relating to the granting of stock options.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)

NOTE 7 - DOMAIN SALES AND LEASING
-------------------------------------------------------------------------------

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

LEASE OF BOXING.COM

By agreement dated September 14, 2001, the Company agreed to lease the use of its URL domain name (boxing.com) for $25,000 paid for the first six months, of which $9,886 is shown as deferred revenue as at December 31, 2001, and $30,000 due for the second six months of which $12,748 is included in deferred revenue. Included in the agreement is an option to purchase the domain name for $250,000 for 45 days after the one-year anniversary of this agreement and $275,000 for 45 days after the eighteen-month anniversary of this agreement. During the period the $27,138 has been recorded as revenue in connection with this agreement.

SALE OF HOCKEY.COM

By agreement dated March 11, 2002, AlbertaCo entered into an agreement to sell its URL domain name (hockey.com) for $200,000. The agreement closed on March 21, 2002 and the gain on the sale of $58,800 has been recognized in Domain Name Revenue, net of the carrying value of hockey.com of $141,200

SALE OF VEGETARIAN.COM

By agreement dated May 13, 2002, AlbertaCo entered into an agreement to sell its URL domain name (vegetarian.com) for $60,000. The agreement closed on May 14, 2002 and the loss on the sale of $81,200 has been recognized in Domain Name Revenue, net of the carrying value of vegetarian.com of $141,200


NOTE 8 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

During the period ended June 30, 2002 management fees and salaries of totalling $8,000 were paid to the sole director of the Company. During the period ended June 30, 2001 management fees and salaries of totalling $24,934 were paid to two directors of the Company.


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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
-------------------------------------------------------------------------------
(UNAUDITED)

NOTE 9 - FINANCIAL INSTRUMENTS (cont'd)
-------------------------------------------------------------------------------

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

As at December 31, 2001 the Company has net operating loss carryforwards of approximately $5,800,000 that result in deferred tax assets. The carryforwards will expire, it not utilized, commencing in 2006. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded in the current period as the Company and AlbertaCo have sufficient loss carryforwards to offset all taxable income recorded in the period.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

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