Form 10QSB
period 2002-09-30
COMMUNICATE COM INC
filed 2002-11-08
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-29929

                              COMMUNICATE.COM INC.
           (Exact name of small business as specified in its charter)

           Nevada                                       33-0786959
-------------------------------                     ----------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification Number)

              #600 - 1100 Melville Street, Vancouver, B.C. V6E 4A6
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 697-0136
                           ---------------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock                        14,691,339 shares outstanding
       $.001 Par Value                        as of November 6, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COMMUNICATE.COM INC.
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                     3

Item 1. Financial Statements                                                      3

         Balance sheets as of September 30, 2002 and December 31, 2001
         Statements of Operations as of September 30, 2002 and September 30,
         2001

         Statements of Cash Flows as of September 30, 2002
         Notes to the Financial Statements

Item 2. Management's discussion and analysis of financial condition and results   3
        of operations

PART II. OTHER INFORMATION                                                        8

Item 1. Legal Proceedings.                                                        8

Item 2. Changes in Securities.                                                    8

Item 3. Defaults Upon Senior Securities.                                          8

Item 4. Submission of Matters to a Vote of Security Holders.                      9

Item 5. Other Information.                                                        9

Item 6. Exhibits and Reports on Form 8-K.                                         9

Signatures                                                                       10

                                     PART I

ITEM 1: FINANCIAL STATEMENTS.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Registrant, through its majority-owned subsidiary, Domain Holdings, Inc. (formerly Communicate.com Inc.) (the "Subsidiary"), is involved in businesses which exploit commercial uses of the Internet. The Subsidiary markets and licenses a portfolio of approximately 40 domain names, 30 of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

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

                                                 For the Quarters Ended                For the Nine-Month Ended
------------------------------------------------------------------------------------------------------------------
For the Quarters Ended                      September 30,      September 30,      September 30,      September 30,
                                                 2002               2001               2002              2001
------------------------------------------------------------------------------------------------------------------
Statements of Operations Data
-----------------------------

Domain Name Revenue, Net                     $     92,931       $     37,520       $    252,554       $    159,248
Other                                               6,177                 --             43,991             13,551

General and Administrative                   $    (10,663)      $    (22,999)      $   (123,640)      $   (130,114)
Professional Fees                                 (57,702)           (42,553)          (174,911)          (197,459)
Depreciation                                       (1,100)           (20,056)            (3,778)           (64,369)

Operating Income (Loss)                      $     29,643       $    (48,088)      $     (5,784)      $   (219,143)

Interest                                          (11,788)            (8,662)           (47,215)           (31,328)

Gain on Write-off & Settlement of Debts            54,403             68,688            198,832             80,881
Loss on Disposal of fixed assets                       --                 --                 --             (1,857)

Net Income (Loss)                            $     72,258       $     11,938       $    145,833       $   (171,447)
Basic Earnings (Loss) per Share              $       0.01       $       0.00       $       0.01       $     (0.01)
Weighted Average Shares Outstanding            14,691,339         14,191,339         14,363,500         13,156,475

Balance Sheet Data                       As at September 30,  As at December 31,
------------------                               2002                 2001

Current Assets                               $    88,421          $   125,931
Fixed Assets                                      13,654               17,432
Intangible Assets                              3,058,389            3,341,577
  Total Assets                               $ 3,160,464          $ 3,484,940

Accounts Payable & Accrued Liabilities       $   370,654          $   733,751
Loan Payable                                     378,545              605,000
Deferred Revenue                                   5,887                9,886
  Total Liabilities                          $   755,086          $ 1,348,637

Common Stock                                 $     5,701          $     5,201
Additional Paid in Capital                     2,906,616            2,772,016
Accumulated Deficit                          $  (506,939)         $  (640,914)

(B)     RESULTS OF OPERATIONS

REVENUES. In the third quarter of 2002, Registrant recorded income from the utilization of its domain names (consisting primarily of the lease of domain names, commissions on the sales of products where Registrant's domain names are utilized, and fees received from third parties calculated on the number of Internet users who visit sites identified with Registrant's domain names and gain or loss from domain name sales) of $92,900, an increase of approximately 247% from the third quarter of 2001. The increase primarily resulted from a pay-per-click revenue arrangement that did not generate significant results until the fourth quarter of 2001. Registrant recognized approximately $43,000 from this and other Internet pay-per-click arrangement, based on Registrant receiving a fee for successful click-through traffic, in which users navigating to a site associated with a domain name owned by Registrant are redirected to a site which sells goods and services associated with the domain name. Registrant recorded approximately $15,400 in income from pay-per-click agreements from various different service providers in the third quarter of 2001. Registrant's sales also include commission generating arrangements with several of its health-related domains whereby the Registrant earns a portion of any revenue generated from customers introduced by the Registrant's domain names which generated $19,700 during the third quarter of 2002 compared to $15,100 in the third quarter of 2001. These agreements are arranged on a month-to-month basis and there can be no assurance that they will be renewed or, if renewed, that they will continue to generate income on the same basis as in past periods.

Additionally, Registrant earned lease revenue of $15,000 from a geographic domain name used for travel and also recognized from deferred revenue $12,000 related to the lease of a sports domain name in the third quarter of 2002. As noted in the prior quarter, the lessee of the sports domain has decided not to exercise its option to purchase the property, and the Registrant has resumed full ownership and administrative control of the sports domain and arranged to redirect the sports domain traffic to a new lessee for the fourth quarter. In the third quarter of 2001, Registrant earned leasing revenue of $7,000 from sports and geographic domain properties.

Management will continue to market selectively individual domain names in its portfolio of domain names for the foreseeable future and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Because of the fluid nature of Internet-based businesses, Registrant will require potential purchasers to advance funds as deposits to better assure the consummation of these transactions. Management believes that its portfolio of generic product or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant's domain names.

In the third quarter of 2002, Registrant generated other revenue from the sale of surplus equipment and earned $6,200. No such revenue was generated in the third quarter of 2001. Since 2001, cashflow generated net of monthly cash operating expenses has been applied to reduce debt. This debt management program shall continue for the foreseeable future.

GENERAL AND ADMINISTRATIVE. Registrant's general and administrative expenses consist primarily of costs for general and corporate functions, including contract work fees and all facilities and Internet-hosting fees. In the third quarter of 2002, Registrant incurred $10,700 of expenses as compared to $23,000 in the third quarter of 2001. Approximately $12,000 of expenses related to management salaries have been reclassified as consulting fee in this quarter which, when taken into consideration, would have made current quarter administrative expense consistent with the same quarter in the prior year. The expenses in this and the previous year's quarter have been reduced substantially from the comparable quarter in 2000 as a result of management's cost savings program implemented in the last quarter of 2000 and continued to date. Management expects this expense to increase by approximately $10,000 per quarter in the coming quarters as efforts are made by the Company to develop certain domain names to enhance their resale values. There is no certainty that this effort will lead to a corresponding increase in revenue even though it will likely increase the value of the underlying domain assets selected for development.

PROFESSIONAL AND CONSULTING FEES. Professional fees relate to legal and audit fees associated with regulatory filings and financial statement preparation and with ongoing litigations, and consulting fees relate to management salaries and benefits. Registrant continues to seek ways to reduce these costs. During the third quarter of 2002, professional and consulting fees totaled $58,000, compared to $43,000 for the same quarter of last year. Taking into consideration $12,000 of management salary previously classified as general and administrative expenses in 2001, professional and consulting fees increased by $5,000 or 11.6% in this quarter as compared to the same quarter in 2001. The increase is directly attributable to ongoing litigation actions against the Registrant's subsidiary. While the Company continues to defend against the litigations, management is unaware of factors that are likely to increase professional fees in the last quarter in 2002.

(C)     LIQUIDITY AND CAPITAL RESOURCES

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of third parties; (iii) fees resulting from traffic click-through agreements generated by the domain name assets; and (iv) selling of non-core domain name assets.

At September 30, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $666,700. During the nine-month ended September 30, 2002 Registrant had a net income of $145,800 and an increase in cash of $17,000, compared to a net loss of $171,000 and a decrease in cash of $33,000 for the same nine-month period of last year. Operating activities generated cashflows of $303,000 primarily from the sale of two domain names, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan, other loans and to pay lease obligations, which in aggregate totaled $274,000. Registrant has accumulated a deficit of $506,900 since inception and has a stockholders' equity of $2,405,400 at September 30, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

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

On March 9, 2000, Paul Green commenced a separate action in the Supreme Court of British Columbia (No. S001317) against the Subsidiary. In that action, Paul Green claimed wrongful dismissal and a breach of contract on the part of the Subsidiary. Paul Green is seeking an undetermined amount of damages and, among others, an order of specific performance for the issuance of a number of shares in the capital of the Subsidiary equal to 18.39% or more of the outstanding shares of the Subsidiary. On June 1, 2000, the Subsidiary filed a statement of defence and counterclaim. Management intends to defend this action vigorously.

On April 4, 2002, Gartner, Inc. made a claim against the Subsidiary for alleged breach of contract and debt owing for marketing services rendered during April 1, 2000 to March 31, 2001 in the amount of $85,600. On May 16, 2002, the
Subsidiary filed a statement of defence. Registrant believes the contract was cancelled properly and intends to defend against the claim vigorously.

Registrant is not aware of any other pending or threatened material legal proceedings.

Item 2. Changes in Securities.
------------------------------

On July 24, 2002, the Board of Directors granted to J Cameron Pan, an officer of the Company, an option to acquire 580,000 common shares of the Company at a price of $0.10 per share until July 23, 2004 in consideration of debt owing by the Subsidiary to Mr. Pan. The stock option is issued in reliance on Section 4(2) of the Securities Act of 1933, and the common shares, when issued, shall be restricted securities subject to Rule 144.

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

Item 5. Other Information.
--------------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(A)     Index to and Description of Exhibits.
---------------------------------------------

EXHIBIT            DESCRIPTION

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

There were no other reports on Form 8-K filed by Registrant during the third quarter ending September 30, 2002.

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 COMMUNICATE.COM INC.

Date:    November 6, 2002                        By: /s/   David Jeffs

                              COMMUNICATE.COM INC.



                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (unaudited)





BALANCE SHEETS                                                            F-2

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                             F-3

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                      F-5-F-12

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,      December 31,
                                                                                          2002               2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
                                                       ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                        $    69,547           $    52,672
     Accounts receivable                                                                   16,893                64,450
     Prepaid expenses                                                                       1,981                 8,809
 ----------------------------------------------------------------------------------------------------------------------
                                                                                           88,421               125,931

FIXED ASSETS (Note 4)                                                                      13,654                17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                                              3,058,389             3,341,577
 ----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 3,160,464           $ 3,484,940
 ======================================================================================================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                         $   360,823           $   713,514
     Loans payable (Note 5)                                                               378,545               605,000
     Deferred revenue                                                                       5,887                 9,886
     Lease obligation (Note 4)                                                              9,831                20,237
 ----------------------------------------------------------------------------------------------------------------------
                                                                                          755,086             1,348,637
 ----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,691,339 (2001 - 14,191,339) Common shares                                 5,701                 5,201
     Additional paid in capital                                                         2,906,616             2,772,016
     Accumulated deficit                                                                 (522,158)             (667,991)
     Accumulated other comprehensive income                                                15,219                27,077
 ----------------------------------------------------------------------------------------------------------------------
                                                                                        2,405,378             2,136,303
 ----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 3,160,464           $ 3,484,940
 ======================================================================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three months       Three months    Nine months      Nine months
                                                           ended Sept 30,     ended Sept 30,  ended Sept 30,   ended Sept 30,
                                                                2002              2001            2002             2001
---------------------------------------------------------------------------------------------------------------------------
REVENUES
     Domain name revenue, net                             $     92,931      $     37,520     $    252,554    $    159,248
     Other                                                       6,177                --           43,991          13,551
-------------------------------------------------------------------------------------------------------------------------
                                                                99,108            37,520          296,545         172,799
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                                 10,663            22,999          123,640         130,114
     Professional and consulting fees                           57,702            42,553          174,911         197,459
     Depreciation                                                1,100            20,056            3,778          64,369
-------------------------------------------------------------------------------------------------------------------------
                                                                69,465            85,608          302,329         391,942
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                         29,643           (48,088)          (5,784)       (219,143)

INTEREST EXPENSE                                               (11,788)           (8,662)         (47,215)        (31,328)
GAIN ON WRITE-OFF AND
SETTLEMENT OF DEBTS (NOTE 5)                                    54,403            68,688          198,832          80,881
LOSS ON DISPOSAL OF FIXED ASSETS                                    --                --               --          (1,857)
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                          $     72,258      $     11,938     $    145,833    $   (171,447)
=========================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                           $       0.01      $       0.00     $       0.01    $      (0.01)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        14,691,339        14,191,339       14,363,500      13,156,475
=========================================================================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine months
                                                                Nine months ended     ended Sept 30,
                                                                   Sept 30, 2002           2001
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period                                 $ 145,833           $(171,447)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities
       - gain on write-off and settlement of debts                    (198,832)            (80,881)
       - loss on disposal of assets                                         --               1,857
       - non-cash cost of fixed revenue                                282,400              42,360
       - depreciation                                                    4,566              64,369
       - accrued interest                                               37,162              26,163
       - deferred revenue                                               (3,999)             21,936
       - other receivables                                                  --              96,111
       - accounts receivable                                            47,557                  --
       - prepaid expenses                                                6,828              11,496
       - accounts payable and accrued liabilities                      (18,759)            (78,758)
--------------------------------------------------------------------------------------------------

CASH FROM (USED IN) OPERATING ACTIVITIES                               302,756             (66,794)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       - proceeds on disposal of assets                                     --               4,720
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --               4,720
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       - lease obligation repayments                                   (10,406)            (64,453)
       - loan proceeds (repayments)                                   (263,617)             63,391
--------------------------------------------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES                               (274,023)             (1,062)
--------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (11,858)             30,081
--------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        16,875             (33,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          52,672              47,823
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  69,547           $  14,768
==================================================================================================

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


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company ("AlbertaCo") and during December 2000 acquired from minority shareholders an additional 31% of the outstanding shares of AlbertaCo. After acquiring a further 10% of the outstanding shares of AlbertaCo from minority shareholders in the second quarter of 2002, CMNN owns 93% of the outstanding shares of AlbertaCo. On April 5, 2002 AlbertaCo changed its name to Domain Holdings Inc. ("DHI").

DHI owns a portfolio of simple, intuitive domain names. DHI's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. DHI has also entered into agreements to sell or lease certain of its domain names (refer to Note 7).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2002 the Company has a working capital deficiency of $666,665 (2001 - $1,222,706) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to maintain profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and the 93% interest in its subsidiary, DHI. All significant intercompany balances and transactions are eliminated on consolidation.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

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

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no effect on the current period's basic earnings per share.

COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net loss resulting from translation of the foreign currency financial statements of DHI.

INTANGIBLE ASSETS HELD FOR RESALE
The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that as at September 30, 2002 no impairment of intangible assets held for resale has occurred.

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

NOTE 3 - ACQUISITION
--------------------------------------------------------------------------------

By agreement dated November 10, 2000 the Company acquired 52% of the outstanding shares of DHI, for total consideration of $2,000,000 of which $400,000 was paid in cash in 2000, $775,000 was paid in 2000 through the issuance of 1,550,000 shares of the Company's common stock at $0.50 per share and the remaining $825,000 was paid in 2001 through the issuance of 1,650,000 shares of the Company's common stock at $0.50 per share.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 3 - ACQUISITION (CONT'D)
--------------------------------------------------------------------------------

In addition, by offer made November 30, 2000 and completed December 29, 2000, the Company acquired an additional 31% of the remaining minority shareholdings of AlbertaCo for consideration of $880,217 paid through the issuance of 1,375,339 shares of the Company's common stock at $0.64 per share. After completion of these two transactions, the Company owned 83% of the outstanding shares of common stock of DHI.

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
                                                                    ===========

On May 24, 2002 the Company acquired an additional 10% of DHI for $15,471. The Company now owns 93% of the outstanding shares of common stock of DHI.

NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       2002             2001
                                                   -------------    ------------
        Computer equipment                           $ 208,388       $ 208,388
        Furniture and fixtures                           6,568           6,568
        Office equipment                                 3,993           3,993
                                                     ---------       ---------

                                                       218,949         218,949
        Less: accumulated depreciation                 (60,872)        (57,094)
        Less: accumulated impairment provision        (144,423)       (144,423)
                                                     ---------       ---------
                                                     $  13,654       $  17,432
                                                     =========       =========

As at September 30, 2002, computer equipment includes $56,295 of equipment held under capital lease. In connection with this leased equipment the Company has lease obligations of $9,831 that are due in 2002.

During the year ended December 31, 2001 the Company wrote down the carrying value of its fixed assets by $144,423 to reflect the equipment's net realizable value.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 5 - LOANS PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory note payable on demand and bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversions. To September 30, 2002, $400,000 has been loaned by PCMI to the Company and a total of $92,162 of interest has been accrued. During the period $113,617 was repaid to PCMI leaving $378,545 owing as at September 30, 2002. PCMI and certain of its officers and directors were also shareholders of DHI and sold their shareholdings in DHI to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

During the period, the Company issued 2,000,000 share purchase warrants to PCMI in settlement of $122,500 of previously accrued finders' fees owing to PCMI from DHI in connection with a DHI financing completed prior to the Company's acquisition of DHI. The warrants have a fair value of $85,100 and resulted in a gain on settlement of $37,400. (Refer to Note 6)

In 2001, the Company and DHI signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of DHI. The loan bore interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. During the period the principal and accrued interest was repaid in full. Subsequent to the date of repayment, a dispute arose between Siden and the Company regarding the exercisability of an Option Agreement (the "Option"). It was the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and as the Loan had been repaid in full, the Option had terminated and was of no further force or effect. While Siden had not attempted to exercise the option, Siden had advised the Company that it believed it was entitled to do so. By settlement agreement dated May 24, 2002, Siden and the Company agreed that the Option is of no further force or effect and released each other from any mutual obligations, commitments or contractual arrangements. As a result, the Company recorded a gain on settlement of debts of $122,500 resulting from the settlement of previously accrued finders' fees owing to Siden from DHI.

During the period, the Company settled its debt to an investor of $25,000 for $1,000 and wrote off certain previously accrued liabilities resulting in a gain of $54,403.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of common stock of the Company in settlement of certain accounts payable of DHI in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. In addition, the Company has adopted the provisions of FIN 44.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 6 - CAPITAL STOCK (CONT'D)
--------------------------------------------------------------------------------

SHARE PURCHASE WARRANTS
On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 resulting in a gain on settlement of $37,400.

STOCK OPTIONS
The Company does not have a formal Stock Option Plan, however, options may be granted with terms and conditions at the discretion of the Company's board of directors.

On July 24, 2002 the Company granted an officer 580,000 stock options at an exercise price of $0.10 per share. The options vest evenly over two years commencing July 24, 2002. No compensation expense will be recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award.

In accordance with the provisions of SFAS No. 123, for stock options granted to officers, directors and employees, the Company provides Pro-forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for these stock options using the fair value method. The fair value of the options granted in the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 205% and a weighted average expected life of the option of 2 years.

For purposes of pro-forma disclosures, the estimated fair value of the options of $49,823 is amortized to expense over the vesting period. The Company's pro-forma information relating to the granting and vesting of stock options is as follows:

                                                                September 30,  September 30,
                                                                     2002          2001
                                                                -------------  -------------
Net income (loss)                                As reported      $ 145,833      $(171,447)
SFAS 123 compensation expense                    Pro-forma            4,641             --
                                                                  ---------      ---------

Net income (loss)                                Pro-forma        $ 141,192      $(171,447)
                                                                  =========      =========

Pro-forma basic net income (loss) per share      Pro-forma        $    0.01      $   (0.01)
                                                                  =========      =========

NOTE 7 - DOMAIN SALES AND LEASING
--------------------------------------------------------------------------------

LEASE OF VANCOUVER.COM
By agreement dated March 21, 2001, DHI entered into an agreement to lease its URL domain name (vancouver.com) for a ten year period for consideration of 2% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of on-line revenues originating from the domain name URL and 1% of the gross revenue (exclusive of applicable taxes) generated by the lessee in respect of offline revenues originating from the domain name URL. The lessee has the right to purchase the domain name URL prior to the fifth anniversary date for CAN$400,000 less all amounts previously paid to DHI during the lease term. The lessee also has the right to purchase the domain name URL prior to the eighth anniversary date for CAN$800,000 less all amounts previously paid to DHI during the lease term. The lessee may cancel this agreement with 60 days notice of the annual anniversary date.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 7 - DOMAIN SALES AND LEASING (CONT'D)
--------------------------------------------------------------------------------

LEASE OF BOXING.COM
By agreement dated September 14, 2001, the Company agreed to lease the use of its URL domain name (boxing.com) for $25,000 paid for the first six months, of which $9,886 is shown as deferred revenue as at December 31, 2001, and $30,000 due for the first nine months of 2002. The agreement was terminated in August 2002 subsequent to the Company receiving the $30,000 due in 2002. During the period, $40,000 of income related to the September 14, 2001 agreement was recognized as revenue.

During September 2002, the Company received $5,887 US from an alternate party for an agreement to lease the use of its URL domain name (boxing.com) for the period 1 October 2002 to 31 December 2002.

SALE OF HOCKEY.COM
By agreement dated March 11, 2002, AlbertaCo entered into an agreement to sell its URL domain name (hockey.com) for $200,000. The agreement closed on March 21, 2002 and the gain on the sale of $58,800 has been recognized in Domain Name Revenue, net of the carrying value of hockey.com of $141,200

SALE OF VEGETARIAN.COM
By agreement dated May 13, 2002, AlbertaCo entered into an agreement to sell its URL domain name (vegetarian.com) for $60,000. The agreement closed on May 14, 2002 and the loss on the sale of $81,200 has been recognized in Domain Name Revenue, net of the carrying value of vegetarian.com of $141,200.

NOTE 8 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period ended September 30, 2002 management fees and salaries totalling $36,000 were paid to one officer and one director of the Company. During the period ended September 30, 2001 management fees and salaries of totalling $19,658 were paid to two directors of the Company.

NOTE 9 - FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable, and lease obligation. The fair values of these financial instruments approximate their carrying values.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at December 31, 2001 the Company and its subsidiary have net operating loss carryforwards of approximately $3,800,000 that result in deferred tax assets. The carryforwards will expire, it not utilized, commencing in 2006. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded in the current period as the Company and DHI have sufficient loss carryforwards to offset all taxable income recorded in the period.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

CONTINGENCIES
The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an amount of CAN$37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com commenced an action against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract.

On April 4, 2002 Gartner Inc. filed a claim against DHI for an alleged breach of contract and debt owing for marketing services rendered during 2000 and 2001 in the amount of $85,600. On May 16, 2002 the Company filed its Statement of Defence. The Company believes the contract was properly cancelled and intends to defend itself against this claim. No provision for loss has been recorded pending outcome of this litigation.