Form 10QSB/A
period 2002-03-31
COMMUNICATE COM INC
filed 2003-02-03
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                  Amendment No. 1


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



The purpose of this amendement to Communicate.com Inc.'s Quarterly Report on Form 10-QSB is to show the effects of adoption of SFAS 142 that resulted in a reduction in value of the Registrant's intangible assets in the amount of $1,426,736 as at January 1, 2002. The resulting reduction in cost base of a domain name sold during the period ended March 31, 2002 from $141,200 to $82,315 has caused an increase in domain name revenue of $58,885. These restatements have resulted in a reduction of total assets and net equity in the amount of $1,367,566. Net income (loss) for the period has been restated from $43,437 to ($1,324,129). Loss per share has increased from $0.00 to ($0.09).

This amendment does not reflect events occurring after the filing of the Quarterly Report on May 14, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above.



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


       For the Quarters Ended                                March 31, 2002             March 31, 2001
       ------------------------------------------------------------------------------------------------------

       Statements of Operations Data
       -----------------------------

       Domain Name Revenue, Net                                 $   187,207                $    50,816
       Other                                                         25,887                     12,520

       General and Administrative                               $   (27,575)               $   (51,553)
       Professional Fees                                            (59,085)                  (102,033)
       Depreciation                                                  (1,430)                   (23,135)



       Operating Income (Loss)                                  $   125,004                $  (113,385)



OPERATING INCOME (LOSS)                                 125,004        (113,385)
INTEREST EXPENSE                                        (22,397)        (13,246)
--------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE THE FOLLOWING                  102,607        (126,631)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE               (1,426,736)             --
--------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                   $ (1,324,129)   $   (126,631)
================================================================================

BASIC EARNINGS (LOSS) PER SHARE BEFORE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $       0.01    $      (0.01)
EFFECT OF ACCOUNTING CHANGE                               (0.10)             --
--------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                    $      (0.09)   $      (0.01)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                              14,191,339      12,537,428
================================================================================


       Balance Sheet Data                                  As at March 31, 2002    As at December 31, 2001
       ------------------

       Current Assets                                          $     96,482                $   125,931
       Fixed Assets                                                  16,002                     17,432
       Intangible Assets                                          1,832,526                  3,341,577
         Total Assets                                          $  1,945,010                $ 3,484,940

       Accounts Payable & Accrued Liabilities                  $    658,192                $   733,751
       Loan Payable                                                 468,930                    605,000
       Deferred Revenue                                                  --                      9,886
         Total Liabilities                                     $  1,127,122                $ 1,348,637

       Common Stock                                            $      5,201                $     5,201
       Additional Paid in Capital                                 2,772,016                  2,772,016
       Accumulated Deficit                                     $ (1,959,329)               $  (640,914)


(b)      RESULTS OF OPERATION



REVENUES. In the first quarter of 2002, Registrant recorded income from the utilization of its domain names of $187,207, an increase of approximately 368% from the first quarter of 2001. Registrant's increased sales were derived from the net sale of a sports domain name for approximately $118,000, as well as commission generating arrangements with several of its health-related domains whereby the Registrant earns a portion of any revenue generated from customers introduced by the Registrant's domain names which generated $22,000 during the first quarter of 2002 compared to $25,800 in the first quarter of 2001. These agreements are done on a month-to-month basis. In addition, Registrant recognized approximately $38,000 from arrangements entered into with an internet pay-per-click service provider, which will pay the Registrant a fee for successful click-through traffic. Registrant did not record any income from pay-per-click agreements in the first quarter of 2001. In 2002, the Registrant amended its revenue recognition policy on the foregoing web advertising revenue from recording the revenue on a cash basis to recording the revenue when the amount can be determined in advance and collectibility can be reasonably assured. The effect on revenue of this change in revenue recognition policy had the policy been in place in the quarter ended March 31, 2001 would be nil. Registrant also amortized deferred revenue to generate $9,800 from the leasing of a sports domain name in the first quarter of 2002.


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


PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and auditing fees which were related to costs of regulatory filings and financial statement preparation. Registrant continues to seek ways to reduce these costs. During the first quarter of 2002, professional fees totaled $59,000, compared to$102,000 for the same quarter of last year, a reduction of approximately 42%. While the Company continues to pursue litigation, management is unaware of factors which are likely to increase professional fees for the remaining quarters in 2002.


CHANGE IN ACCOUNTING POLICY. As at January 1, 2002, the Registrant recorded an impairment of its intangible assets held for resale as required upon adoption of SFAS 142 which resulted from a decline in the market value of the Registrant's stock in the amount of $1,426,736. The charge is a non-cash item and does not affect the cash position of the Registrant.



(c)     LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $1,030,640. During the three-month ended March 31, 2002 Registrant had a net loss of $1,324,130 and a decrease in cash of $17,000, compared to a net loss of $126,600 and a decrease in cash of $23,900 for the same quarter of last year. Operating activities generated cashflows of $137,600 primarily from the sale of a domain name, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan and to pay lease obligations. Registrant has accumulated a deficit of $1,992,120 since inception and has a stockholders' equity of $817,888 at March 31, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.


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

                                                        COMMUNICATE.COM INC.


Date:    January 31, 2003                        By:  /s/  David M. Jeffs

                                    Exhibits

Financial Statements......................................................F-1

                              COMMUNICATE.COM INC.



                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)

                                   (RESTATED)


BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,            December 31,
                                                                        2002                  2001
-------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
                                                               (Restated - See Note 3)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $    35,620           $    52,672
     Accounts receivable                                                  15,725                11,325
     Advances receivable                                                  40,745                53,125
     Prepaid expenses                                                      4,392                 8,809
------------------------------------------------------------------------------------------------------

                                                                          96,482               125,931

FIXED ASSETS (Note 5)                                                     16,002                17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 4)                             1,832,526             3,341,577
------------------------------------------------------------------------------------------------------

                                                                     $ 1,945,010           $ 3,484,940
======================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                        $   648,394           $   713,514
     Loans Payable (Note 6)                                              468,930               605,000
     Deferred revenue                                                         --                 9,886
     Lease obligation (Note 5)                                             9,798                20,237
------------------------------------------------------------------------------------------------------

                                                                       1,127,122             1,348,637
------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' EQUITY
     Capital stock (note 7)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,191,339 (2001 - 14,191,339) Common shares                5,201                 5,201
     Additional paid in capital                                        2,772,016             2,772,016
     Accumulated deficit                                              (1,992,120)             (667,991)
     Accumulated other comprehensive income                               32,791                27,077
------------------------------------------------------------------------------------------------------

                                                                         817,888             2,136,303
------------------------------------------------------------------------------------------------------

                                                                     $ 1,945,010           $ 3,484,940
======================================================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three months           Three months
                                          ended March 31,        ended March 31,
                                                2002                   2001
--------------------------------------------------------------------------------
                                      (Restated - See Note 3)

REVENUES
     Domain name revenue, net               $    187,207           $     50,816
     Other                                        25,887                 12,520
-------------------------------------------------------------------------------

                                                 213,094                 63,336
-------------------------------------------------------------------------------

EXPENSES
     General and administrative                   27,575                 49,937
     Professional fees                            59,085                102,033
     Sales and marketing                              --                  1,616
     Depreciation and amortization                 1,430                 23,135
-------------------------------------------------------------------------------

                                                  88,090                176,721
-------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                          125,004               (113,385)

INTEREST EXPENSE                                 (22,397)               (13,246)
--------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE THE FOLLOWING           102,607               (126,631)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
(NOTE 2)                                      (1,426,736)                    --
--------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD            $ (1,324,129)          $  (126,631)
================================================================================

BASIC EARNINGS (LOSS) PER SHARE BEFORE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE $       0.01           $     (0.01)
EFFECT OF ACCOUNTING CHANGE                        (0.10)                   --
--------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE             $      (0.09)          $     (0.01)
================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                       14,191,339             12,537,428
===============================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three months          Three months
                                                          ended March 31,       ended March 31,
                                                                2002                  2001
-----------------------------------------------------------------------------------------------
                                                         (Restated - See
                                                              Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period                        $(1,324,129)          $  (126,631)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - cumulative effect of accounting change                 1,426,736                    --
     - non-cash expenses and costs of revenue                    82,315                    --
     - depreciation and amortization                              1,430                23,135
     - accrued interest                                          13,930                 9,024
     - accounts receivable                                       (4,400)               58,306
     - advances receivable                                       12,380                    --
     - other assets                                                  --                 7,322
     - prepaid expenses                                           4,417                  (529)
     - accounts payable                                         (65,120)              (12,598)
     - deferred revenue                                          (9,886)                   --
---------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                  137,673               (41,971)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                    --
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - loan repayments                                         (150,000)                   --
     - lease obligation repayments                              (10,439)              (14,553)
---------------------------------------------------------------------------------------------

CASH USED IN FINANCING ACTIVITIES                              (160,439)              (14,553)
---------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                   5,714                32,607
---------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                           (17,052)              (23,917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   52,672                47,823
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    35,620           $    23,906
=============================================================================================


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


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (UNAUDITED)
                                   (RESTATED)

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

REVENUE RECOGNITION
Revenues from the sale and lease of domain names, whose carrying values are recorded as intangible assets held for resale, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company's control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash and are shown net the carrying value of the intangible asset sold . Lease payments paid in advance are recorded as deferred revenue.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

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

INTANGIBLE ASSETS HELD FOR RESALE The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets held for resale has occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company's net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company has recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change.

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


NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

These financial statements have been restated to reflect a reduction in value of the Company's intangible assets in the amount of $1,426,736 as a result of its adoption of SFAS 142. The resulting reduction in cost base of a domain name sold during the period ended March 31, 2002 from $141,200 to $82,315 has caused an increase in domain name revenue of $58,885. These restatements have resulted in a reduction of total assets and net equity in the amount of $1,367,566. Net income for the period has been restated from $43,437 to ($1,324,129). Loss per share has increased from $0.00 to ($0.09).

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 4 - ACQUISITION
--------------------------------------------------------------------------------

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
                                                                          ===========


NOTE 5 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                March 31,          December 31,
                                                  2002                 2001
                                                ---------          ------------

          Computer equipment                    $ 208,388           $ 208,388
          Furniture and fixtures                    6,568               6,568
          Office equipment                          3,993               3,993
                                                ---------           ---------

                                                  218,949             218,949
          Less: accumulated depreciation          (58,524)            (57,094)
          Less: impairment provision             (144,423)           (144,423)
                                                ---------           ---------

                                                $  16,002           $  17,432
                                                =========           =========

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 6 - LOANS PAYABLE
--------------------------------------------------------------------------------

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


NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

Refer to Note 11.


NOTE 8 - DOMAIN SALES AND LEASING
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 8 - DOMAIN SALES AND LEASING (CONT'D)
--------------------------------------------------------------------------------

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

SALE OF HOCKEY.COM
By agreement dated March 11, 2002, AlbertaCo entered into an agreement to sell its URL domain name (hockey.com) for $200,000. The agreement closed on March 21, 2002 and the gain on the sale of $117,685 has been recognized in Domain Name Revenue, net of the carrying value of hockey.com of $82,315.


NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period ended March 31, 2002 management fees and salaries of totalling $2,000 were paid to the sole director of the Company. During the period ended March 31, 2001 management fees and salaries of totalling $24,829 were paid to two directors of the Company.


NOTE 10 - FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


NOTE 11 - INCOME TAXES
--------------------------------------------------------------------------------

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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