Form 10QSB/A
period 2002-06-30
COMMUNICATE COM INC
filed 2003-02-03
CIK 1108630

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

The purpose of this amendment to Communicate.com Inc.'s Quarterly Report on Form 10-QSB is to show the effects of adoption of SFAS 142 that resulted in a reduction in value of the Registrant's intangible assets in the amount of $1,426,736 as at January 1, 2002. The resulting reduction in cost base of domain names sold during the period ended June 30, 2002 from $282,400 to $121,577 has caused an increase in domain name net revenue of $160,823. A previously recorded gain on settlement of debt of $159,500 has been reclassified to additional paid in capital.

The restatements described have resulted in changes to the following:

                                      As previously reported at   As restated at
                                             June 30, 2002        June 30, 2002
                                      ------------------------------------------

Total assets                                  $ 3,186,501          $ 1,921,114
Additional paid in capital                      2,906,616            3,066,516
Total equity                                    2,050,773            1,040,386

Net income (loss) for the period                   74,430           (1,351,857)
Earnings (loss) per share                     $     (0.01)         $     (0.10)

This amendment does not reflect events occurring after the filing of the Quarterly Report on August 14, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above.

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



                                                                  For the Quarters Ended               For the Six-Month Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                             June 30, 2002     June 30, 2001      June 30, 2002      June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data
-----------------------------

Domain Name Revenue, Net                                     $    133,239      $     70,912       $    320,446       $    121,728
Other                                                              11,927            13,224             37,814             25,744

General and Administrative                                   $    (84,876)     $    (55,562)      $   (112,451)      $   (107,115)
Professional Fees                                                 (58,124)          (52,873)          (117,209)          (154,906)
Depreciation                                                       (1,248)          (21,178)            (2,678)           (44,313)

Operating Income (Loss)                                      $        918      $    (45,477)      $    125,922       $   (158,862)

Interest                                                          (12,175)           (9,420)           (34,572)           (22,666)
Gain (Loss) on Write-off & Settlement of Debts                    (15,471)               --            (15,471)                --
Loss on Disposal of Fixed Assets                                       --            (1,857)                --             (1,857)

Net Income (Loss) Before Accounting Change                   $    (26,728)     $    (56,754)      $     75,879       $   (183,385)

Cumulative Effect of Accounting Change                                 --                --       $ (1,426,736)                --

Net Loss for the Period                                      $    (26,728)     $    (56,754)      $ (1,350,857)      $   (183,385)

Basic Earnings (Loss) per Share Before Accounting Change     $     (0.002)     $     (0.004)      $      0.005       $     (0.015)
Effect of Accounting Change                                            --                --       $      (0.10)                --
Basic Earnings (Loss) per Share                              $     (0.002)     $     (0.004)      $      (0.10)      $     (0.015)
Weighted Average Shares Outstanding                            14,202,328        12,722,658         14,196,864         12,630,466



   Balance Sheet Data                                      As at June 30, 2002    As at December 31, 2001
   ------------------
   Current Assets                                                  $   113,096                $   125,931
   Fixed Assets                                                         14,754                     17,432
   Intangible Assets                                                 1,793,264                  3,341,577
     Total Assets                                                  $ 1,921,114                $ 3,484,940

   Accounts Payable & Accrued Liabilities                          $   464,149                $   733,751
   Loan Payable                                                        403,781                    605,000
   Deferred Revenue                                                     12,798                      9,886
     Total Liabilities                                             $   880,728                $ 1,348,637

   Common Stock                                                    $     5,701                $     5,201
   Additional Paid in Capital                                        3,066,516                  2,772,016
   Accumulated Deficit                                             $(2,031,831)               $  (640,914)



(b)   RESULTS OF OPERATIONS


REVENUES. In the second quarter of 2002, Registrant recorded income from the utilization of its domain names (consisting primarily of the lease of domain names, commissions on the sales of products where Registrant's domain names are utilized, and fees received from third parties calculated on the number Internet users who visit sites identified with Registrant's domain names and gain or loss from domain name sales) of $133,240, an increase of approximately 188% from the second quarter of 2001. Registrant generated a gain of $19,740 from the sale of a health-related domain name to a third party. Excluding the gain on sale of the domain name, revenue for the second quarter would be $112,500, an increase of 58% from the second quarter of 2001. Registrant recognized approximately $44,700 from arrangements entered into with an internet pay-per-click service provider, which will pay the Registrant a fee for successful click-through traffic, in which users navigating to a site associated with a domain name owned by Registrant are redirected to a site which sells goods and services associated with the domain name. Registrant recorded approximately $16,400 in income from pay-per-click agreements from various different service providers in the second quarter of 2001. Registrant's sales reflect commission generating arrangements with several of its health-related domains whereby the Registrant earns a portion of any revenue generated from customers introduced by the Registrant's domain names which generated $17,000 during the second quarter of 2002 compared to $18,000 in the second quarter of 2001. These agreements are arranged on a month-to-month basis and there can be no assurance that they will be renewed or, if renewed, that they will continue to generate income on the same basis as in past periods. In 2002, the Registrant amended its revenue recognition policy on the foregoing web advertising revenue from recording the revenue on a cash basis to recording the revenue when the amount can be determined in advance and collectibility can be reasonably assured. The effect on revenue of this change in revenue recognition policy had the policy been in place in the quarter ended June 30, 2001 would be nil. In addition, Registrant also received the second annual installment of approximately $33,000 from the leasing of a geographic domain name and recognized deferred revenue to generate $15,000 from the leasing of a sports domain name in the second quarter of 2002. The operator of the leased sports domain name has notified Registrant that he will not exercise his option to purchase the domain name and will not continue to operate the site beyond September 13, 2002. Management will seek other business opportunity for this and other domain names not in use.


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


At June 30, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $767,600. During the six-month ended June 30, 2002 Registrant had a net loss of $1,350,860 and an increase in cash of $31,600, compared to a net loss of $183,300 and a decrease in cash of $9,500 for the same six-month period of last year. Operating activities generated cashflows of $308,700 primarily from the sale of two domain names, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan, other loans and to pay lease obligations. Registrant has accumulated a deficit of $2,018,850 since inception and has a stockholders' equity of $1,040,390 at June 30, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.


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

                                                  COMMUNICATE.COM INC.


Date:    January 31, 2003                           By:/s/ David Jeffs

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










BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS




                                                                                     June 30,            December 31,
                                                                                       2002                  2001
---------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
                                                                              (Restated - See Note 3)
                                                       ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                       $    84,324         $    52,672
     Accounts receivable                                                                  24,159              64,450
     Prepaid expenses                                                                      4,613               8,809
---------------------------------------------------------------------------------------------------------------------
                                                                                         113,096             125,931

FIXED ASSETS (Note 4)                                                                     14,754              17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 4)                                             1,793,264           3,341,577
---------------------------------------------------------------------------------------------------------------------

                                                                                     $ 1,921,114         $ 3,484,940
=====================================================================================================================
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $   453,859         $   713,514
     Loans payable (Note 5)                                                              403,781             605,000
     Deferred revenue                                                                     12,798               9,886
     Lease obligation (Note 4)                                                            10,290              20,237
---------------------------------------------------------------------------------------------------------------------

                                                                                         880,728           1,348,637
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,691,339 (2001 - 14,191,339) Common shares                                5,701               5,201
     Additional paid in capital                                                        3,066,516           2,772,016
     Accumulated deficit                                                              (2,018,848)           (667,991)
     Accumulated other comprehensive income (loss)                                       (12,983)             27,077
---------------------------------------------------------------------------------------------------------------------

                                                                                       1,040,386           2,136,303
---------------------------------------------------------------------------------------------------------------------

                                                                                     $ 1,921,114         $ 3,484,940
=====================================================================================================================






          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    Three months     Three months       Six months       Six months
                                                  ended June 30,   ended June 30,   ended June 30,   ended June 30,
                                                       2002             2001              2002            2001
                                                   (Restated -                         (Restated -
                                                   See Note 3)                         See Note 3)
-------------------------------------------------------------------------------------------------------------------

REVENUES
     Domain name revenue (net of cost)              $    133,239     $     70,912     $    320,446     $    121,728
     Other                                                11,927           13,224           37,814           25,744
-------------------------------------------------------------------------------------------------------------------

                                                         145,166           84,136          358,260          147,472
-------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                           84,876           55,480          112,451          105,417
     Professional fees                                    58,124           52,873          117,209          154,906
     Sales and marketing                                      --               82               --            1,698
     Depreciation                                          1,248           21,178            2,678           44,313
-------------------------------------------------------------------------------------------------------------------

                                                         144,248          129,613          232,338          306,334
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME LOSS                                        918          (45,477)         125,922        (158,862)
INTEREST EXPENSE                                         (12,175)          (9,420)         (34,572)        (22,666)
LOSS ON ACQUISITION OF MINORITY INTEREST                 (15,471)              --          (15,471)             --
LOSS ON DISPOSAL OF FIXED ASSETS                              --           (1,857)              --          (1,857)
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE THE FOLLOWING                   (26,278)         (56,754)          75,879        (183,385)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)               --               --       (1,426,736)             --
-------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                             $    (26,728)    $    (56,754)    $ (1,350,857)    $  (183,385)
===================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE BEFORE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $      (0.00)    $      (0.00)    $       0.00     $     (0.01)
EFFECT OF ACCOUNTING CHANGE                                   --               --            (0.10)             --
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                     $      (0.00)    $      (0.00)    $      (0.10)    $     (0.01)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                               14,202,328       12,722,658       14,196,864      12,630,466
===================================================================================================================








          The accompanying notes are an integral part of these interim consolidated financial statements.

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Six months                Six months
                                                                     ended June 30,           ended June 30,
                                                                         2002                     2001
-------------------------------------------------------------------------------------------------------------
                                                                      (Restated -
                                                                       See Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                           $(1,350,857)              $  (183,385)
     Adjustments to reconcile net loss to net cash
          used in operating activities
     - cumulative effect of accounting change                           1,426,736                        --
     - loss on disposal of assets                                              --                     1,857
     - non-cash cost of fixed revenue                                     121,577                    42,360
     - depreciation                                                         2,678                    44,313
     - accrued interest                                                    25,874                    17,710
     - deferred revenue                                                     2,912                        --
     - accounts receivable                                                 40,291                    79,370
     - prepaid expenses                                                     4,196                     8,025
     - accounts payable and accrued liabilities                            35,345                     5,409
-------------------------------------------------------------------------------------------------------------

CASH FROM OPERATING ACTIVITIES                                            308,752                    15,659
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds on disposal of assets                                          --                     4,720
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                           --                     4,720
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                         (9,947)                  (33,626)
     - loan repayments                                                   (227,093)                       --
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                     (237,040)                  (33,626)
-------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (40,060)                    3,693
-------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                      31,652                    (9,554)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             52,672                    47,823
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    84,324               $    38,269
=============================================================================================================



SUPPLEMENTAL CASH FLOW INFORMATION

On June 28, 2002 500,000 shares were issued in settlement of $50,000 of accounts payable. Refer to Note 6. On June 28, 2002 2,000,000 share purchase warrants were issued in settlement of $122,500 of accounts payable. Refer to Note 6.

          The accompanying notes are an integral part of these interim consolidated financial statements.

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                   (RESTATED)

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

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and the 93% interest in its subsidiary, Domain Holdings Inc.. All significant intercompany balances and transactions are eliminated on consolidation.

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)



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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)



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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

These financial statements have been restated to reflect a reduction in value of the Company's intangible assets in the amount of $1,426,736 as a result of its adoption of SFAS 142. The resulting reduction in cost base of domain names sold during the period ended June 30, 2002 from $282,400 to $121,577 has caused an increase in domain name net revenue of $160,823. A previously recorded gain on settlement of debt of $159,500 (as described in Note 6) has been reclassified to additional paid in capital.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS (CONT'D)
--------------------------------------------------------------------------------

The restatements described have resulted in changes to the following:

                                     As previously reported     As restated at
                                         at June 30, 2002       June 30, 2002
                                     -------------------------------------------

Total assets                               $ 3,186,501           $ 1,921,114
Additional paid in capital                   2,906,616             3,066,516
Total equity                                 2,050,773             1,040,386

Net income (loss) for the period                74,430            (1,351,857)
Earnings (loss) per share                  $     (0.01)          $     (0.10)


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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


NOTE 5 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                                 December 31,
                                                June 30, 2002        2001
                                                -----------------------------
         Computer equipment                       $ 208,388       $ 208,388
         Furniture and fixtures                       6,568           6,568
         Office equipment                             3,993           3,993
                                                -----------------------------

                                                    218,949         218,949

         Less: accumulated depreciation             (59,772)        (57,094)

         Less: accumulated impairment provision    (144,423)       (144,423)
                                                -----------------------------

                                                  $  14,754       $  17,432
                                                =============================

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

During the period, the Company issued 2,000,000 share purchase warrants to PCMI in settlement of $122,500 of previously accrued finders' fees owing to PCMI from AlbertaCo. The warrants have a fair value of $85,100 and resulted in a contribution to additional paid in capital on settlement of $37,400. (Refer to Note 6)

In 2001, the Company and AlbertaCo signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of AlbertaCo. The loan bore interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. During the period the principal and accrued interest was repaid in full. Subsequent to the date of repayment, a dispute arose between Siden and the Company regarding the exercisability of an Option Agreement (the "Option"). It was the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and inasmuch as the Loan had been repaid in full, the Option had terminated and was of no further force or effect. While Siden had not attempted to exercise the option, Siden had advised the Company that it believed it was entitled to do so. By settlement agreement dated May 24, 2002, Siden, and the Company agreed that the Option is of no further force or effect and released each other from any mutual obligations, commitments or contractual arrangements. As a result, the Company recorded a contribution to additional paid in capital on settlement of debts of $122,500 resulting from the settlement of previously accrued finders' fees owing to Siden from AlbertaCo.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

The authorized capital of the company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of common stock of the Company in settlement of certain accounts payable of AlbertaCo in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

STOCK-BASED COMPENSATION

On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 resulting in a contribution to paid in capital on settlement of $37,400.

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

SALE OF VEGETARIAN.COM

By agreement dated May 13, 2002, AlbertaCo entered into an agreement to sell its URL domain name (vegetarian.com) for $60,000. The agreement closed on May 14, 2002 and the gain on sale of $20,738 has been recognized in Domain Name Revenue, net of the carrying value of vegetarian.com of $39,262.

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period ended June 30, 2002 management fees and salaries of totalling $8,000 were paid to the sole director of the Company. During the period ended June 30, 2001 management fees and salaries of totalling $24,934 were paid to two directors of the Company.

NOTE 10- FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

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