Form 10QSB/A
period 2002-09-30
COMMUNICATE COM INC
filed 2003-02-03
CIK 1108630

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

The purpose of this amendment to Communicate.com Inc.'s Quarterly Report on Form 10-QSB is to show the effects of adoption of SFAS 142 that resulted in a reduction in value of the Registrant's intangible assets in the amount of $1,426,736 as a result of its adoption of SFAS 142. The resulting reduction in cost base of domain names sold during the period ended September 30, 2002 from $282,400 to $121,577 has caused an increase in domain name net revenue of $160,823. A previously recorded gain on settlement of debt of $159,500 has been reclassified to additional paid in capital.

The restatements described have resulted in changes to the following:

                             As previously reported at           As restated
                                 September 30, 2002        at September 30, 2002
                             ---------------------------------------------------

Total assets                        $ 3,160,464                 $ 1,895,339
Additional paid in capital            2,906,616                   3,066,516
Total equity                          2,405,378                   1,140,253

Net income (loss) for the period        145,833                  (1,279,192)
Earnings (loss) per share           $      0.01                 $     (0.09)



This amendment does not reflect events occurring after the filing of the Quarterly Report on November 6, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above.

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




                                                                    For the Quarters Ended             For the Nine-Month Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    2002              2001               2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Statements of Operations Data
-----------------------------

Domain Name Revenue, Net                                        $     92,931      $     37,520      $    413,377      $    159,248
Other                                                                  6,177                --            43,991            13,551

General and Administrative                                      $    (10,401)     $    (22,999)     $   (122,852)     $   (130,114)
Professional Fees                                                    (57,702)          (42,553)         (174,911)         (197,459)
Depreciation                                                          (1,100)          (20,056)           (3,778)          (64,369)

Operating Income (Loss)                                         $     29,905      $    (48,088)     $    155,827      $   (219,143)

Interest                                                             (12,643)           (8,662)          (47,215)          (31,328)
Gain (Loss) on Write-off & Settlement of Debts                        54,403            68,688            54,403            80,881
Loss on Acquisition of Minority Interest                                  --                --           (15,471)               --
Loss on Disposal of Fixed Assets                                          --                --                --            (1,857)

Net Income (Loss) Before Accounting Change                      $     71,665      $     11,938      $    147,544      $   (171,447)

Cumulative Effect of Accounting Change                                    --                --      $ (1,426,736)               --

Net Loss for the Period                                         $     71,665      $     11,938      $ (1,279,192)     $   (171,447)

Basic Earnings (Loss) per Share Before Accounting Change        $      0.005      $       0.00      $       0.01      $      (0.01)
Effect of Accounting Change                                               --                --      $      (0.10)               --
Basic Earnings (Loss) per Share                                 $      0.005      $       0.00      $      (0.09)     $      (0.01)
Weighted Average Shares Outstanding                               14,691,339        14,191,339        14,363,500        13,156,475




   Balance Sheet Data                           As at September 30,            As at December 31,
   ------------------                                          2002                          2001
     Current Assets                                     $    88,421                   $   125,931
     Fixed Assets                                            13,654                        17,432
     Intangible Assets                                    1,793,264                     3,341,577
       Total Assets                                     $ 1,895,339                   $ 3,484,940

     Accounts Payable & Accrued Liabilities             $   370,654                   $   733,751
     Loan Payable                                           378,545                       605,000
     Deferred Revenue                                         5,887                         9,886
       Total Liabilities                                $   755,086                   $ 1,348,637

     Common Stock                                       $     5,701                   $     5,201
     Additional Paid in Capital                           3,066,516                     2,772,016
     Accumulated Deficit                                $(1,931,964)                  $  (640,914)



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


In 2002, the Registrant amended its revenue recognition policy on the foregoing web advertising revenue from recording the revenue on a cash basis to recording the revenue when the amount can be determined in advance and collectibility can be reasonably assured. The effect on revenue of this change in revenue recognition policy had the policy been in place in the quarter ended September 30, 2001 would be nil.

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


GENERAL AND ADMINISTRATIVE. Registrant's general and administrative expenses consist primarily of costs for general and corporate functions, including contract work fees and all facilities and Internet-hosting fees. In the third quarter of 2002, Registrant incurred $10,400 of expenses as compared to $23,000 in the third quarter of 2001. Approximately $12,000 of expenses related to management salaries have been reclassified as consulting fee in this quarter which, when taken into consideration, would have made current quarter administrative expense consistent with the same quarter in the prior year. The expenses in this and the previous year's quarter have been reduced substantially from the comparable quarter in 2000 as a result of management's cost savings program implemented in the last quarter of 2000 and continued to date. Management expects this expense to increase by approximately $10,000 per quarter in the coming quarters as efforts are made by the Company to develop certain domain names to enhance their resale values. There is no certainty that this effort will lead to a corresponding increase in revenue even though it will likely increase the value of the underlying domain assets selected for development.


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


At September 30, 2002 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $666,700. During the nine-month ended September 30, 2002 Registrant had a net loss of $1,279,200 and an increase in cash of $17,000, compared to a net loss of $171,000 and a decrease in cash of $33,000 for the same nine-month period of last year. Operating activities generated cashflows of $303,000 primarily from the sale of two domain names, from net income generated during the quarter and after payments to trade creditors. The cashflows were used to repay a $150,000 loan, other loans and to pay lease obligations, which in aggregate totaled $274,000. Registrant has accumulated a deficit of $1,947,183 since inception and has a stockholders' equity of $1,140,253 at September 30, 2002. Due to the working capital deficit, there is substantial doubt about Registrant's ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.


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

BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,           December 31,
                                                                              2002                    2001
--------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
                                                                    (Restated - See Note 3)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $    69,547             $    52,672
     Accounts receivable                                                      16,893                  64,450
     Prepaid expenses                                                          1,981                   8,809
--------------------------------------------------------------------------------------------------------------

                                                                              88,421                 125,931

FIXED ASSETS (Note 5)                                                         13,654                  17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 4)                                 1,793,264               3,341,577
--------------------------------------------------------------------------------------------------------------

                                                                         $ 1,895,339             $ 3,484,940
==============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $   360,823             $   713,514
     Loans payable (Note 6)                                                  378,545                 605,000
     Deferred revenue                                                          5,887                   9,886
     Lease obligation (Note 5)                                                 9,831                  20,237
--------------------------------------------------------------------------------------------------------------

                                                                             755,086               1,348,637
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' EQUITY
     Capital stock (note 7)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,691,339 (2001 - 14,191,339) Common shares                    5,701                   5,201
     Additional paid in capital                                            3,066,516               2,772,016
     Accumulated deficit                                                  (1,947,183)               (667,991)
     Accumulated other comprehensive income                                   15,219                  27,077
--------------------------------------------------------------------------------------------------------------

                                                                           1,140,253               2,136,303
--------------------------------------------------------------------------------------------------------------

                                                                         $ 1,895,339             $ 3,484,940
==============================================================================================================



          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  Three months             Three months          Nine months          Nine months
                                                 ended Sept 30,           ended Sept 30,        ended Sept 30,       ended Sept 30,
                                                     2002                      2001                 2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  (Restated -                                    (Restated -
                                                   See Note 3)                                    See Note 3)

REVENUES
     Domain name revenue, net                    $     92,931             $     37,520           $    413,377        $    159,248
     Other                                              6,177                       --                 43,991              13,551
------------------------------------------------------------------------------------------------------------------------------------

                                                       99,108                   37,520                457,368             172,799
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                        10,401                   22,999                122,852             130,114
     Professional and consulting fees                  57,702                   42,553                174,911             197,459
     Depreciation                                       1,100                   20,056                  3,778              64,369
------------------------------------------------------------------------------------------------------------------------------------

                                                       69,203                   85,608                301,541             391,942
------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                29,905                  (48,088)               155,827            (219,143)

INTEREST EXPENSE                                      (12,643)                  (8,662)               (47,215)            (31,328)
GAIN ON WRITE-OFF AND
SETTLEMENT OF DEBTS (NOTE 5)                           54,403                   68,688                 54,403              80,881
LOSS ON ACQUISITION OF MINORITY INTEREST                   --                       --                (15,471)                 --
LOSS ON DISPOSAL OF FIXED ASSETS                           --                       --                     --              (1,857)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE THE FOLLOWING                 71,665                   11,938                147,544            (171,447)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)            --                       --             (1,426,736)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                 $     71,665             $     11,938           $ (1,279,192)       $   (171,447)
====================================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE BEFORE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE      $       0.00             $       0.00           $       0.01        $      (0.01)
EFFECT OF ACCOUNTING CHANGE                                --                       --                  (0.10)                 --
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                  $       0.00             $       0.00           $      (0.09)       $      (0.01)
------------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 14,691,339               14,191,339             14,363,500          13,156,475
====================================================================================================================================



          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                       Nine months
                                                                             Nine months ended        ended Sept 30,
                                                                               Sept 30, 2002              2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                (Restated -
                                                                                 See Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period                                           $(1,279,192)            $  (171,447)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities
     - cumulative effect of accounting change                                    1,426,736                      --
     - gain on write-off and settlement of debts                                   (54,403)                (80,881)
     - loss on disposal of assets                                                       --                   1,857
     - non-cash cost of fixed revenue                                              121,577                  42,360
     - depreciation                                                                  3,778                  64,369
     - accrued interest                                                             37,162                  26,163
     - deferred revenue                                                             (3,999)                 21,936
     - other receivables                                                                --                  96,111
     - accounts receivable                                                          47,557                      --
     - prepaid expenses                                                              6,828                  11,496
     - accounts payable and accrued liabilities                                     (3,288)                (78,758)
-----------------------------------------------------------------------------------------------------------------------

CASH FROM (USED IN) OPERATING ACTIVITIES                                           302,756                 (66,794)

CASH FLOWS FROM INVESTING ACTIVITIES
     - proceeds on disposal of assets                                                   --                   4,720
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                   4,720
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     - lease obligation repayments                                                 (10,406)                (64,453)
     - loan proceeds (repayments)                                                 (263,617)                 63,391
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES                                           (274,023)                 (1,062)
-----------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (11,858)                 30,081
-----------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    16,875                 (33,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      52,672                  47,823
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    69,547             $    14,768
=======================================================================================================================


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

          The accompanying notes are an integral part of these interim consolidated financial statements

                              COMMUNICATE.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                   (RESTATED)

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

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


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

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

These financial statements have been restated to reflect a reduction in value of the Company's intangible assets in the amount of $1,426,736 as a result of its adoption of SFAS 142. The resulting reduction in cost base of domain names sold during the period ended September 30, 2002 from $282,400 to $121,577 has caused an increase in domain name net revenue of $160,823. A previously recorded gain on settlement of debt of $159,500 (as described in Note 6) has been reclassified to additional paid in capital.

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS (CONT'D)
--------------------------------------------------------------------------------

The restatements described have resulted in changes to the following:

                               As previously reported        As restated at
                                at September 30, 2002    September 30, 2002
                               ---------------------------------------------

Total assets                              $ 3,160,464           $ 1,895,339
Additional paid in capital                  2,906,616             3,066,516
Total equity                                2,405,378             1,140,253

Net income (loss) for the period              145,833            (1,279,192)
Earnings (loss) per share                 $      0.01           $     (0.09)

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

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

NOTE 5 - FIXED ASSETS
--------------------------------------------------------------------------------

                                               September 30,   December 31,
                                                        2002           2001
                                               ----------------------------

     Computer equipment                            $ 208,388     $ 208,388
     Furniture and fixtures                            6,568         6,568
     Office equipment                                  3,993         3,993
                                               ----------------------------

                                                     218,949       218,949
     Less: accumulated depreciation                  (60,872)      (57,094)
     Less: accumulated impairment provision         (144,423)     (144,423)
                                               ----------------------------
                                                   $  13,654     $  17,432
                                               ============================


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

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)


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

For purposes of pro-forma disclosures, the estimated fair value of the options of $49,823 is amortized to expense over the vesting period. The Company's pro-forma information relating to the granting and vesting of stock options is as follows:



                                                      September 30,      September 30,
                                                               2002               2001
                                                      --------------------------------

Net loss for the period               As reported     $ (1,279,192)        $ (171,447)
SFAS 123 compensation expense         Pro-forma             (4,641)               --
                                                      --------------------------------

Net loss for the period               Pro-forma       $ (1,283,833)        $ (171,447)
                                                      --------------------------------

Pro-forma basic net loss per share    Pro-forma       $      (0.09)        $    (0.01)
                                                      ================================


COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

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

SALE OF VEGETARIAN.COM

By agreement dated May 13, 2002, AlbertaCo entered into an agreement to sell its URL domain name (vegetarian.com) for $60,000. The agreement closed on May 14, 2002 and the gain on the sale of $20,738 has been recognized in Domain Name Revenue, net of the carrying value of vegetarian.com of $39,262.

NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
(RESTATED)

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

NOTE 11 - INCOME TAXES
--------------------------------------------------------------------------------

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