Form 10KSB
period 2002-12-31
COMMUNICATE COM INC
filed 2003-03-31
CIK 1108630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        For the fiscal year ended           DECEMBER 31, 2002
                                                            -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from
                                                            --------------------
                              Commission file number           000-29929
                                                       -------------------------

                              COMMUNICATE.COM INC.
          ------------------------------------------------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Nevada                                           88-0346310
    ----------------------                              ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


600 - 1100 Melville Street, Vancouver,
        British Columbia                                      V6E 4A6
----------------------------------------                    -------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number  (604) 697-0136
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

               None                                        N/A
-----------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - $0.001 par value
         -------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) YES [ X ] NO [ ], and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 2 OF 19


State issuer's revenues for its most recent fiscal year.   $504,100.

State the aggregate market value of the voting and non-voting common equity held by NON-AFFILIATES computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $698,531 AS OF MARCH 19, 2003 {$0.05 X 13,970,623}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                          OUTSTANDING AT MARCH 27, 2002
               -----                          -----------------------------
    Common Stock - $0.001 par value                      14,691,339

Documents incorporated by reference:      NONE

Transitional Small Business Disclosure Format (Check one): YES [ ]   NO   [ X ]

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 3 OF 19


FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2002, including the discussion of the business of Communicate.com Inc. ("Communicate", "CMNN" or the "Company"), management's discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain "forward-looking" statements within the meaning of United States federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in this paragraph. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate's products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate's filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10-KSB for the fiscal year ended December 31, 2002, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name "Troyden Corporation". Communicate changed its name on August 16, 2000 to "Communicate.com Inc." Communicate has an authorized capital of 50,000,000 shares of common stock with 14,691,339 shares currently issued and outstanding.

Communicate's principal operating subsidiary, Domain Holdings Inc., an Alberta corporation (the "Subsidiary" or "AlbertaCo") was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". The Subsidiary changed its name on April 14, 1999 to Communicate.com Inc. and, on April 5, 2002, changed its name to Domain Holdings Inc. The Subsidiary has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 20,905,727 (93%) of which are held by Communicate.

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

BUSINESS OF COMMUNICATE AND THE SUBSIDIARY

Communicate's sole business currently is that of managing the business of the Subsidiary. The Subsidiary is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

Online Business Network. The Subsidiary holds title to more than 30 intuitive, generic domains in a variety of categories, such as Health & Beauty (such as Makeup.com and Perfume.com) and Sports & Recreation (such as Wrestling.com and Boxing.com). Communicate seeks opportunities to use these rights to develop, by itself and through alliances with other entities a network of online businesses which can, among other things, facilitate computerized on-line retail ordering services featuring the goods and services of others retailers. The Company believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names' ability to intuitively attract customers. Communicate also believes it may be able to create economies of scale

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 4 OF 19


which will allow strategic partners to participate in e-commerce faster and more cost effectively. Communicate's business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising and trading of domain names. Communicate has not, to date, established such a network and will only do so when and if it believes adequate businesses have shown an interest in establishing a network, and when Communiate has raised sufficient funds to invest in the establishment of a network.

Joint Ventures and Participations. Communicate believes that its inventory of generic domain names may be attractive to established non-Internet businesses that are leaders or near-leaders in their respective industries. Communicate offers a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Similarly, Communicate seeks to identify end-consumers who purchase the products and services that compliment the businesses utilizing Communicate's inventory of domain names. Since the last quarter of 2000, Communicate implemented this strategy by entering into arrangements pursuant to which Communicate leased or licensed rights to utilize generic domain names owned by Communicate to existing entities in return for cash payments and, in some cases, an equity participation in the entity or a joint venture established to exploit the name. The Company expects to continue to seek additional opportunities utilizing its domain names; however, there can be no assurance that Communicate will be able to locate such opportunities, or if located, it will be able to enter into arrangements with such entities.

Sale and Lease of Domain Names. Communicate recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. Communicate has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions and, at the end of fiscal 2001, Communicate and its Subsidiary entered into a purchase and sales agreement to sell all the domain name assets of the Subsidiary for US$1.5 million, subject to approval from the shareholders of Communicate and the shareholders of its Subsidiary. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser withdrew its offer to purchase and Communicate and the Subsidiary mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Management believes the value of the domain name assets is higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believes that by selling the domain names individually rather than as a portfolio it can realize values equivalent to or better than the carrying values of the assets. The carrying values of the assets were reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142 on January 1, 2002 (See Item 6 - Management's Discussion and Analysis - Results of Operation). Communicate will continue to evaluate offers for their assets that reflect a beneficial return to their shareholders. In the meanwhile, Management will continue to develop the business of the Company as outlined above.

Communicate also seeks opportunities to lease its domain names to companies seeking to benefit from the availability of advertising and traffic generated by generic domain names.

Advertising Revenues. Communicate entered into an arrangement with Overture Services, Inc. ("Overture") in 2001, pursuant to which Communicate is paid a fee for referrals to sites with connections to Overture. During the past fiscal year, this arrangement accounted for approximately one-third of advertising revenues. Communicate seeks out similar opportunities, but cannot predict whether it will be successful in locating or implementing additional opportunities, or maintaining its relationship with Overture.

Management Fees. The Company generated fees from the management of its Subsidiary of $60,000 in each of the years 2002 and 2001 and did not have any revenues generated from its business operations during its previous two fiscal years.

The Company's business subjects it to a number of risks. In addition to competitive risks (See Item 1 - Business - Competition), Communicate is engaged in businesses which have not proved themselves to be profitable, and there can be no assurance that the Company's business strategy will be profitable. Moreover, Communicate relies on an inventory of generic domain names for lease, sale, and other ventures, each of which is a ".com" domain name suffix. The Internet Corporation for Assigned Names and Numbers ("ICANN") has introduced, and has proposed the introduction, of additional new domain name suffixes, which may be as or more attractive than the ".com" domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company's domain name assets. Communicate does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although Communicate has recently participated in the domain name auction for certain .cn (China) root domain names to complement its growth strategy.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 5 OF 19


COMPETITION

Communicate competes with many companies possessing greater financial resources and technical facilities than itself in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while Communicate holds title to a wide variety of generic names which may prove valuable, many of Communicate's competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than Communicate and may have established more strategic partnerships and relationships than Communicate. In addition, as noted above, ICANN regularly develops new domain name suffixes which will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by Communicate.

NEW PRODUCTS AND SERVICES

Communicate seeks to develop a portfolio of operating businesses either by itself or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by the Subsidiary. Communicate has not, however, identified specific business opportunities and there can be no assurance that it will do so.

EMPLOYEES

Communicate and it Subsidiary share three full-time employees and two part-time consultants. The Subsidiary may, from time to time, engage computer programmers and website designers on a temporary basis as the need for such personnel arises. The Company believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. While full-time employees primarily work out of the Subsidiary's Canadian office in Vancouver, the consultants are independent contractors and work from their respective offices.

GOVERNMENTAL REGULATION

Licensing. Currently, other than business and operations licenses applicable to most commercial ventures, Communicate is not required to obtain any governmental approval for its business operations, although Communicate applies to ICANN and its contractors to obtain and maintain its domain name assets. There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company. Additionally, as noted below, there are a variety of laws and regulations which may, directly or indirectly, have an impact on Communicate's business.

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and "opt-out" provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act ("COPPA") imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the recently-enacted US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation which reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of Communicate's inventory of domain names.

Advertising Regulations. In response to concerns regarding "spam" (unsolicited electronic messages), "pop-up" web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Communicate's inventory of domain names.

Taxation. Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation which would subject Internet transactions to sales, use or other taxes. Because there are a variety

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 6 OF 19


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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Except for Communicate's relationship with Overture, Communicate does not currently depend on any single customer for a significant proportion of its business. However, as the Company enters into strategic transactions, the Company may choose to grant exclusive rights to a small number of parties or otherwise limit its activities which could, in turn, create such dependence. The Company, however, has no current plans to do so.

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

All of Communicate's online businesses and web sites are copyrighted upon loading. "Communicate.com" is a registered domain name of the Subsidiary, as are the remaining 40 domain names that are registered to the Subsidiary. While Communicate will consider seeking further trademark protection for its online businesses and the associated domain names, the Company may be unable to avail itself of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

Communicate's assets consist of approximately 40 "generic" domain names including "Perfume.com", "Makeup.com", "Exercise.com", "Boxing.com", "Wrestling.com", "Rugby.com", "Cricket.com", "Automobile.com", "Leisure.com", "Vancouver.com", "Brazil.com", "Malaysia.com", "Indonesia.com", "Vietnam.com", "Call.com", "Number.com" and "Mouse.com".

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

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 7 OF 19


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


      High & Low Bids
      ------------------------------------------------------------------
      Period ended             High          Low         Source
      ------------------------------------------------------------------

      31 December 2002        $ 0.20        $ 0.05      Yahoo Finance
      30 September 2002       $ 0.17        $ 0.06      Yahoo Finance
      30 June 2002            $ 0.11        $ 0.05      Yahoo Finance
      31 March 2002           $ 0.09        $ 0.03      Yahoo Finance
      31 December 2001        $ 0.05        $ 0.01      Yahoo Finance
      30 September 2001       $ 0.20        $ 0.03      Yahoo Finance
      30 June 2001            $ 0.40        $ 0.17      Yahoo Finance
      31 March 2001           $1.125        $0.260      FinancialWeb.com
      31 December 2000        $3.500        $0.645      FinancialWeb.com
      30 September 2000       $8.750        $3.187      FinancialWeb.com
      30 June 2000            $8.680        $2.490      FinancialWeb.com
      ------------------------------------------------------------------


DIVIDENDS

Communicate has declared no dividends on its common stock in fiscal 2002. The Company has no current plans to declare or pay any dividend on its common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Communicate is in the business of developing and commercializing its portfolio of approximately 40 domain names, at least 30 of which generate meaningful amounts of Internet traffic, which Communicate attributes to, among other things, their generic descriptive nature of a product or services category. Communicate has reduced the number of domain names it owns from 80 to approximately 40 because Management determined that those domain names were not generating adequate Internet traffic to provide meaningful commercial value.

The Company believes that it can develop and sustain a business based on the lease, sale and other exploitation of domain names because, in part, of its ownership of a substantial number of generic, intuitive domain names which attract significant numbers of visitors to websites utilizing those names. Moreover, because there are a limited number of potential domain names, the Company believes that the value of these names may be significant and may allow the Company to achieve both strategic relationships with leading participants in key Internet businesses and businesses that desire to expand using the Internet, as well as independent operations.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 8 OF 19

The Company recently has participated in the .cn (China) root domain name auction and acquired a number of .cn domain names to enhance its travel business (e.g. airfare.cn, hostels.cn and rooms.cn) and trade-directory business (e.g. naturalgas.cn, fertilizer.cn, minerals.cn and gemstones.cn) which are being planned and developed. Management believes the acquired domain names in addition to those already owned by the Company will increase its overall Internet traffic with minimal spending on advertising.

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

COMMUNICATE.COM INC.              2002 FORM 10-KSB                  PAGE 9 OF 19


        For the Years Ended                                  December 31, 2002   December 31, 2001
        ------------------------------------------------------------------------------------------
        STATEMENTS OF OPERATIONS DATA
        -----------------------------
        Net Domain Sales                                       $    138,423         $     31,208
        Domain Name Advertising and Leasing                         365,679              230,066
        Other Revenue                                                    --               15,160
                                                               ------------         ------------
          Total Revenues                                       $    504,102         $    276,434
                                                               ------------         ------------
        General and Administrative                             $   (159,080)        $   (266,697)
        Professional and Consulting Fees                           (186,378)            (271,989)
        Write Down of Fixed Assets                                       --             (144,423)
        Depreciation                                                 (4,757)             (44,839)
                                                               ------------         ------------
          Total Expenses                                       $   (350,215)        $   (727,948)
                                                               ------------         ------------
        Operating Income (Loss)                                $    153,887         $   (453,371)
        Net Gain on Settlement of Debt                               81,679               80,318
        Gain (Loss) on Disposal of Assets                            13,736               (1,857)
        Interest Expense                                            (61,695)             (58,199)
        Loss on Settlement of Lawsuit                               (24,000)                  --
        Loss On Purchase of Minority Interest                       (15,741)                  --
                                                               ------------         ------------
        Net Income (Loss) Before Accounting Change             $    148,136         $   (431,252)
        Cumulative Effect of Accounting Change                   (1,426,736)                  --
                                                               ------------         ------------
        Net (Loss) for the Period                              $ (1,278,600)        $   (431,252)
                                                               ============         ============
        Basic Earning (Loss) Before Accounting Change          $       0.01         $      (0.03)
        Effect of Accounting Change                            $      (0.10)                  --
                                                               ------------         ------------
        Basic (Loss) per Share                                 $      (0.09)        $      (0.03)
                                                               ============         ============
        Weighted Average Number of Shares Outstanding            14,446,134           13,156,475

        BALANCE SHEET DATA
        ------------------
        Current Assets                                         $     77,459         $    125,931
        Fixed Assets                                                 12,675               17,432
        Intangible Assets Held for Resale                         1,793,264            3,341,577
                                                               ------------         ------------
          Total Assets                                         $  1,883,398         $  3,484,940
                                                               ============         ============
        Accounts Payable and Accrued Liabilities               $    347,340         $    713,514
        Loans Payable                                               375,000              605,000
        Lease Obligation and Other Liabilities                        9,893               30,123
                                                               ------------         ------------
          Total Liabilities                                    $    732,233         $  1,348,637
                                                               ------------         ------------
        Common Stock                                           $      5,701         $      5,201
        Additional Paid in Capital                                3,066,516            2,772,016
        Accumulated Deficit                                      (1,921,052)            (640,914)
                                                               ------------         ------------
          Total Stockholders' Equity                           $  1,151,165         $  2,136,303
                                                               ------------         ------------
          Total Liabilities and Stockholders' Equity           $  1,883,398         $  3,484,940
                                                               ============         ============

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 10 OF 19


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

REVENUES.

Domain Name Sales - During the twelve months ended December 31, 2002, Communicate sold two domain names for $138,420 net of cost, an increase of $107,210 or 344% over the same period of 2001; however, the trading of domain names is difficult to forecast, and Management cannot reasonably predict this line of revenue for 2003. The cash received from the sales were used to pay accrued interest and reduce the principal in notes payable. Management currently plans to market its sports domain names and continue to assess offers as they materialize.

During the twelve months ended December 31, 2001, Communicate earned revenue of approximately $40,000 from the conditional sales of three sports domain names. The sales agreements for the three sports domain names have been terminated by the end of 2001 as the purchasers are unable to finance the purchases.

Web Advertising and Leasing - During the twelve months ended December 31, 2002, Communicate generated leasing and advertising revenue of $365,680 which represented an increase of $135,610 or 58.9% from 2001, most of which can be attributed to its arrangement with Overture Services, Inc., which was entered into in 2001. The remainder of the increase in revenues is attributed to lease renewals and new lease arrangements in which Communicate has been successful in negotiating a flat-monthly fee rather than a leasing fee based on revenue generated. Management believes that its ability to enter into such arrangements stems from the fact that Communicate has demonstrated that its domain names are able to generate traffic and revenue. Management expects to pursue further this line of revenue at or above the same for fiscal 2003.

During the twelve months ended December 2001, Communicate recognized web advertising and leasing revenue to $221,000 primarily from sharing revenue generated from successful click-throughs (automated referrals of online users from a domain name held by Communicate to another website) of redirected traffic and from commission earned from sales of product categories described by the generic domain names.

GENERAL AND ADMINISTRATIVE EXPENSE. During the twelve months ended December 31, 2002, Communicate's general and administrative expenses were $159,080, a reduction of $107,610 or 40% from 2001. Management continues to explore potential reductions in its general and administrative expenses, including reductions in rent, telephone, and travel expenses.

During the twelve months ended December 31, 2001, Communicate's recorded general and administrative expenses of approximately $265,000, an increase of $186,500 from the year ended December 31, 2000, which only accounted for the final two calendar months' results of the Subsidiary which had generated the expenses.

PROFESSIONAL AND CONSULTING FEES. During the twelve months ended December 31, 2002, Communicate's fees for accounting, legal and consulting were $186,380, a reduction of $85,610 or 32% from 2001. Communicate has been able to reduce legal fees as it has resolved outstanding litigation matters.

During the twelve months ended December 31, 2001, Communicate incurred fees for accounting, legal and consulting of $271,990. Legal fees related to litigation and securities compliance, and accounting fees accounted for the majority of such expenses.

WRITE DOWN OF FIXED ASSETS. During the twelve months ended December 31, 2002, there was no write-down of physical fixed assets. Communicate does not anticipate purchasing any plant or significant equipment in 2003.

GAIN ON DEBT SETTLEMENT. During the twelve months ended December 31, 2002, the Company settled with various creditors and recorded gain on debt settlement of $81,680. In comparison, during the twelve months ended December 31, 2001, the Company settled with various creditors and recorded gain on debt settlement of $80,320.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 11 OF 19


INTEREST EXPENSE. During the twelve months ended December 31, 2002, the Company had interest expense of $61,700, compared to an interest expense of $58,200 during the twelve months ended December 31, 2001.

LOSS ON SETTLEMENT OF LAWSUIT. During the twelve months ended December 31, 2002, the Company litigated its obligations under a marketing contract with Gartner, Inc. While the court agreed with the Company that the contract was a trial subscription, the court did allow for fees during the period of use and certain court costs which totalled $24,000. The Company arranged with Gartner, Inc. to pay the award over a six-month period starting in February 2003.

CHANGE IN ACCOUNTING POLICY. As at January 1, 2002, in compliance with applicable accounting practices under SFAS 142, Communicate recorded an impairment of its intangible assets held for resale which resulted from a decline in the market value of the Registrant's stock in the amount of $1,426,736. The charge is a non-cash item and does not affect the cash position of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $654,774, a reduction of $567,932, or 46% from December 31, 2001. Communicate has used cashflow generated from operations primarily to reduce the principal owed under notes payable and to extinguish certain related-party debts resulting in an increase to paid in capital. During the year ended December 31 2002, Communicate realized net loss of $1,278,600 as compared to a net loss of $431,250 in 2001. The net loss in 2002 included a non-cash charge of $1,426,740 to reduce the carrying value of intangible assets in accordance with SFAS 142. Excluding the non-cash charge, Communicate generated a net income of $148,136. Since inception, Communicate has accumulated a deficit of $1,946,591 and has a stockholders' equity of $1,151,165.

Since November 2000 Communicate has worked to improve its liquidity position. While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements. Based on these factors, and the difficulty in raising funds in equity or debt markets, there is substantial doubt about Communicate's ability to continue as a going concern.

At December 31, 2001 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $1,222,706. The deficit is an improvement from the previous year's working capital deficit of $1,853,741, which Management attributes primarily to the conversion a note payable of $825,000 into common shares of the Company during 2001. In 2001, Communicate had a net operating loss of $307,091.

On October 10, 2001, Communicate entered into a loan agreement with Siden Investments, Inc. ("Siden"), pursuant to which Siden advanced to Communicate an aggregate of $150,000, including funds previously advanced to Communicate (the "Loan"). As additional security for the Loan, Communicate entered into an Option Agreement with Siden pursuant to which Siden was given the right to acquire up to 15,000,000 shares of Communicate's common stock at an exercise price of $0.01 per share (the "Option"). The Loan was repaid in full on about March 22, 2002, and the Option Agreement with Siden was extinguished.

Communicate and the Subsidiary may not be able to satisfy its cash requirements for the next 12 months without having to raise additional funds. Communicate estimates it will require $500,000 to satisfy its cash requirements for the next 12 months, including approximately $375,000 required to satisfy the Subsidiary's current obligations. Management has been negotiating with its products and services providers and making offers to settle the Subsidiary's obligations and will continue its efforts to reduce debt. Communicate expects to seek any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Any funds raised, besides paying for current operating requirements, will be used to pay down the Subsidiary's liabilities. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover operating costs. There can be no assurance, however, that such funds will be available, and if it is unable to do so, it may be unable to continue operations.

Communicate does not anticipate purchasing any plant or significant equipment in the immediate future.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 12 OF 19


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

ITEM 7.  FINANCIAL STATEMENTS

See audited financial statements for the period ended December 31, 2002 and 2001 attached as an Exhibit to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Communicate's executive officers and directors are identified below.

----------------------------------------------------------------------------------------------------------------
Directors and Officers
----------------------------------------------------------------------------------------------------------------
                                                      Office
         Names                         Communicate                          The Subsidiary                  Age

David M Jeffs                Director, Chief Executive Officer     Director and President                   33
(Appointed July 23, 2002.)   and President

R. Leigh Jeffs               Director, Chief Executive Officer     Director, Chief Executive Officer,       55
(Appointed Feb 22, 2002.     and President                         President
Resigned July 23, 2002.)

J Cameron Pan                Chief Financial Officer and           Corporate Secretary                      40
(Resigned Feb 22, 2002.      Corporate Secretary
Reappointed August 1, 2002)
----------------------------------------------------------------------------------------------------------------


David Jeffs o Mr. David Jeffs (33) was a consultant to Domain Holdings Inc. from November 2000 and was responsible for revenue generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the President and Director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs is a graduate of University of British Columbia majoring in Economics.

Leigh Jeffs o Mr. Jeffs (55) was a consultant to Wet Coast Capital Corp. from 2001. Mr. Jeffs was the Chief Financial Officer from 1999 to 2001 of Cryopak Industries Inc., a Nasdaq OTCBB-listed company (Symbol:CYPKF). Mr. Jeffs was the President of Cryopak Corporation from 1990 to 1999 and had been a Director of Cryopak Corporation from 1990 to 2002.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 13 OF 19


Cameron Pan o Mr. Pan (40) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who has worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor's degrees in accounting and finance.

Mr. David Jeffs is a nephew of Mr. Leigh Jeffs. Other than this described relationship, there are no family relationships among the directors, executive officers or persons nominated or chosen by Communicate to become directors or executive officers.

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

AUDIT COMMITTEE FINANCIAL EXPERT.

Communicate currently has two vacancies on its board of directors and plans to fill at least one of those vacancies with a financial expert to chair its audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Communicate is not aware of any failures to file a required Form during the period covered by this report. To the Company's knowledge, all reports were filed with the SEC on a timely basis.

CODE OF ETHICS.

Communicate has adopted a code of ethics for its officers and employees and has attached it as an Exhibit to this Form 10-KSB. Communicate will post its code of ethics at its corporate website located at www.cmnn.com.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 14 OF 19


ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-term compensation
                                                                  --------------------------------------------------

                                   ANNUAL COMPENSATION            AWARDS       PAYOUTS

                                                        Other                    Securities
                                                        annual     Restricted    underlying               All other
                                     (1)       (1)      compen       stock       options/       LTIP        compen
   Name and principal               Salary    Bonus     -ation       awards         SARs       Payouts     -sation
        position            Year     ($)       ($)        ($)         ($)           (#)          ($)        ($)
           (a)              (b)      (c)       (d)        (e)         (f)           (g)          (h)        (i)
--------------------------------------------------------------------------------------------------------------------
David Jeffs, CEO            2000     n/a       n/a        n/a         n/a           n/a          n/a        n/a
Jul 2002 - Dec 2002         2001     n/a       n/a        n/a         n/a           n/a          n/a        n/a
                            2002    72,000    50,000     none        none          none         none       none
--------------------------------------------------------------------------------------------------------------------
R Leigh Jeffs, CEO          2000     n/a       n/a        n/a         n/a           n/a          n/a        n/a
Feb 2002 - July 2002        2001     n/a       n/a        n/a         n/a           n/a          n/a        n/a
                            2002    10,000     none      none        none          none         none        none
--------------------------------------------------------------------------------------------------------------------
Cameron Pan, CFO            2000     6,936     None      none        none          none         None        none
Aug 2000-Feb 2002; Jul      2001    45,600    50,000     none        none          none         none        none
2002 - Dec 2002.            2002    68,000     none      none        none          none         none        none
--------------------------------------------------------------------------------------------------------------------

(1) Paid by the Subsidiary.

Prior to Mr. David Jeffs' appointment as President in July 2002, Mr. David Jeffs worked as a consultant and was paid consulting fees of $5,333 in 2000, $40,000 in 2001, and $42,000 from January to July 2002. Mr. David Jeffs also received a bonus of $50,000 during 2002 and settled for 500,000 restricted common shares in the Company in lieu of cash (See Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sale of Unregistered Securities). Mr. David Jeffs received $30,000 as salary from August to December 2002. As at the end of 2002, there was no balance owing to Mr. David Jeffs by the Company.

In July 1, 2000, the Subsidiary agreed with Mr. Pan to pay him an annual salary of CDN$72,000. Prior to Communicate's acquisition of the Subsidiary on November 10, 2000, the Subsidiary had paid Mr. Pan a salary of $44,720 during fiscal 2000. On Dec 31, 2000, Mr. Pan agreed to reduce his annual salary to CDN$60,000 until the financial position of the Company improved. The Company increased Mr. Pan's salary to CDN$6,200 per month on June 1, 2001 and accrued a performance bonus of $50,000 to Mr. Pan at the end of 2001. Upon termination of Mr. Pan's employment for whatever reason he would be entitled to at least 6 months' severance based on his then current pay. Mr. Pan resigned in February 2002, and accordingly the Company accrued a severance allowance of $36,000 to Mr. Pan based on a monthly salary of $6,000. While Mr. Pan consulted for the Company from February to July 2002, Mr. Pan was reappointed as CFO at the end of July 2002. As at the end of 2002, the Company owed Mr. Pan $76,000 in employment-related compensation.

Except for the agreements with Mr. David Jeffs and Mr. Cameron Pan, there are no other employment agreements between Communicate or the Subsidiary and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Communicate or from a change in a named executive officer's responsibilities following a change in control.

Since Communicate's incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. The Company is, however, considering issuing compensation in the form of options or other equity incentives to its key personnel. On July 23, 2002, the Company granted to Mr. Pan 580,000 stock purchase options to acquire one common share per option at a price of $0.10 per share for a period of two year.

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

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 15 OF 19


SECURITY OWNERSHIP OF MANAGEMENT

        ===================================================================================================
            TITLE OF CLASS           NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT
                                       BENEFICIAL OWNER               BENEFICIAL OWNER        OF CLASS (1)
        ---------------------------------------------------------------------------------------------------
        Common Stock            R Leigh Jeffs                               None                  0.0%
                                600 - 1100 Melville Street
                                Vancouver, BC  V6E 4A6
        ---------------------------------------------------------------------------------------------------
        Common Stock            David Jeffs                               669,900                 4.6%
                                600 - 1100 Melville Street
                                Vancouver, BC  V6E 4A6
        ---------------------------------------------------------------------------------------------------
        Common Stock            Cameron Pan                                50,816                 0.3%
                                600 - 1100 Melville Street
                                Vancouver, BC  V6E 4A6
        ---------------------------------------------------------------------------------------------------
        Common Stock            Directors and Executive                   720,716                 4.9%
                                Officers as a group
        ===================================================================================================

 (1) Based on 14,691,339 shares of common stock issued and outstanding as of March 27, 2003.

CHANGES IN CONTROL

Communicate is not aware of any arrangement that may result in a change in control of Communicate.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH INSIDERS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Communicate or the Subsidiary was a party, other than the payment of expenses or salary to such person.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) INDEX TO AND DESCRIPTION OF EXHIBITS.

EXHIBIT          DESCRIPTION

EXHIBIT A        Audited Financial Statements as of December 31, 2002 for the
                 period October 10, 1995 (inception) to
                 December 31, 2002.

3.1              Articles of Incorporation(1).

3.2              Bylaws (1)

3.3              Certificate of Amendment to Articles of Incorporation (1)

10.1 Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew (2)

10.2 Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. (2)

10.3 Form of Share Exchange Agreement, dated November 29, 2000, between Communicate.com Inc. and certain shareholders of AlbertaCo. (3)

10.4 Letter Agreement, dated January 26, 2001, between AlbertaCo and Sierra Systems Group Inc. (3)

10.5 Loan Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. and AlbertaCo. (4)

10.6 Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. (4)

14.1             Code of Ethics.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed on June 5, 2000, and incorporated herein by reference

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000, filed November 14, 2000.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 16 OF 19

(3) Filed as an exhibit to the Company's Report on Form 8-K/A, filed March 30, 2001.

(4) Filed as an exhibit to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed April 16, 2002.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by Communicate during the last quarter of the fiscal year ending December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

COMMUNICATE.COM INC.              2002 FORM 10-KSB                 PAGE 17 OF 19



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                             COMMUNICATE.COM INC.

                              BY:  /s/ DAVID M JEFFS
                                   --------------------------------------------
                              Name and Title:   DAVID M JEFFS - DIRECTOR AND CEO
                                                --------------------------------
                              Dated:   MARCH 27, 2003
                                       -----------------------------------------


                              BY:  /s/ J CAMERON PAN
                                   ---------------------------------------------
                              Name and Title:   J CAMERON PAN - TREASURER
                                                --------------------------------
                              Dated:   MARCH 27, 2003
                                       -----------------------------------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated.

                              By:  /s/  DAVID M JEFFS
                                   ---------------------------------------------
                              Name and Title:   DAVID M JEFFS - DIRECTOR AND CEO
                                                --------------------------------
                              Dated:   MARCH 27, 2003
                                       -----------------------------------------


                              By:  /s/ J CAMERON PAN
                                       -----------------------------------------
                              Name and Title:   J CAMERON PAN - TREASURER
                                                --------------------------------
                              Dated:   MARCH 27, 2003
                                       -----------------------------------------

                                 CERTIFICATIONS
                                 --------------

I, David M Jeffs, certify that:

1. I have reviewed this annual report on Form 10-KSB of Communicate.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/S/ DAVID M JEFFS
-----------------
David M Jeffs, Director and CEO

                                 CERTIFICATIONS
                                 --------------

I, J Cameron Pan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Communicate.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/S/ J CAMERON PAN
-----------------
 J Cameron Pan - Treasurer

                              COMMUNICATE.COM INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001










AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               610- 938 HOWE STREET
            LABONTE & CO.                      VANCOUVER, BC  CANADA
---------------------------------------        V6Z 1N9
C H A R T E R E D A C C O U N T A N T S        TELEPHONE      (604) 682-2778
----------------------------------------       FACSIMILE      (604) 689-2778
                                               EMAIL:     INFO@LABONTECO.COM


                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheet of Communicate.com Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 18, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
--------------------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 18, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 18, 2003

                              COMMUNICATE.COM INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,     December 31,
                                                                                             2002             2001
----------------------------------------------------------------------------------------------------------------------
                                                       ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                          $     55,527     $    52,672
     Accounts receivable                                                                      19,957          64,450
     Prepaid expenses                                                                          1,975           8,809
----------------------------------------------------------------------------------------------------------------------

                                                                                              77,459         125,931

FIXED ASSETS (Note 4)                                                                         12,675          17,432
INTANGIBLE ASSETS HELD FOR RESALE (Note 3)                                                 1,793,264       3,341,577
----------------------------------------------------------------------------------------------------------------------

                                                                                        $  1,883,398     $ 3,484,940
======================================================================================================================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                           $    347,340     $   713,514
     Loans payable (Note 5)                                                                  375,000         605,000
     Deferred revenue                                                                             --           9,886
     Lease obligation                                                                          9,893          20,237
----------------------------------------------------------------------------------------------------------------------

                                                                                             732,233       1,348,637
----------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' EQUITY
     Capital stock (note 6)
          Authorized
               50,000,000 Common shares, $.001 par value
          Issued and outstanding
               14,691,339 (2001 - 14,191,339) Common shares                                    5,701           5,201
     Additional paid in capital                                                            3,066,516       2,772,016
     Accumulated deficit                                                                  (1,946,591)       (667,991)
     Accumulated other comprehensive income                                                   25,539          27,077
----------------------------------------------------------------------------------------------------------------------

                                                                                           1,151,165       2,136,303
----------------------------------------------------------------------------------------------------------------------

                                                                                        $  1,883,398     $ 3,484,940
======================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COMMUNICATE.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year ended            Year ended
                                                                                      December 31, 2002     December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
     Domain name sales                                                                  $    260,000           $    73,568
     Cost of domain name sales                                                              (121,577)              (42,360)
-----------------------------------------------------------------------------------------------------------------------------
     Net domain name sales revenue                                                           138,423                31,208
     Domain name leasing and advertising revenue                                             365,679               230,066
     Other                                                                                        --                15,160
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             504,102               276,434
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES
     General and administrative                                                              159,080               266,697
     Professional and consulting fees                                                        186,378               271,989
     Write down of fixed assets                                                                   --               144,423
     Depreciation                                                                              4,757                44,839
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             350,215               727,948
-----------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                                      153,887              (453,371)
INTEREST EXPENSE                                                                             (61,695)              (58,199)
NET GAIN ON SETTLEMENT OF DEBT                                                                81,679                80,318
LOSS ON SETTLEMENT OF LAWSUIT                                                                (24,000)                   --
GAIN (LOSS) ON DISPOSAL OF ASSETS                                                             13,736                (1,857)
LOSS ON ACQUISITION OF MINORITY INTEREST (NOTE 3)                                            (15,471)                   --
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE THE FOLLOWING                                                       148,136              (431,252)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)                                           (1,426,736)                   --
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                                                        $ (1,278,600)          $  (431,252)
=============================================================================================================================


BASIC EARNINGS (LOSS) PER SHARE BEFORE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                             $       0.01           $     (0.03)
EFFECT OF ACCOUNTING CHANGE                                                                    (0.10)                   --
----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                                                         $      (0.09)          $     (0.03)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      14,446,134            13,156,475
============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COMMUNICATE.COM INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               Common shares             Additional       Accumulated
                                                         Number of shares  Amount      Paid-In Capital      Deficit
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                  12,525,339    $  3,535     $  1,928,682       $  (236,739)
Issuance of 16,000 common shares at $1.25 per share             16,000          16           19,984                --
Issuance of 1,650,000 common shares at $0.50 per share       1,650,000       1,650          823,350                --
Currency translation adjustment                                     --          --               --                --
Net loss, year ended December 31, 2001                              --          --               --          (431,252)
------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                  14,191,339       5,201        2,772,016          (667,991)
Issuance of 500,000 common shares at $0.10 per share           500,000         500           49,500                --
Issuance of 2,000,000 share purchase warrants (Note 5)              --          --           85,100
Settlement of debt (Note 5)                                                                 159,900                --
Currency translation adjustment                                     --          --               --                --
Net loss, year ended December 31, 2002                              --          --               --        (1,278,600)
------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                  14,691,339    $  5,701     $  3,066,516      $ (1,946,591)
========================================================================================================================





                                                         Accumulated other
                                                            comprehensive       Total Stockholder's
                                                             income (loss)            Equity
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                   $   (6,864)           $  1,688,614
Issuance of 16,000 common shares at $1.25 per share                  --                  20,000
Issuance of 1,650,000 common shares at $0.50 per share               --                 825,000
Currency translation adjustment                                  33,941                  33,941
Net loss, year ended December 31, 2001                               --                (431,252)
-----------------------------------------------------------------------------------------------------------


Balance, December 31, 2001                                       27,077               2,136,303
Issuance of 500,000 common shares at $0.10 per share                 --                  50,000
Issuance of 2,000,000 share purchase warrants (Note 5)                                   85,100
Settlement of debt (Note 5)                                          --                 159,900
Currency translation adjustment                                  (1,538)                 (1,538)
Net loss, year ended December 31, 2002                               --              (1,278,600)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                   $   25,539            $  1,151,165
===========================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COMMUNICATE.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended        Year ended
                                                                           December 31,      December 31,
                                                                              2002              2001
  ---------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss) for the year                                      $(1,278,600)      $ (431,252)
       Adjustments to reconcile net income (loss) to net cash
            used in operating activities
       - cumulative effect of accounting change                             1,426,736               --
       - net gain on settlement of debts and lawsuit                          (59,967)         (80,318)
       - write down of fixed assets                                                --          144,423
       - loss (gain) on disposal of assets                                    (13,736)           1,857
       - non-cash cost of domain name revenue                                 121,577           42,360
       - depreciation                                                           4,757           44,839
       - accrued interest                                                      47,898           49,601
       - deferred revenue                                                      (9,886)           9,886
       - accounts receivable                                                   44,493           79,036
       - prepaid expenses                                                       6,834           31,234
       - other assets                                                              --           20,007
       - accounts payable and accrued liabilities                               2,529          (24,652)
  ---------------------------------------------------------------------------------------------------------

  CASH FROM (USED IN) OPERATING ACTIVITIES                                    292,635         (112,979)
  ---------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
       - proceeds on disposal of assets                                            --            6,007
  ---------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES                                             --            6,007
  ---------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
       - lease obligation repayments                                          (10,344)         (72,120)
       - loan proceeds (repayments)                                          (277,898)         150,000
  ---------------------------------------------------------------------------------------------------------

  CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (288,242)          77,880
  ---------------------------------------------------------------------------------------------------------

  EFFECT OF EXCHANGE RATE CHANGES                                              (1,538)          33,941
  ---------------------------------------------------------------------------------------------------------

  INCREASE IN CASH AND CASH EQUIVALENTS                                         2,855            4,849

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 52,672           47,823
  ---------------------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, END OF YEAR                                  $    55,527       $   52,672
  =========================================================================================================

  SUPPLEMENTAL CASH FLOW INFORMATION

  On June 28, 2002, 500,000 shares were issued in settlement of $50,000 of accounts payable. Refer to Note 6.
  On June 28, 2002, 2,000,000 share purchase warrants were issued in settlement of $122,500 of accounts payable. Refer to Note 5. Non-cash stock transactions in 2001 are described in Notes 3 and 4.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COMMUNICATE.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 16, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed it sname to Domain Holdings Inc. on April 5, 2002 ("DHI"). During December 2000 CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI and in the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders. At December 31, 2002, CMNN owns 93% of the outstanding shares of DHI.

DHI owns a portfolio of simple, intuitive domain names. DHI's current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. DHI has also entered into agreements to sell or lease certain of its domain names.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2002 the Company has a working capital deficiency of $654,774 (2001 - $1,222,706) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to generate profitable operations.


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

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                           December 31,      December 31,
                                                                   2002              2001
                                                           ----------------------------------
Net loss for the year                    As reported       $ (1,278,600)        $(431,252)
SFAS 123 compensation expense            Pro-forma              (10,988)               --
                                                           ----------------------------------

Net loss for the year                    Pro-forma         $ (1,289,588)        $(431,252)
                                                           ==================================

Pro-forma basic net loss per share       Pro-forma         $      (0.09)        $   (0.01)
                                                           ==================================



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

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets held for resale has occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company's net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company has recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change. The balance of the Company's intangible assets, being $1,793,264 at December 31, 2002, has been determined to have an indefinite life. At December 31, 2002, management has determined that the value of its intangible asset does not require a further impairment charge.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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

COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform to the current year's presentation.

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

In addition, by offer made November 30, 2000 and completed December 29, 2000, the Company acquired an additional 31% of the remaining minority shareholdings of DHI for consideration of $880,217 paid through the issuance of 1,375,339 shares of the Company's common stock at $0.64 per share. After completion of these two transactions, the Company owned 83% of the outstanding shares of common stock of DHI.

This business combination was accounted for using the purchase method of accounting. The purchase price was allocated as follows:


          Assets acquired at fair value:
                Current assets                                          $   350,568
                Capital assets                                              519,798
                Intangible assets held for resale - domain names          3,421,135
                                                                        ------------

                                                                          4,291,501

          Liabilities assumed at fair value:

                Accounts payable and accrued liabilities                $(1,301,421)
                Lease obligations                                         (109,863)
                                                                        ------------

          Purchase price                                                $ 2,880,217
                                                                        ============


On May 24, 2002 the Company acquired an additional 10% of DHI for $15,471. The Company now owns 93% of the outstanding shares of common stock of DHI.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                               December 31,     December 31,
                                                                   2002             2001
                                                             ---------------------------------
          Computer equipment                                    $  208,388      $  208,388
          Furniture and fixtures                                     6,568           6,568
          Office equipment                                           3,993           3,993
                                                             ---------------------------------
                                                                   218,949         218,949
           Less: accumulated depreciation                          (61,851)        (57,094)
           Less: accumulated impairment provision                 (144,423)       (144,423)
                                                             ---------------------------------
                                                                $   12,675      $   17,432
                                                             =================================

As at December 31, 2002, computer equipment includes $56,295 of equipment held under capital lease, with accumulated depreciation to date of $55,346. In connection with this leased equipment the Company has lease obligations of $9,956.

NOTE 5 - LOANS PAYABLE
--------------------------------------------------------------------------------

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2003), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company's common stock at a price equal to 80% of the average selling price of the Company's common stock for the fifteen days prior to conversion. To December 31, 2002, $400,000 has been loaned by PCMI to the Company and a total of $102,898 of interest has been accrued. During the year $127,898 was repaid to PCMI leaving $375,000 owing as at December 31, 2002. PCMI and certain of its officers and directors who were also shareholders of DHI sold their shareholdings in DHI to the Company in connection with the minority shareholder offer as described in Note 3, and as a result became shareholders of the Company.

During the year, the Company issued 2,000,000 share purchase warrants to PCMI in settlement of $122,500 of previously accrued finders' fees owing to PCMI from DHI in connection with a DHI financing completed prior to the Company's acquisition of DHI. PCMI amended the November 10, 2000 demand note to a promissory note, due on June 28, 2003. The warrants have a fair value of $85,100 which resulted in a contribution to additional paid in capital of $37,400. (Refer to Note 6)

In 2001, the Company and DHI signed a promissory note with Siden Investments Ltd. ("Siden") for $150,000. As consideration for entering into the agreement the Company agreed to pay the lender a $15,000 set up fee. The proceeds of the loan were used to repay a loan from DMD Investments Ltd. in the amount of $65,000 and to further settle liabilities of DHI. The loan bore interest, calculated monthly, at the Royal Bank Prime Rate plus four percent (4%) commencing November 1, 2001. During the year the principal and accrued interest was repaid in full. Subsequent to the date of repayment, a dispute arose between Siden and the Company regarding the exercisability of an Option Agreement (the "Option"). It was the Company's belief that inasmuch as the Option was granted as additional security for the Loan, and as the Loan had been repaid in full, the Option had terminated and was of no further force or effect. While Siden had not attempted to exercise the option, Siden had advised the Company that it believed it was entitled to do so. By settlement agreement dated May 24, 2002, Siden and the Company agreed that the Option is of no further force or effect and released each other from any mutual obligations, commitments or contractual arrangements. As a result, the Company recorded a contribution to additional paid in capital on settlement of debts of $122,500 resulting from the settlement of previously accrued finders' fees owing to Siden from DHI.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of restricted common stock of the Company in settlement of certain accounts payable of DHI in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

SHARE PURCHASE WARRANTS

On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 which resulted in a contribution to paid in capital of $85,100.

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

In accordance with the provisions of SFAS No. 123, for stock options granted to officers, directors and employees, the Company has provided pro forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for these stock options using the fair value method. The fair value of the options granted in the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 205% and a weighted average expected life of the option of 2 years.

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 is amortized to expense over the vesting period. In accordance with the provisions of SFAS 148, the Company's pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year consulting, management fees, bonuses and severance of $236,000 (2001 - $133,600) were incurred to three officers of the Company of which $110,000 was paid in cash, $50,000 was paid by way of issuance of 500,000 shares of the Company at $0.10 per share and $76,000 remains unpaid at December 31, 2002 (2001 - $50,000) and is included in accounts payable. See Note 6.

NOTE 8 - FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
NOTE 8 - FINANCIAL INSTRUMENTS (cont'd)
--------------------------------------------------------------------------------

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

NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at December 31, 2002 the Company and its subsidiary have net operating loss carryforwards of approximately $3,600,000 that result in deferred tax assets. The carryforwards will expire, if not utilized, commencing in 2006. The Company's subsidiary also has approximately $1,150,000 in fixed assets that have not been amortized for tax purposes. These fixed assets may be amortized in future at declining balance rates ranging from 20% to 100%, as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded in the current year as the Company and DHI have sufficient loss carryforwards to offset all taxable income recorded in the year.

NOTE 10 - CONTINGENCY
--------------------------------------------------------------------------------

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of AlbertaCo, specific performance of his contract, special damages in an amount of CAN $37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com commenced an action against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any; resulting from this litigation is presently not determinable.