Form 10QSB
period 2003-03-31
COMMUNICATE COM INC
filed 2003-05-13
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______   to _____

Commission File Number 000-29929

COMMUNICATE.COM INC.

(Exact name of small business as specified in its charter)

Nevada                                                                                        33-0786959

(State or other jurisdiction of                   (IRS Employer Identification Number)

                                                     incorporation or organization)

#600 – 1100 Melville Street, Vancouver, B.C. V6E 4A6

(Address of principal executive offices)

(604) 697-0136

 (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock $.001 Par Value                                                        14,691,339 shares outstanding as of May 14, 2003

Transitional Small Business Disclosure Format (Check one):    Yes [ ]       No [X]

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Financial Statements

Balance sheets as of March 31, 2003 and December 31, 2002
Statements of Operations as of March 31, 2003 and March 31, 2002
Statements of Cash Flows as of March 31, 2003
Notes to the Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Item 3.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings.

Item 2.	Changes in Securities.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K. Signatures Certifications

PART I

Item 1: Financial Statements.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2: Management’s discussion and analysis of financial condition and results of operations

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

Registrant presently has two administrative employees and two consultants, all of whom are employed by the Subsidiary. Registrant has relied on hourly-contractors to meet its technical needs and expects to continue the practice for the foreseeable future.

(a) Selected Financial Data

The following selected financial data was derived from Communicate’s unaudited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

	For the Quarters Ended

	March 31,	March 31,
	2003	2002

Statements of Operations Data

Net Domain Name Sales	--	$117,685
Domain Name Leasing and Advertising	$81,091	69,522
Other	66	25,887

General and Administrative	($ 20,362)	($ 27,575)
Professional Fees	(43,412)	(59,085)
Depreciation	(880)	(1,430)

Operating Income	$16,503	$125,005
Interest	(10,633)	(22,397)

Net Income Before Accounting Change	$5,870	$102,607

Cumulative Effect of Accounting Change	--	($ 1,426,736)

Net Loss for the Period	$5,870	($ 1,324,129)

Basic Earnings per Share Before	$0.000	$0.01
Accounting Change
Effect of Accounting Change	--	($ 0.10)
Basic Earnings (Loss) per Share	$0.000	($ 0.09)
Weighted Average Shares Outstanding	14,691,339	14,191,339

Balance Sheet Data	As at March 31,	As at December

	2003	31, 2002
Current Assets	$91,656	$77,459
Fixed Assets	11,797	12,675
Intangible Assets	1,793,264	1,793,264
Total Assets	$ 1,896,717	$ 1,883,398

Accounts Payable & Accrued	$372,728	$357,233
Liabilities
Loan Payable	375,000	375,000
Deferred Revenue	12,158	--
Total Liabilities	$759,886	$732,233

Common Stock	$5,201	$5,201
Additional Paid in Capital	3,066,516	3,066,516
Accumulated Deficit	($ 1,935,386)	($ 1,921,052)

(b) Results of Operation

REVENUES. In the first quarter of 2003, Registrant did not record any income from the trading of domain names as compared to the net revenue of $117,690 in the first quarter of 2002. Registrant is not expected to generate any trading revenue in the coming quarters; however Registrant would evaluate opportunity as it arises. In the first quarter of 2003, Registrant generated domain name leasing and advertising revenue of $81,091 as compared to $69,520 in the first quarter of 2002, an increase of 16.6%. While the pay-per-click revenue continues to perform as expected, growth is expected to come from providing leasing solutions to vendors and advertisers who seek specific demographic or traffic generated by the Registrant’s generic domain names. There is no assurance that Management can continue to grow this line of revenue.

Management will continue to market its portfolio of domain names in fiscal 2003 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Management believes that its portfolio of generic products or services category domain names will continue to generate interest from potential partners or purchasers despite a softened and depressed domain names aftersales market because of the intuitive and traffic-generating characteristics of Registrant’s domain names.

Registrant has negotiated with many of its trade creditors and capital lessors to settle on a reduced amount owing by the Subsidiary. In the first quarter of 2003, no gain resulting from debt settlement has been recorded. In the first quarter of 2002, gain resulting from debt settlement amounted to $23,000 and has been classified as other revenue. Any cashflow generated, net of monthly cash operatin g expenses, has been applied to reduce debt. This debt management program shall continue for the foreseeable future.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. In the first quarter of 2003, Registrant recorded general and administrative expense of $20,360 as compared to $27,580 in 2002. Management expects expenses to increase as hiring continues in the coming quarters.

PROFESSIONAL FEES. A substantial amount of the professional fees were for legal and auditing fees which were related to costs of regulatory filings.. Registrant continues to seek ways to reduce these costs. During the first quarter of 2003, pro fessional fees totaled $43,412 as compared to$59,085 in 2002, a decrease of 26.5%. While the Company continues to pursue litigation, management is unaware of factors which are likely to increase professional fees for the remaining quarters in 2003.

WRITE-DOWN OF INTANGIBLE ASSETS. As at January 1, 2002, the Registrant recorded an impairment of its intangible assets held for resale as required upon adoption of SFAS 142 which resulted from a decline in the market value of the Registrant’s stock in the amount of $1,426,736. The charge is a non-cash item and does not affect the cash position of the Registrant.

(c) Liquidity and Capital Resources

At March 31, 2003 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $668,230. During the three- month ended March 31, 2003 Registrant had a net income of $5,870 and an increase in cash of $7,015, compared to a net loss of $1,324,130 and a decrease in cash of $17,052 for the same quarter of last year. Operating activities generated cashflows of $27,221 from an increase in accounts payable and deferred revenue and from net income generated during the quarter. Registrant has accumulated a deficit of $1,940,721 since inception and has a stockholders’ equity of $1,136,831 as at March 31, 2003. Due to the working capital deficit, there is substantial doubt about Registrant’s ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on- line businesses; (ii) selling products and services of third parties; (iii) fees resulting from traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

Registrant and the Subsidiary cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary’s expected cash requirement for the next 12 months is $200,000 notwithstanding a term loan of $375,000 due and payable on June 28, 2003. The Registrant is currently in discussion with the lender to refinance the term loan with otherwise similar terms but with a maturity of not less than two year upon execution. Registrant expects to raise any additional funds not related to the term loan by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

Although the foregoing actions are expected to cover Registrant’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Registrant will be able to raise sufficient cash to meet these cash requirements.

Registrant has no current plans to purchase any plant or significant equipment.

(d) Uncertainties Relating to Forward-Looking Statements

Management’s discussion and analysis of Registrant’s financial condition and the results of its operations and other sections of this report, contain forward looking statements, that are based upon the current beliefs and expectations of Registrant’s management, as well as assumptions made by, and information currently available to, Registrant’s management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward- looking statements. As well, Registrant’s future results, performance or achievements could differ materially from those expressed in, or implied by, any forward- looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Item 3: Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Treasurer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In December 1999, the Subsidiary commenced a lawsuit in the Supreme Court of British Columbia (No. C996417) against Paul Green, the former chief executive officer of the Subsidiary, for breach of fiduciary duty for wrongfully attempting to appropriate the Subsidiary’s business opportunities. The Subsidiary is seeking an undetermined amount of damages and a declaration that it had just cause to terminate Paul Green as the CEO in or about June 1999. No decision has been rendered in this case and the Company cannot predict whether it will prevail, and if it does, what the terms of any judgment may be.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first three months of the fiscal year covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Index to and Description of Exhibits.

EXHIBIT            DESCRIPTION

F-1                     Financial Statements

(B) Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the first quarter end ing March 31, 2003.

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                  COMMUNICATE.COM INC.

Date: May 14, 2003                                                                                                    By: /s/  David M Jeffs

CERTIFICATIONS

I, David M Jeffs, certify that:

1.	I have reviewed this quarterly report on Form 10 -QSB of Communicate.com Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ David M Jeffs

David M Jeffs, Director and CEO

CERTIFICATIONS

I, J Cameron Pan, certify that:

1.	I have reviewed this quarterly report on Form 10 -QSB of Communicate.com Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ J Cameron Pan

J Cameron Pan - Treasurer

Exhibits

Financial Statements F-1