Form 10QSB
period 2003-06-30
COMMUNICATE COM INC
filed 2003-08-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

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
$.001 Par Value    as of August 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I. Financial Information

Item 1.             Financial Statements

Balance sheets as of June 30, 2003 and December 31, 2002
Statements of Operations as of June 30, 2003 and June 30, 2002
Statements of Cash Flows as of June 30, 2003
Notes to the Financial Statements

Item 2.             Management's discussion and analysis of financial condition and results of operations

Item 3.             Controls and Procedures.

PART II. Other Information

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

Signatures

Certifications

Page - 2

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

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing the debt of the Subsidiary. Registrant generates revenue from leasing domain names, from sales commissions from the sale of third-party products and services utilizing the Internet, from "pay-per-click" revenue and from the sale of domain name assets that Registrant believes are not essential to its business. Since May 2003, Registrant has begun selling online directly to customers fragrances and other beauty products.

Registrant presently has six sales and administrative staff and three technical employees, all of whom are employed by the Subsidiary. Whereas the Registrant previously has relied on hourly-contractors to meet its technical needs, improving business conditions enabled the hiring of full-time staff to sell its products and to service its websites.

(a)    Selected Financial Data

The following selected financial data was derived from Communicate’s unaudited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended		For the Six-Month Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Statements of Operations Data

Domain Name Leasing and Advertising	$118,203	$112,502	$199,294	$182,023
Domain Name Sales	--	60,000	--	260,000
Product Sales and Other	55,692	11,926	55,758	37,814
Total Revenues	$173,895	$184,428	$255,052	$479,837

Domain Name Leasing and Advertising	--	--	--	--
Cost of Domain Name Sales	--	$39,262	--	$121,577
Product Purchases	$46,401	--	$46,401	--
Total Cost of Revenues	$46,401	$39,262	$46,401	$121,577

Gross Profit	$127,494	$145,166	$208,651	$358,260

General and Administrative	($ 36,531)	($ 84,876)	($ 56,893)	($ 112,451)
Professional Fees	(51,498)	(58,124)	(94,910)	(117,209)
Depreciation	(794)	(1,248)	(1,674)	(2,678)

Operating Income (Loss)	$38,671	$918	$55,174	$125,922

Interest	(10,870)	(12,175)	(21,503)	(34,572)
Loss on Acquisition of Minority Interest	--	(15,471)	--	(15,471)

Net Income (Loss) Before Accounting Change	$27,801	($ 26,728)	$33,671	$75,879

Cumulative Effect of Accounting Change	--	--	--	($1,426,736)

Net Income (Loss) for the Period	$27,801	($ 26,728)	$33,671	($1,350,857)

Basic Earnings (Loss) per Share Before Accounting Change	$0.002	($ 0.002)	$0.002	$0.005
Effect of Accounting Change	--	--	--	($ 0.10)
Basic Earnings (Loss) per Share	$0.002	($ 0.002)	$0.002	($ 0.10)
Weighted Average Shares Outstanding	14,691,339	14,202,328	14,691,339	14,196,864

Balance Sheet Data	As at June 30, 2003	As at December 31, 2002

Current Assets	$137,605	$77,459
Fixed Assets	11,002	12,675
Intangible Assets	1,793,264	1,793,264
Total Assets	$1,941,871	$1,883,398

Accounts Payable & Accrued Liabilities	$398,963	$357,233
Loan Payable	375,000	375,000
Deferred Revenue	9,746	--
Total Liabilities	$783,709	$732,233

Common Stock	$5,701	$5,201
Additional Paid in Capital	3,066,516	3,066,516
Accumulated Deficit	($ 1,914,055)	($ 1,921,052)

Page - 4

(b)    Results of Operations

REVENUES AND COSTS OF REVENUES .

Domain Name Leasing and Advertising . In the second quarter of 2003, Registrant generated domain name leasing and advertising revenue of $118,203 as compared to $112,502 in the second quarter of 2002, an increase of 5.1%. Revenues from leasing in the third and subsequent quarters are expected to decline monthly by $9,000 starting in August as a lessee for certain sports domain names has defaulted on its lease and purchase agreement with the Registrant; monthly revenues from advertising in the third and subsequent quarters are expected to increase to offset much of the decline as a result of those sports domain names becoming available for advertising. While the pay-per-click revenue continues to perform as expected, growth is expected to come from providing leasing solutions to vendors and advertisers who seek specific demographic or traffic generated by the Registrant’s generic domain names. There is no assurance that Management can continue to grow this line of revenue.

Domain Names Sales . In the second quarter of 2003, Registrant did not record any income from the trading of domain names as compared to revenue of $60,000 (cost of $39,262) in the second quarter of 2002. Registrant is currently in discussions to sell four domain names; however Management cannot predict the outcome of these discussions. Other than as disclosed Registrant is not expected to generate any other trading revenue in the coming quarters; however Registrant will evaluate opportunities as they arise.

Management will continue to market its portfolio of domain names in fiscal 2003 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Management believes that its portfolio of generic products or services category domain names will continue to generate interest from potential partners or purchasers despite a softened domain names after-sales market because of the intuitive and traffic-generating characteristics of Registrant’s domain names.

Product Sales . Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com Internet site and perfume.com shortly thereafter. The sites are performing better than expected with sales in the second quarter of 2003 of $55,692, or approximately $1,200 per day, with cost of purchases and shipping totaling $46,401 resulting in gross profit margin of approximately 16.7%. Sales currently are averaging $1,500 per day with a steady profit margin.

Other . Registrant continues to negotiate with its trade creditors and capital lessors to settle on a reduced amount owing by the Subsidiary. In the second quarter of 2003, no gain resulting from debt settlement has been recorded. In the first quarter of 2002, gain resulting from debt settlement amounted to $11,926 and has been classified as other revenue. Any cashflow generated, net of monthly cash operating expenses, has been applied to reduce debt. This debt management program shall continue for the foreseeable future.

Page - 5

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. In the second quarter of 2003, Registrant recorded general and administrative expense of $36,531 as compared to $84,876 in 2002. The amount incurred in 2002 included a one-time work-related settlement. By excluding the previously noted amount, general and administrative expense would have been $34,876 in the second quarter of 2002. As such general and administrative expense has increased by approximately 4.7% in the second quarter year over year, and the increase is in line with the hiring of new staff in June 2003. Management expects expenses to increase as hiring continues and overhead adapts to increased sales activities albeit in a reasonable and controlled pace.

PROFESSIONAL FEES. A substantial amount of the professional fees incurred were for legal and auditing fees related to costs of regulatory filings and for management’s consulting fees. Registrant continues to seek ways to reduce these costs. During the second quarter of 2003, professional fees totaled $51,498 as compared to $58,124 in 2002, a decrease of 11.4%. While the Company continues to pursue litigation, management is unaware of factors which are likely to increase professional fees for the remaining quarters in 2003.

CHANGE IN ACCOUNTING POLICY. As at January 1, 2002, the Registrant recorded an impairment of its intangible assets held for resale as required upon adoption of SFAS 142 which resulted from a decline in the market value of the Registrant’s stock in the amount of $1,426,736. The charge is a non-cash item and does not affect the cash position of the Registrant.

(c)    Liquidity and Capital Resources

At June 30, 2003 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $646,104. During the six-month ended June 30, 2003 Registrant had net income of $33,671 and an increase in cash of $52,463, compared to net income of $75,879 and an increase in cash of $31,652 for the same period of last year. Operating activities generated cashflows of $79,138 from an increase in accounts payable and deferred revenue and from net income generated during the six-month period, offset by an increase in receivables and prepaid expenses. Registrant has accumulated a deficit of $1,912,920 since inception and has a stockholders’ equity of $1,158,162 as at June 30, 2003. Due to the working capital deficit, there is substantial doubt about Registrant’s ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through operations or outside funding. Registrant cannot predict whether it will be able to do so.

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of third parties; (iii) fees resulting from traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

Registrant and the Subsidiary may not be able to satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary’s expected cash requirement for the next 12 months is $200,000. The Registrant negotiated with the lender to refinance a term loan $375,000 due and payable on June 28, 2003 with otherwise similar terms but with a new due and payable date of June 28, 2005. Registrant expects to raise any additional funds not related to the term loan by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, particularly in light of existing market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses. In that case Registrant will proceed by approaching current shareholders for loans or equity capital to cover operating costs.

Page - 6

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

Item 3: Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Page - 7

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

On July 14, 2003, Multinational Investment Corp. ("MIC") commenced a legal action in the State of Virginia (No. L215105) against the Subsidiary for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001 and title to the disputed domain name. On August 6, 2003 the Subsidiary filed its statement of defence and counterclaim for multiple breaches of contracts and sought damages of up to $3 million. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

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

Page - 8

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A)         Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
10.1	Agreement to Extend Term of Promissory Note Dated May 19, 2003
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certificate of Chief Executive Office and Chief Financial Officer

(B)         Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the second quarter ending June 30, 2003.

Page - 9

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

/s/ David M. Jeffs
By :
Name:     David M. Jeffs
Title :    Director and CEO
Dated:    August 14, 2003

/s/ J. Cameron Pan
By :
Name:     J. Cameron Pan
Title :    CFO
Dated:    August 14, 2003

Page - 10

Exhibit 31

Page - 11

CERTIFICATIONS
I, David M Jeffs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

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

Date: August 14, 2003

/s/ David M Jeffs
David M Jeffs, Director and CEO

Page - 12

CERTIFICATIONS
I, J Cameron Pan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

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

Date: August 14, 2003

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 13

Exhibit 32

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. ("Communicate") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

August 14, 2003

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. ("Communicate") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

August 14, 2003

Page - 16

Exhibits

Financial Statements                                                                                                                                                               F-1

Page - 17

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

Page - 18

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 19

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,990	$55,527
Accounts receivable	15,255	19,957
Advances receivable	7,300	-
Prepaid expenses	7,060	1,975

	137,605	77,459

FIXED ASSETS (N ote 3)	11,002	12,675
INTANGIBLE ASSETS HELD FOR RESALE (Note 2)	1,793,264	1,793,264

	$1,941,871	$1,883,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$398,963	$357,233
Loan payable (Note 4)	375,000	375,000
Deferred revenue	9,746	-

	783,709	732,233

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS’ EQUITY
Capital stock (note 5)
Authorized
50,000,000 Common shares, $.001 par value
Issued and outstanding
14,691,339 (2002 – 14,691,339) Common shares	5,701	5,701
Additional paid in capital	3,066,516	3,066,516
Accumulated deficit	(1,912,920)	(1,946,591)
Accumulated other comprehensive income	(1,135)	25,539

	1,158,162	1,151,165

	$1,941,871	$1,883,398

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003		Six months ended June 30, 2002

REVENUES
Domain name leasing and advertising	$118,203	$112,502	$199,294		$182,023
Domain name sales	-	60,000	-		260,000
Product sales and other	55,692	11,926	55,758		37,814

Total revenue	173,895	184,428	255,052		479,837

COST OF REVENUES
Domain name leasing and advertising	-	-	-		-
Cost of domain name sales	-	39,262	-		121,577
Product purchases	46,401	-	46,401		-

Total cost of revenues	46,401	39,262	46,401		121,577

GROSS PROFIT	127,494	145,166	208,651		358,260

EXPENSES
General and administrative	36,531	84,876	56.893		112,451
Professional and consulting fees	51,498	58,124	94,910		117,209
Depreciation	794	1,248	1,674		2,678

	88,823	144,248	153,477		232.338

OPERATING INCOME	38,671	918	55,174		125,922
INTEREST EXPENSE	(10,870)	(12,175)	(21,503)		(34,572)
LOSS ON ACQUISITION OF MINORITY INTEREST	-	(15,471)	-		(15,471)

NET INCOME (LOSS) BEFORE THE FOLLOWING	27,801	(26,278)	33,671		75,879
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 2)	-	-	-		(1,426,736)

NET INCOME (LOSS) FOR THE PERIOD	$27,801	$(26,278)	$33,671		$(1,350,857)

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$ 0.00	$ (0.00)	$0.00	$	(0.00)
EFFECT OF ACCOUNTING CHANGE	-	-	-		(0.10)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)	$0.00		$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,691,339	14,202,328	14,691,339		14,196,864

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$33,671	$(1,324,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- cumulative effect of accounting change	-	1,426,736
- non-cash expenses and costs of revenue	-	121,577
- depreciation	1,674	2,678
- accrued interest	-	25,874
- accounts receivable	4,702	40,291
- advances receivable	(7,300)	-
- prepaid expenses	(5,085)	4,196
- accounts payable and accrued liabilities	41,730	35,345
- deferred revenue	9,746	2,912

CASH FROM OPERATING ACTIVITIES	79,138	308,752

CASH FLOWS FROM FINANCING ACTIVITIES
- loan proceeds (repayments)	-	(227,093)
- lease obligation repayments	-	(9,947)

CASH FLOWS USED IN FINANCING ACTIVITIES	-	(237,040)

EFFECT OF EXCHANGE RATE CHANGES	(26,675)	(40,060)

INCREASE IN CASH AND CASH EQUIVALENTS	52,463	31,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,527	52,672

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,990	$84,324

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 22

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. ("CMNN" or "the Company"). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed it sname to Domain Holdings Inc. on April 5, 2002 ("DHI"). During December 2000 CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI and in the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders. At June 30, 2003, CMNN owns 93% of the outstanding shares of DHI.

DHI owns a portfolio of simple, intuitive domain names. DHI’s current business strategy is to seek partners to develop its domain names to include content, commerce and community applications. DHI has also entered into agreements to sell or lease certain of its domain names.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2003 the Company has a working capital deficiency of $646,104 and has incurred substantial losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to generate profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Page - 23

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition
Revenues from the sale and lease of domain names, whose carrying values are recorded as intangible assets held for resale, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of these proceeds is subject to a high level of uncertainty; accordingly revenues are recognized only as received in cash. Lease payments paid in advance are recorded as deferred revenue.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectibility can be reasonably assured.

Revenues from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured.

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

		Six months ended June 30, 2003	Six months ended June 30, 2002

Net income (loss) for the period	As reported	$33,671	$-
SFAS 123 compensation expense	Pro-forma	(12,354)	-

Net income for the period	Pro-forma	21,317	$-

Pro-forma basic net income per share	Pro-forma	$0.00	$-

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

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no effect on the current period’s basic earnings per share.

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

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets held for resale has occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company’s net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change. The balance of the Company’s intangible assets, being $1,793,264 at June 30, 2003, has been determined to have an indefinite life and management has determined that the value of its intangible asset does not require a further impairment charge.

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Website Development Costs
The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred. To date the Company has not capitalized any website development costs.

Recent accounting pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 does not have a material impact on the Company’s financial position or results of operations.

Comparative figures
Certain of the comparative figures have been restated to conform to the current year’s presentation.

NOTE 3 – FIXED ASSETS

	June 30, 2003	December 31, 2002

Computer equipment	$208,388	$208,388
Furniture and fixtures	6,568	6,568
Office equipment	3,993	3,993

	218,949	218,949
Less: accumulated depreciation	(63,524)	(61,851)
Less: accumulated impairment provision	(144,423)	(144,423)

	$11,002	$12,675

NOTE 4 – LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at June 30, 2003, $375,000 has been loaned by PCMI to the Company and a total of $21,503 of interest has been paid for the six month period ended June 30, 2003.

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of restricted common stock of the Company in settlement of certain accounts payable of DHI in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

Share Purchase Warrants
On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500 subsequently extended to June 28, 2005. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 which resulted in a contribution to paid in capital of $85,100.

Stock options
The Company does not have a formal Stock Option Plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On July 24, 2002 the Company granted an officer 580,000 stock options at an exercise price of $0.10 per share. The options vest evenly over two years commencing July 24, 2002. No compensation expense will be recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company’s common shares as at the date of the award.

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

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 is amortized to expense over the vesting period. In accordance with the provisions of SFAS 148, the Company’s pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2003 consulting fees and salaries totalling $72,000 (2002 - $2,000) were incurred and paid to the two officers of the Company. At June 30, 2003 $76,000 remains owing to one officer and is included in accounts payable. The $76,000 payable is unsecured and non-interest bearing and has no fixed terms of repayment however, management plans on paying the officer during the current fiscal year as funds become available.

NOTE 7 – FINANCIAL INSTRUMENTS

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

Page - 27

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 7 – FINANCIAL INSTRUMENTS (cont’d)

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

Fair values of financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable, and lease obligation. The fair values of these financial instruments approximate their carrying values.

NOTE 8 – INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at June 30, 2003 the Company and its subsidiary have net operating loss carryforwards of approximately $3,600,000 that result in deferred tax assets. The carryforwards will expire, if not utilized, commencing in 2006. The Company’s subsidiary also has approximately $1,150,000 in fixed assets that have not been amortized for tax purposes. These fixed assets may be amortized in future at declining balance rates ranging from 20% to 100%, as necessary to reduce taxable income. M anagement believes that t he realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded in the current year as the Company and DHI have sufficient loss carryforwards to offset all taxable income recorded in the year.

NOTE 9 – CONTINGENCIES

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an amount of CAN $37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com commenced an action against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any; resulting from this litigation is presently not determinable.

On July 14, 2003, Multinational Investment Corp. ("MIC") commenced a legal action in the State of Virginia against DHI for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001 and title to the disputed domain name. On August 6, 2003 DHI filed its statement of defence and counterclaim for multiple breaches of contracts and sought damages of up to $3 million. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

Page - 28

AGREEMENT TO EXTEND TERM OF PROMISSORY NOTE

THIS AGREEMENT dated for reference 19 May 2003 is between Communicate.com Inc ., a Nevada corporation with a business office at Suite 600, 1100 Melville Street, Vancouver, BC, V6E 4A6 ("Communicate"); and Pacific Capital Markets Inc. , a British Columbia company with a business office at Suite 600, 1100 Melville Street, Vancouver, BC V6E 4A6 ("PCMI").

BACKGROUND:

A.      PCMI agreed to lend Communicate up to $1.5 million in November 2000. Communicate signed a demand promissory note in favour of PCMI to secure the entire amount of the loan. PCMI advanced a total of $400,000 under the loan agreement, all of it on 8 November 2000.

B.      In May 2002, Communicate asked PCMI to change the note from a demand note to a term note. PCMI agreed to a one-year term ending 28 June 2003. as consideration for PCMI’s agreeing to the term and consenting to the transfer to Communicate of a finders’ fee that Domain Holdings Inc. owed to PCMI in connection with an unrelated transaction, Communicate issued to PCMI two-year warrants exercisable for 2 million shares of Communicate’s common stock at $0.05 per share expiring 28 June 2004.

C.     Communicate wants to extend the term of the promissory note by two years.

D.      Communicate is up to date in its interest payments due under the note and has paid $25,000 on account of principal, leaving a principal balance owing to PCMI of $375,000.

IN CONSIERATION of $1 and the following mutual promises, the parties agree that:

  PCMI will extend the term of the promissory note for two years ending at 5:00 pm in Vancouver, British Columbia, on 28 June 2005.

  Communciate will extend the exercise period of the warrants for one year ending 5:00 pm in Vancouver, British Columbia, on 28 June 2005.

  All other terms and conditions of the note and the warrants remain effective.

THE PARTIES’ SIGNATURES below are evidence of their agreement.

Communicate.com Inc.                Pacific Capital Markets Inc.

/s/ David M. Jeffs	/s/ Rick Jeffs

Page - 29