Form 10QSB
period 2003-09-30
COMMUNICATE COM INC
filed 2003-11-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

                       $.001 Par Value                       as of November 12, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [   ] No [X]

Page - 1

 COMMUNICATE.COM INC.

REPORT ON FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I.            Financial Information

Item 1.            Financial Statements

Balance sheets as of September 30, 2003 and December 31, 2002

Statements of Operations as of September 30, 2003 and September 30, 2002

Statements of Cash Flows as of September 30, 2003

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

Registrant, through its majority-owned subsidiary, Domain Holdings, Inc. (formerly Communicate.com Inc.) (the "Subsidiary"), is involved in businesses that exploit commercial uses of the Internet. The Subsidiary markets and licenses a portfolio of approximately 40 domain names, 29 of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

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

Registrant presently has five sales and administrative staff and two technical employees, all of whom are employed by the Subsidiary. Whereas the Registrant previously has relied on hourly-contractors to meet its technical needs, improving business conditions enabled the hiring of full-time staff to sell its products and to service its websites.

(a)            Selected Financial Data

The following selected financial data was derived from Communicate’s unaudited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended		For the Nine-Month Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Statements of Operations Data
Domain Name Leasing and Advertising	$ 64,436	$ 92,931	$ 263,620	$ 274,854
Domain Name Sales	200,000	--	200,000	260,000
Product Sales and Other	130,298	6,177	186,056	43,991
Total Revenues	$ 394,734	$ 99,108	$ 649,676	$ 578,945

Domain Name Leasing and Advertising	--	--	--	--
Cost of Domain Sales and Commission	$ 20,000	--	$ 20,000	$ 121,577
Product Purchases	103,534	--	149,935	--
Total Cost of Revenues	$ 123,534	--	$ 169,935	$ 121,577

Gross Profit	$ 271,200	$ 99,108	$ 479,741	$ 457,368

General and Administrative	($ 64,006)	($ 10,401)	($ 120,899)	($ 122,852)
Professional Fees	(48,883)	(57,702)	(143,793)	(174,911)
Depreciation	(722)	(1,100)	(2,396)	(3,778)

Operating Income (Loss)	$ 157,589	$ 29,905	$ 212,653	$ 155,827

Interest	(10,870)	(12,643)	(32,373)	(47,215)
Gain on Settlement of Debts	--	54,403	--	54,403
Loss on Acquisition of Minority Interest	(2,238)	--	(2,238)	(15,471)

Net Income (Loss) Before Accounting Change	$ 144,481	$ 71,665	$ 178,042	$147,544

Cumulative Effect of Accounting Change	--	--	--	($1,426,736)

Net Income (Loss) for the Period	$ 144,481	$ 71,665	$ 178,042	($1,279,192)

Basic Earnings (Loss) per Share Before Accounting Change	$ 0.01	$ 0.00	$ 0.01	$ 0.01
Effect of Accounting Change	--	--	--	($ 0.10)
Basic Earnings (Loss) per Share	$ 0.01	$ 0.00	$ 0.01	($ 0.09)
Weighted Average Shares Outstanding	14,691,339	14,691,339	14,691,339	14,363,500

Balance Sheet Data	As at September 30, 2003	As at December 31, 2002
Current Assets	$ 290,504	$ 77,459
Fixed Assets	10,279	12,675
Intangible Assets	1,793,264	1,793,264
Total Assets	$ 2,094,047	$ 1,883,398

Accounts Payable & Accrued Liabilities	$ 444,198	$ 357,233
Loan Payable	375,000	375,000
Total Liabilities	$ 819,198	$ 732,233

Common Stock	$ 5,701	$ 5,201
Additional Paid in Capital	3,066,516	3,066,516
Accumulated Deficit	(1,797,368)	(1,921,052)
Total Stockholders’ Equity	$ 1,274,849	$ 1,151,165

Page - 4

(b)            Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the third quarter of 2003, Registrant generated domain name leasing and advertising revenue of $64,436 as compared to $92,931 in the third quarter of 2002, a decrease of 30.7%. Revenues from leasing have declined as the sports domain names are not currently being leased. Management does not anticipate leasing the sports domain names until the new fiscal year. Monthly revenues from advertising have declined also as several domain names, such as number.com and importers.com that previously were used for advertising are being developed for commercial evaluation during which time limited revenue is expected. While the pay-per-click advertising revenue continues to perform as expected as the Internet grows, this line of revenue will experience further decline of 30% in the fourth quarter. While Management strives to improve this line of business, there is no assurance that improvement can be achieved within the next two quarters.

Domain Names Sales. In the third quarter of 2003, Registrant sold an option for $200,000 non-refundable to an optionee to acquire four domain names – makep.com, automobile.com, exercise.com and body.com. The optionee has the rights to purchase from DHI each of the noted domain names for further payments of $200,000 every three-month in the next twelve-month period. In the fourth quarter of 2003, the optionee completed the purchase of makeup.com by paying $200,000. All proceeds from this purchase and sale, including the option amount, are subject to a finder’s fee of 10% payable to a related party who is a principal of Pacific Capital Markets Inc. which holds a promissory note issued by the Registrant. No such revenue was recorded in the third quarter of 2002. Other than the option agreement hereforth discussed, Registrant is not expected to generate any other trading revenue in the coming quarters; however Registrant will evaluate opportunities as they arise.

Management will continue to market its portfolio of domain names in fiscal 2003 and 2004 and identify potential purchasers who have substantial liquid assets to complete any contemplated purchase transactions. Management believes that its portfolio of generic products or services category domain names will continue to generate interest from potential partners or purchasers despite a softened domain names after-sales market because of the intuitive and traffic-generating characteristics of Registrant’s domain names.

Product Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com Internet site and perfume.com shortly thereafter. In the third quarter of 2003, the sites generated sales of $130,298, or approximately $1,500 per day, with cost of purchases and shipping totaling $103,534 resulting in gross profit margin of approximately 20.5%. Sales currently are averaging over $2,000 per day with a profit margin averaging below 20%. The margin is expected to move slightly lower as suppliers have indicated the firming of wholesale prices during the upcoming holiday season.

Page - 5

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including all facilities fees. In the third quarter of 2003, Registrant recorded general and administrative expense of $64,006 as compared to $10,401 in 2002. General and administrative expense has increased by approximately 615% in the third quarter year over year and by 75% over the previous quarter. The increase is in line with the hiring of several new staff in late June 2003. Management expects expenses to increase as hiring continues and overhead adapts to increased sales activities albeit at a reasonable and controlled pace.

PROFESSIONAL FEES. A substantial amount of the professional fees incurred were for legal and auditing fees related to costs of regulatory filings and for management’s consulting fees. Registrant continues to seek ways to reduce these costs. During the third quarter of 2003, professional fees totaled $48,883 as compared to $57,702 in 2002, a decrease of 15.3%. While the Company continues to pursue litigation, management is unaware of factors which are likely to increase professional fees in the fourth quarter of 2003.

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

At September 30, 2003 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $153,694. During the nine-month ended September 30, 2003 Registrant had net income of $178,042 and an increase in cash of $196,539, compared to net loss of $1,324,129 and an increase in cash of $31,652 for the same period of last year. Operating activities generated cashflows of $250,897 from an increase in accounts payable and from net income generated during the nine-month period, offset by an increase in receivables and advances. Registrant has accumulated a deficit of $1,768,548 since inception and has a stockholders’ equity of $1,274,849 as at September 30, 2003. Due to the working capital deficit, there is substantial doubt about Registrant’s ability to continue as a going concern. Registrant will only be able to continue operations if it raises additional funds, either through profitable operations or outside funding. Registrant cannot predict whether it will be able to do so.

In October 2003, Registrant became a 63% majority shareholder of FrequentTraveller.com, a company focused as a travel agency business in general and more specifically assigned rescindable travel rights for Brazil.com, Indonesia.com, Malaysia.com and Vietnam.com. FrequentTraveller.com has three employees and is not expected to generate sufficient revenue to cover expenses for at least twelve months.

Page - 6

The Registrant negotiated with the lender to refinance a term loan $375,000 due and payable on June 28, 2003 with otherwise similar terms but with a new due and payable date of June 28, 2005. As such, the note has been reclassified as a long-term liability. On November 3, 2003, Registrant received $200,000 from the sale of a domain name. Registrant has used a portion of the net proceeds, net of a commission payable of $20,000 paid into trust, to reduce the principal owing on a note payable by $75,000 to $300,000. Registrant plans to set aside a portion of net proceeds from the three remaining planned sales of domain names to pay down the note and use the balance of proceeds for operations.

Registrant and its subsidiaries may not be able to satisfy its cash requirements for the next 12 months without having to raise additional funds. The Subsidiary’s expected cash requirement for the next 12 months is $400,000.

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

Item 3: Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Registrant’s Chief Executive Officer and Chief Financial Officer believe the Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Registrant in this report is accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Registrant’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

On July 14, 2003, Multinational Investment Corp. (“MIC”) commenced a legal action in the State of Virginia (No. L215105) against the Subsidiary for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001 and title to the disputed domain name. On August 6, 2003 the Subsidiary filed its statement of defence and counterclaim alleging various breaches of contract, and on October 24, 2003, the Subsidiary filed an amended counterclaim, which includes Global Explorations, Inc. as a party defendant. The parties are currently engaged in settlement discussions; however, the Subsidiary intends to proceed with litigation if the matter cannot be resolved. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

Registrant is not aware of any other pending or threatened material legal proceedings.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Page - 8

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months of the fiscal year covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A)       Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certificate of Chief Executive Office and Chief Financial Officer

(B)       Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the third quarter ending September 30, 2003.

Page - 9

PART  II  -  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

by:  /s/ David M. Jeffs
Name:      David M. Jeffs
Title:     Director and CEO
Dated:                                November 13, 2003
by:  /s/ J. Cameron Pan
Name:                                  J. Cameron Pan
Title:                                CFO
 Dated:                                November 13, 2003

Page - 10

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

Date: November 13, 2003

 /s/ David M Jeffs
David M Jeffs, Director and CEO

Page - 11

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

Date: November 13, 2003

/s/ J Cameron Pan
 J Cameron Pan - CFO

Page - 12

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer
November 13, 2003

Page - 13

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
November 13, 2003

Page - 14

Exhibits

Financial Statements F-1

Page - 15

Communicate.com Inc.

INTERIM consolidated Financial Statements

SEPTEMBER 30, 2003

(Unaudited)

Page - 16

CONSOLIDATED Balance Sheets

INTERIM consolidated Statements of Operations

interim consolidated Statements of Cash Flows

Notes to interim consolidated Financial Statements

Page - 17

Communicate.com Inc.

consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 252,066	$ 55,527
Accounts receivable	21,667	19,957
Advances receivable	14,788	-
Prepaid expenses	1,983	1,975

	290,504	77,459

Fixed assets (Note 3)	10,279	12,675
intangible assets held for resale (Note 2)	1,793,264	1,793,264

	$ 2,094,047	$ 1,883,398

Liabilities AND Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$ 444,198	$ 357,233
Loan payable (Note 4)	-	375,000

	444,198	732,233

LOAN PAYABLE (Note 4)	375,000	-

	819,198	732,233

Commitments and contingencies (Notes 1 and 9)

Stockholders’ Equity
Capital stock (note 5)
Authorized
50,000,000 Common shares, $.001 par value
Issued and outstanding
14,691,339 (2002 – 14,691,339) Common shares	5,701	5,701
Additional paid in capital	3,066,516	3,066,516
Accumulated deficit	(1,768,549)	(1,946,591)
Accumulated other comprehensive income	(28,819)	25,539

	1,274,849	1,151,165

	$ 2,094,047	$ 1,883,398

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 18

Communicate.com Inc.

INTERIM consolidated Statements of Operations

(Unaudited)

	Three months ended Sept 30, 2003	Three months ended Sept 30, 2002	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002

RevenueS
Domain name leasing and advertising	$ 64,436	$ 92,931	$ 263,620	$ 274,954
Domain name sales (Note 10)	200,000	-	200,000	260,000
Product sales and other	130,298	6,177	186,056	43,991

Total revenues	394,734	99,108	649,676	578,945

COST OF REVENUES
Domain name leasing and advertising	-	-	-	-
Cost of domain name sales and commission	20,000		20,000	121,577
Product purchases	103,534	-	149,935	-

Total cost of revenues	123,534	-	169,935	121,577

GROSS PROFIT	271,200	99,108	479,741	457,368

Expenses
General and administrative	64,006	10,401	120,899	122,852
Professional and consulting fees	48,883	57,702	143,793	174,911
Depreciation	722	1,100	2,396	3,778

	113,611	69,203	267,088	301,541

Operating INCOME	157,589	29,905	212,653	155,827
Interest EXPENSE	(10,870)	(12,643)	(32,373)	(47,215)
GAIN ON SETTLEMENT OF DEBTS	-	54,403	-	54,403
LOSS ON ACQUISITION OF MINORITY INTEREST	(2,238)	-	(2,238)	(15,471)

NET INCOME BEFORE the FOLLOWING	144,481	71,665	178,042	147,544
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 2)	-	-	-	(1,426,736)

Net INCOME (loss) for the PERIOD	$ 144,481	$ 71,665	$ 178,042	$ (1,279,192)

Basic EARNINGS (loss) per share BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$ 0.01	$ 0.00	$ 0.01	$ 0.01
EFFECT OF ACCOUNTing CHANGE	-	-	-	(0.10)

Basic EARNINGS (loss) per share	$ 0.01	$ 0.00	$ 0.01	$ (0.09)

Weighted average number of common shares outstanding	14,691,339	14,691,339	14,691,339	14,363,500

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

Communicate.com Inc.

INTERIM consolidated Statements of cash flows

(Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Cash flows from operating activities
Net income (loss) for the period	$ 178,042	$ (1,279,192)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- cumulative effect of accounting change	-	1,426,736
- gain on settlement of debts	-	(54,403)
- non-cash expenses and costs of revenue	-	121,577
- depreciation	2,396	3,778
- accrued interest	-	37,162
- accounts receivable	(1,710)	47,557
- advances receivable	(14,788)	-
- prepaid expenses	(8)	6,828
- accounts payable and accrued liabilities	86,965	(3,288)
- deferred revenue	-	(3,999)

CASH FROM OPERATING ACTIVITIES	250,897	302,756

Cash flows from financing activities
- loan proceeds (repayments)	-	(263,617)
- lease obligation repayments	-	(10,406)

Cash flows used in financing activities	-	(274,023)

EFFECT OF EXCHANGE RATE CHANGES	(54,358)	(11,858)

Increase in cash and cash equivalents	196,539	16,875

Cash and cash equivalents, Beginning of PERIOD	55,527	52,672

Cash and cash equivalents, End of PERIOD	$ 252,066	$ 69,547

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

Communicate.com Inc.

notes to INTERIM consolidated financial statements

September 30, 2003

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. (“CMNN” or “the Company”). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed its name to Domain Holdings Inc. on April 5, 2002 (“DHI”). During December 2000 CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI.  In the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders and in the end of the third quarter of 2003, acquired another 1% of the outstanding shares of DHI from a minority shareholder. At September 30, 2003, CMNN owns 94% of the outstanding shares of DHI.

DHI owns a portfolio of simple, intuitive domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI has also entered into agreements to sell or lease certain of its domain names that have no immediate plan for development.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2003 the Company has a working capital deficiency of $153,694 and has incurred substantial losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and to generate profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of the Company and the 94% interest in its subsidiary, DHI.  All significant intercompany balances and transactions are eliminated on consolidation.

Fixed assets

Fixed assets are recorded at cost.  Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer equipment	30% declining balance
Furniture and fixtures	20% declining balance
Office equipment	20% declining balance

One-half year depreciation is taken in the year of acquisition on certain capital assets.

Page - 21

Communicate.com Inc.

notes to INTERIM consolidated financial statements

September 30, 2003

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Nine months ended September 30, 2003	Nine months ended September 30, 2002

Net income (loss) for the period	As reported	$ 144,481	$ (1,279,192)
SFAS 123 compensation expense	Pro-forma	(18,633)	(4,641)

Net income for the period	Pro-forma	$ 125,848	$ (1,283,833)

Pro-forma basic net income per share	Pro-forma	$ 0.01	$ (0.09)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Page - 22

Communicate.com Inc.

notes to INTERIM consolidated financial statements

September 30, 2003

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Intangible assets held for resale

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets held for resale has occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company’s net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change.  The balance of the Company’s intangible assets, being $1,793,264 at September 30, 2003, has been determined to have an indefinite life and management has determined that the value of its intangible asset does not require a further impairment charge.

Page - 23

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Website Development Costs

The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  To date the Company has not capitalized any website development costs.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 does not have a material impact on the Company’s financial position or results of operations.

Comparative figures

Certain of the comparative figures have been restated to conform to the current year’s presentation.

NOTE 3 – FIXED ASSETS

	September 30, 2003	December 31, 2002
Computer equipment	$ 208,388	$ 208,388
Furniture and fixtures	6,568	6,568
Office equipment	3,993	3,993

	218,949	218,949
Less: accumulated depreciation	(64,247)	(61,851)
Less: accumulated impairment provision	(144,423)	(144,423)

	$ 10,279	$ 12,675

NOTE 4 – LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. (“PCMI”), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000.  Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at September 30, 2003, $375,000 has been loaned by PCMI to the Company and a total of $32,373 of interest has been paid for the nine-month period ended September 30, 2003.

On November 3, 2003, the Company repaid principal of $75,000 on the promissory note to PCMI.  (See Note 11.)

Page - 24

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2003 consulting fees and salaries totalling $108,000 (2002 - $36,000) were incurred and paid to the two officers of the Company. At September 30, 2003 $76,000 remains owing to one officer and is included in accounts payable.  The $76,000 payable is unsecured and non-interest bearing and has no fixed terms of repayment however, management plans on paying the officer during the current fiscal year as funds become available.

During the quarter ended September 30, 2003 a commission payable of $20,000 has been accrued and funds put into trust for a related party who is a principal of Pacific Capital Markets Inc. (See Note 10) In November 2003, a further commission payable of $20,000 has been accrued in connection with the sale of domain names and funds put into trust for the same related party.  (See Note 11.)

Page - 25

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

As at September 30, 2003 the Company and its subsidiary have net operating loss carryforwards of approximately $3,400,000 that result in deferred tax assets.  The carryforwards will expire, if not utilized, commencing in 2006. The Company’s subsidiary also has approximately $1,150,000 in fixed assets that have not been amortized for tax purposes. These fixed assets may be amortized in future at declining balance rates ranging from 20% to 100%, as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

No tax provision has been recorded for the current year’s earnings as the Company and DHI have sufficient loss carryforwards to offset all taxable income recorded in the year.

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

On July 14, 2003, Multinational Investment Corp. (“MIC”) commenced a legal action in the State of Virginia against DHI for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001 and title to the disputed domain name.  On August 6, 2003 DHI filed its statement

Page - 26

NOTE 9 – CONTINGENCIES (cont’d)

of defence and counterclaim alleging various breaches of contract, and on October 24, 2003, DHI filed an amended counterclaim, which includes Global Explorations, Inc. as a party defendant. The parties are currently engaged in settlement discussions; however, DHI intends to proceed with litigation if the matter cannot be resolved. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

NOTE 10 – DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and gave Manhatten Assets the options to purchase the four domain names for $200,000 each beginning on November 3, 2003 and every three-months thereafter until August 3, 2004.  The total sales price for the four domain names is $1,000,000. If any of the payments is not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale, calculated and payable monthly as the greater of 5% of net revenues or $2,500. A commission of 10% is payable to a related party on the sales proceeds of $1,000,000, but only as the proceeds are received (See Note 6).

NOTE 11 – SUBSEQUENT EVENT

Frequenttraveller.com

On October 1, 2003, the Company acquired a 63% interest in FrequentTraveller.com Inc., a start-up online destination travel company in consideration for $35,000, to be paid in services.  Frequenttraveller.com has developed and is operating travel sales websites utilizing non-exclusive access to the Company’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com whereby the Company will continue to own the aforementioned domain names and to develop other businesses other than travel sales for them.  The Company will account for the transaction using the purchase method and consolidate the results from FrequentTraveller.com Inc. beginning October 1, 2003.

Sale of Makeup.com

On November 3, 2003, the Company sold the domain name makeup.com for $200,000 with a cost of $82,315 and accrued a commission payable of $20,000. Using the net proceeds, the Company repaid $75,000 principal on a note outstanding. (See Note 6 and 10.)

Page - 27