Form 10KSB
period 2003-12-31
COMMUNICATE COM INC
filed 2004-03-30
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number    000-29929

COMMUNICATE.COM INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0346310 (I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)
600 – 1100 Melville Street, Vancouver, British Columbia	V6E 4A6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 697-0136

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ x ] No [  ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Page - 1

State issuer’s revenues for its most recent fiscal year.       $1,230,835.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,888,662 as of March 25, 2004 {$0.42 x 14,020,623}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2004
Common Stock - $0.001 par value	14,741,339

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (Check one):    Yes [   ]     No [ x ]

Page - 2

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2003, including the discussion of the business of Communicate.com Inc. (“Communicate”, “CMNN” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Communicate, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Communicate’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2004; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2004 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate’s filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2003, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-KSB and Communicate disclaims any duty to update any such forward-looking statements.

Communicate may, from time to time, make oral forward-looking statements. Communicate strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Communicate’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Communicate to materially differ from those in the oral forward-looking statements. Communicate disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Page - 3

PART I

Item 1.   Description of Business.

General

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”. Communicate changed its name on August 21, 2000 to “Communicate.com Inc.” Communicate has an authorized capital of 50,000,000 shares of common stock with 14,741,339 shares currently issued and outstanding.

Communicate was organized as a development stage company with the intent to acquire assets or shares of an entity actively engaged in business that generated revenues in exchange for Communicate’s securities. On November 10, 2000, pursuant to an agreement with the principal shareholder of Domain Holdings Inc. (“DHI”), Communicate acquired a majority interest in DHI. See Item 5. – Market for Common Equity – Recent Sales of Unregistered Securities.

Communicate’s principal operating subsidiary, Domain Holdings Inc., an Alberta corporation was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”. DHI changed its name on April 14, 1999 to Communicate.com Inc. and, on April 5, 2002, changed its name to Domain Holdings Inc. DHI has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 21,127,711 (94%) of which are held by Communicate.

FrequentTraveller.com Inc. On October 1, 2003, Communicate acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT” or “FT.com”), a private Nevada corporation incorporated on October 29, 2002. As of December 31, 2003, Communicate owned 57% interest in FT. FT provides travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by Communicate.com, namely Brazil.com, Indonesia.com, Malaysia.com and Vietnam.com. FT commenced limited operations in November 2003. Currently, FT has an authorized capital of 200,000,000 shares of common stock with 631,818 shares issued and outstanding, 350,000 (55%) of which are held by Communicate.

Domain Holdings Inc. and FrequentTraveller.com Inc. (the “Subsidiaries”) together are the subsidiaries of Communicate.

Neither Communicate nor the Subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Communicate’s business.

References in this Annual Report to Communicate include the Subsidiaries, unless otherwise stated.

Business of Communicate and the Subsidiaries

Communicate’s sole business currently is that of managing the business of the Subsidiaries. DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures, and FT is in the business of selling travel services.

Online Business Network. DHI holds title to a portfolio of intuitive, generic domains in a variety of categories, such as Health & Beauty (such as Cologne.com and Perfume.com) and Sports & Recreation (such as Wrestling.com and Boxing.com). Communicate seeks opportunities to use these rights to develop, by itself and through alliances with other entities a network of online businesses which can, among other things, facilitate computerized on-line retail ordering services featuring the goods and services of others retailers. Communicate believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names’ ability to intuitively attract customers. Communicate also believes it may be able to create economies of scale which will allow strategic partners to participate in e-commerce faster and more cost effectively. Communicate’s business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising and trading of domain names. Communicate has not, to date, established such a network and will only do so when and if it believes adequate businesses have shown an interest in establishing a network, and when Communicate has raised sufficient funds to invest in the establishment of a network.

Page - 4

Joint Ventures and Participations. Communicate believes that its inventory of generic domain names may be attractive to established non-Internet businesses that are leaders or near-leaders in their respective industries. Communicate offers a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Similarly, Communicate seeks to identify end-consumers who purchase the products and services that compliment the businesses utilizing Communicate’s inventory of domain names. Since the last quarter of 2000, Communicate implemented this strategy by entering into arrangements pursuant to which Communicate leased or licensed rights to utilize generic domain names owned by Communicate to existing entities in return for cash payments and, in some cases, an equity participation in the entity or a joint venture established to exploit the name. The Company expects to continue to seek additional opportunities utilizing its domain names; however, there can be no assurance that Communicate will be able to locate such opportunities, or if located, it will be able to enter into arrangements with such entities.

Sale and Lease of Domain Names. Communicate recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. Communicate has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions and, at the end of fiscal 2001, Communicate and DHI entered into a purchase and sales agreement to sell all the domain name assets of DHI for US$1.5 million, subject to approval from the shareholders of Communicate and the minority shareholders of DHI. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser withdrew its offer to purchase and Communicate and DHI mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Management believes the value of the domain name assets is substantially higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believes that by selling the domain names individually rather than as a portfolio Communicate will maximize the revenue potential of these assets. The carrying value of the assets was reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142 on January 1, 2002 (See Item 6 – Management’s Discussion and Analysis – Results of Operation). Communicate will continue to evaluate offers for their assets that reflect a beneficial return to their shareholders. In 2003, Communicate agreed to sell four domain names (automobile.com, body.com exercise.com and makeup.com) to Manhatten Assets, Inc. for US$1 million of which $600,000 had been received as Management believed the sales would validate the inherent value of the domain portfolio and improve the working capital of Communicate.

Communicate also seeks opportunities to lease its domain names to companies seeking to benefit from the availability of advertising and traffic generated by generic domain names.

Advertising Revenues. Communicate entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which Communicate is paid a fee for referrals to sites with connections to Overture. During the past fiscal year, this arrangement accounted for approximately one-half of advertising revenues. Communicate will seek out similar opportunities, but cannot predict whether it will be successful in locating or implementing additional opportunities.

Travel Sales. Communicate, through FT, began selling travel services to travelers visiting the geographic regions encompassed by the domain names owned by Communicate and generating commission on products sold for third parties and profit on inventory purchased on account from tour operators and hotel establishments. Communicate expects to increase this line of revenue in 2004; however, Management is unable to forecast with certainty as the business is dependent on many factors, such as political events, travel safety and business economy, and is still in the development phase.

RISK FACTORS

The Company’s business subjects it to a number of risks. In addition to competitive risks, Communicate is engaged in businesses that have only recently been profitable, and there can be no assurance that the Company’s business strategy will continue to be profitable. Moreover, Communicate relies on an inventory of generic domain names for lease, sale, and other ventures, each of which is a “.com” domain name suffix. The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction, of additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company’s domain name assets. Communicate does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although Communicate has certain .cn (China) root domain names to complement its growth strategy.

You should consider each of the following risk factors and the other information in this Annual Report, including Communicate’s financial statements and the related notes, in evaluating Communicate’s business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Additional risks and uncertainties not presently known to Communicate or that Communicate currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Communicate’s business and financial results could be harmed. In that case, the trading price of Communicate’s common stock could decline.

Page - 5

Risks associated with Communicate’s industry:

1.  Communicate operates in a highly regulated industry and compliance failures could result in a negative impact on its business.

Communicate’s services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon Communicate and its business.

Licensing. Currently, other than business and operations licenses applicable to most commercial ventures, Communicate is not required to obtain any governmental approval for its business operations, although Communicate applies to ICANN and its contractors to obtain and maintain its domain name assets. There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company. Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on Communicate’s business.

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the recently-enacted US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of Communicate’s inventory of domain names.

Advertising Regulations. In response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Communicate’s inventory of domain names.

Taxation. Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation that would subject Internet transactions to sales, use or other taxes. Because there are a variety of jurisdictions considering such actions, any attempt to tax Internet transactions could create uncertainty in the ability of Internet-based companies to comply with varying, and potentially contradictory, requirements. The Company cannot predict whether any of the presently proposed schemes will be adopted, or the effect any of them would have on the Company.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Communicate’s business and add additional costs to doing business on the Internet.

Page - 6

Risks associated with Communicate:

2.    Communicate’s stock price is volatile.

The stock markets in general, and the stock prices of internet companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Communicate’s Common Stock is likely to fluctuate in the future, especially if Communicate’s Common Stock is thinly traded. Factors that may have a significant impact on the market price of Communicate’s Common Stock include:

  actual or anticipated variations in Communicate’s results of operations;
  Communicate’s ability or inability to generate new revenues;
  increased competition;
  government regulations, including internet regulations;
  conditions and trends in the internet industry;
  proprietary rights; or
  rumors or allegations regarding Communicate’s financial disclosures or practices.

Communicate’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of Communicate’s Common Stock.

3.    Competition

Communicate competes with many companies possessing greater financial resources and technical facilities than itself in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while Communicate holds title to a wide variety of generic names that may prove valuable, many of Communicate’s competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than Communicate and may have established more strategic partnerships and relationships than Communicate. In addition, as noted above, ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by Communicate.

4.    New Products and Services

Communicate seeks to develop a portfolio of operating businesses either by itself or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. Communicate has not, however, identified specific business opportunities and there can be no assurance that it will do so.

5.    Dependence on One or a Few Major Customers

Except for Communicate’s relationship with Overture, Communicate does not currently depend on any single customer for a significant proportion of its business. However, as the Company enters into strategic transactions, the Company may choose to grant exclusive rights to a small number of parties or otherwise limit its activities that could, in turn, create such dependence. The Company, however, has no current plans to do so.

6.    Patents, Trademarks and Proprietary Rights

Communicate currently does not own any patents, trade names or trade marks and is not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks. Communicate is party to certain royalty agreements with strategic partnerships relating to percentages of third party product sales that occur through Communicate’s online businesses, which are also known as “affiliate programs”.

Page - 7

All of Communicate’s online businesses and web sites are copyrighted upon loading. “Communicate.com” is a registered domain name of DHI. While Communicate will consider seeking further trademark protection for its online businesses and the associated domain names, the Company may be unable to avail itself of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

7.    Since Communicate’s success depends upon the efforts of Cameron Pan, the key member of its management, Communicate’s failure to retain Cameron Pan will negatively effect Communicate’s business.

Communicate and it Subsidiaries have seven full-time employees and three consultants. The Subsidiaries, from time to time, engage computer programmers and website designers on a temporary basis as needed. Communicate believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. While full-time employees primarily work out of Communicate’s Canadian office in Vancouver, the consultants are independent contractors and work from their respective offices and commute as required.

Communciate’s business is greatly dependent on the efforts of its CFO, Cameron Pan, and on its ability to attract, motivate and retain key personnel and highly skilled technical employees. Competition for qualified personnel is intense and Communicate may not be able to hire or retain qualified personnel. The loss of Cameron Pan could have a negative impact on Communicate’s business, operating results and financial condition.

8.    Communicate does not expect to pay dividends in the foreseeable future.

Communicate has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Communicate intends to retain earnings, if any, to develop and expand its business.

9.    “Penny Stock” rules may make buying or selling Communicate’s Common Stock difficult, and severely limit its market and liquidity.

Trading in Communicate’s Common Stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Communicate’s Common Stock qualifies as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the Common Stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Communicate’s Common Stock , the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Communicate’s Common Stock, which could severely limit their market price and liquidity of its Common Stock. This could prevent you from reselling your shares and may cause the price of the Common Stock to decline. See “Penny Stock rules” in Part II Item 5(e) for more details.

Item 2.   Description of Property.

Communicate’s assets consist of a portfolio of  “generic” domain names including “Perfume.com”, “Exercise.com”, “Boxing.com”, “Wrestling.com”, “Rugby.com”, “Cricket.com”,  “Leisure.com”, “Vancouver.com”, “Brazil.com”, “Malaysia.com”, “Indonesia.com”, “Vietnam.com”, “Call.com”, “Number.com” and “Mouse.com”.

Communicate and its Subsidiaries operates from their principal office at 600 – 1100 Melville Street, Vancouver, British Columbia, Canada. Communicate’s telephone number is (604) 697-0136. Communicate rents the office space on a month-to-month basis and has a flexible arrangement with its landlord to take up space when and if required. It is our opinion that this office space will meet our needs for the foreseeable future.

Item 3.   Legal Proceedings.

In December 1999, DHI commenced a lawsuit in the Supreme Court of British Columbia (No. C996417) against Paul Green, the former chief executive officer of DHI, for breach of fiduciary duty for wrongfully attempting to appropriate DHI’s business opportunities. DHI is seeking an undetermined amount of damages and a declaration that it had just cause to terminate Paul Green as the CEO in or about June 1999. No decision has been rendered in this case and DHI cannot predict whether it will prevail, and if it does, what the terms of any judgment may be.

Page - 8

On March 9, 2000, Paul Green commenced a separate action in the Supreme Court of British Columbia (No. S001317) against DHI. In that action, Paul Green claimed wrongful dismissal and a breach of contract on the part of DHI. Paul Green is seeking an undetermined amount of damages and, among others, an order of specific performance for the issuance of a number of shares in the capital of DHI equal to 18.9% or more of the outstanding shares of DHI. On June 1, 2000, DHI filed a statement of defence and counterclaim. Management intends to defend this action vigorously.

On July 14, 2003, Multinational Investment Corp. (“MIC”) commenced a legal action in the State of Virginia against DHI for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001, and title to the disputed domain name. On August 6, 2003 DHI filed its statement of defence and counterclaim alleging various breaches of contract, and on October 24, 2003, DHI filed an amended counterclaim, which includes Global Explorations, Inc. (“Global”) as a party defendant. On January 13, 2004, MIC, Global and DHI entered into a Settlement Agreement and Mutual Release whereby all parties, including certain of their officers, agreed to settle their legal actions and mutually release each other, and on February 10, 2004, a Stipulation of Dismissal was filed into court dismissing all actions related to this dispute. No money was paid by DHI in reaching the settlement other than for legal representation.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Page - 9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a)   Market Information

Communicate’s common stock has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol “CMNN”(formerly “TRYD”). The table below gives the high and low bid information for each fiscal quarter for the past two years. The bid information was obtained from finance.yahoo.com and OTC Bulletin Board,  and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source

21 March 2004	$0.70	$0.20	OTC Bulletin Board
31 December 2003	$0.25	$0.16	OTC Bulletin Board
30 September 2003	$0.50	$0.14	OTC Bulletin Board
30 June 2003	$0.17	$0.02	OTC Bulletin Board
31 March 2003	$0.07	$0.03	OTC Bulletin Board
31 December 2002	$0.20	$0.05	Yahoo Finance
30 September 2002	$0.17	$0.06	Yahoo Finance
30 June 2002	$0.11	$0.05	Yahoo Finance
31 March 2002	$0.09	$0.03	Yahoo Finance

(b)   Holders of Record

Communicate has approximately 250 registered holders of common stock.

(c)   Dividends

Communicate has declared no dividends on its common stock in fiscal 2003. Communicate has no current plans to declare or pay any dividend on its common stock.

(d)   Recent Sales of Unregistered Securities

On January 5, 2004, the Board of Directors authorized the issuance of 50,000 shares of common stock to two employees of DHI in lieu of cash for bonuses earned and accrued in 2003. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

There was no issuance of common stock in Communicate in 2003.

On June 28, 2002, the Board of Directors authorized the issuance of 500,000 shares of common stock to David Jeffs, CEO and Director, as full and final settlement of a $50,000 debt assumed by the Registrant from DHI. The debt was accumulated from services provided by Mr. Jeffs. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 28, 2002, in settlement of debt outstanding of $122,500 the Board of Directors authorized the issuance of 2,000,000 share purchase warrants to Pacific Capital Markets Inc. providing the right to acquire one common share for each warrant at an exercise price of $0.05 per common share at any time after June 28, 2002 through June 28, 2004. The Warrants are non-transferable. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

(e)   Penny Stock Rules

Trading in Communicate’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Communicate’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Communicate’s common stock, which could severely limit their market price and liquidity of Communicate’s common stock.

Page - 10

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6.   Management’s Discussion and Analysis.

Communicate is in the business of developing and commercializing its portfolio of domain names, at least 26 of which generate meaningful amounts of Internet traffic, which Communicate attributes to, among other things, their generic descriptive nature of a product or services category.

Management believes that it can develop and sustain a business based on the lease, sale and other exploitation of domain names because, in part, of its ownership of a substantial number of generic, intuitive domain names which attract significant numbers of visitors to websites utilizing those names. Moreover, because there are a limited number of potential domain names, Communicate believes that the value of these names may be significant and may allow Communicate to achieve both strategic relationships with leading participants in key Internet businesses and businesses that desire to expand using the Internet, as well as independent operations.

Communicate acquired a number of .cn domain names to enhance its travel business (e.g. airfare.cn, hostels.cn and rooms.cn) and trade-directory business (e.g. naturalgas.cn, fertilizer.cn, minerals.cn and gemstones.cn) which are being planned and developed. Management believes the acquired domain names in addition to those already owned by Communicate will increase its overall Internet traffic with minimal spending on advertising.

Communicate, for the immediate future, does not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities. Instead, such activities will be engaged in pursuant to arrangements with its strategic partners.

Page - 11

Selected Financial Data

The following selected financial data was derived from Communicate’s audited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

For the Years Ended	December 31, 2003	December 31, 2002

STATEMENTS OF OPERATIONS DATA
Domain Name Advertising and Leasing	$305,560	$321,688
Domain Name Sales	400,000	260,000
Product Sales	481,907	43,991
Consulting Revenue	43,368	--

Total Revenues	$1,230,835	$625,679

Total Cost of Revenues	$518,727	$121,577

Gross Profit	$712,108	$504,102

Marketing	($ 6,945)	--
General and Administrative	(188,836)	($ 130,126)
Management Fees and Salaries	(244,711)	(167,639)
Professional and Consulting Fees	(58,398)	(109,388)
Depreciation	(3,057)	(4,757)

Total Expenses	($ 501,947)	($ 411,910)

Operating Income (Loss)	$210,161	$92,192
Gain on Settlement of Debt and Lawsuit	--	57,679
Gain (Loss) on Disposal of Assets	--	13,736
Non-Controlling Interest Share of Loss	9,077	--
Gain (Loss) in Change in Non-Controlling Interest	30,555	(15,471)

Income Before Income Taxes	$249,793	$148,136
Income Taxes	65,866	39,538
Tax Loss Recovered	(65,866)	(39,538)

Net Income (Loss) Before Accounting Change	$249,793	$148,136
Cumulative Effect of Accounting Change	--	(1,426,736)

Net (Loss) for the Year	$249,793	($ 1,278,600)

Basic Earning (Loss) Before Accounting Change	$0.02	$0.01
Effect of Accounting Change	--	($ 0.10)

Basic Earnings (Loss) per Share	$0.02	($ 0.09)

Weighted Average Number of Shares Outstanding	14,691,339	14,446,134

Page - 12

For the Years Ended	December 31, 2003	December 31, 2002

BALANCE SHEET DATA
Current Assets	$424,295	$77,459
Fixed Assets	9,618	12,675
Intangible Assets Held for Resale	1,764,714	1,793,264

Total Assets	$2,198,627	$1,883,398

Accounts Payable and Accrued Liabilities	$536,214	$357,233
Loan Payable – Current	52,930	375,000
Loan Payable – Non-Current	250,000	--

Total Liabilities	$839,144	$732,233

Non-Controlling Interest	$2,345	$--

Common Stock	$5,701	$5,701
Additional Paid in Capital	3,066,516	3,066,516
Accumulated Deficit	(1,696,798)	(1,946,591)
Accumulated Other Comprehensive Income (Loss)	(18,281)	25,539

Total Stockholders’ Equity	$1,357,138	$1,151,165

Total Liabilities and Stockholders’ Equity	$2,198,627	$1,883,398

Results of Operation

Communicate did not generate any significant revenues or expenses until the acquisition of a majority interest in DHI in November 2000. Prior to that date, Communicate was a development stage company that focused on identification of potential business acquisitions. Consequently, the results of operation discussed below describe the business activities after the acquisition of control of DHI on November 10, 2000 and of FT on October 1, 2003.

REVENUES.

Domain Name Sales – During the twelve months ended December 31, 2003, Communicate entered into an agreement to sell four domain names to Manhatten Assets Inc. and received an up-front option payment of $200,000 and later a purchase price payment of $200,000 for a total of $400,000 in 2003 with a balance of $600,000 for the remaining three domain names in 2004 of which $200,000 had been received in February 2004. As noted in the past, the trading of domain names is difficult to forecast, and management cannot reasonably forecast this line of revenue for 2004 other than for the amount from the agreement noted; however, there is no assurance that the remaining payments will be made. Management currently plans to market its sports domain names and continue to assess offers as they materialize.

During the twelve months ended December 31, 2002, Communicate sold two domain names for $260,000, an increase of $107,210 or 344% over the same period of 2001. The cash received from the sales were used to pay accrued interest and reduce the principal in notes payable.

Web Advertising and Leasing – During the twelve months ended December 31, 2003, Communicate generated advertising revenue of $305,560 which represented a decrease of $60,120 or 16.4% from 2002. The decrease can be attributed to two factors: 1) the redeployment of perfume.com and cologne.com as product sales sites in May 2003 accounted for a decrease of approximately $60,000, and 2) the end of a leasing contract without further renewal or new leasing on  certain sports domain names at the end of the third quarter accounted for a decrease of approximately $17,000. Taking the aforementioned factors into consideration, advertising and leasing revenue increased by approximately $17,000 or 4.7% from 2002. Advertising revenue is expected to increase in 2004 by at least 50% as Communicate has renewed an agreement with Overture Services, Inc. in February 2004. The forecast in increasing advertising revenue depends on the expected traffic generated by the domain names, and while that traffic has been fairly consistent over the past three years management cannot guarantee the level of traffic in light of technological changes in search engines and their methodology. Leasing revenue will depend on management’s ability to find the right partner. Currently there is no domain name under lease and there may not be any leasing revenue generated in 2004.

Page - 13

During the twelve months ended December 31, 2002, Communicate generated leasing and advertising revenue of $365,680 which represented an increase of $135,610 or 58.9% from 2001, most of which can be attributed to its arrangement with Overture Services, Inc., which was entered into in the late third quarter of 2001.

Product Sales and Other – During the twelve months ended December 31, 2003, Communicate generated product sales of $ 474,811 through its own in-house developed fragrance and bodycare websites launched on or around May 15, 2003. The monthly revenue from the sites will be cyclical in nature consistent with other fragrance retailers whether online or in physical stores. Management expect the revenue to increase in 2004 as its websites generate sales due to new sales and to the continued growth of the Internet and to recurring sales from existing customers. In the first two months of 2004, perfume.com and cologne.com have generated approximately $70,000 in monthly sales. During the twelve months ended December 31, 2003, Communicate generated travel sales and commission of $7,086 through FT.com which was “soft” launched in November 2003. As Communicate continue to refine its travel-related websites, notably Malaysia.com, Indonesia.com, Vietnam.com, Brazil.com, Canadian.com and GreatBritain.com, revenue forecast for FT.com for 2004 is difficult to ascertain. In addition, risk factors, such as world politics, war on terrorism, business confidence, come into play in determining the success of FT.com (See Item 1 – Description of Business – Risk Factors).

During the twelve months ended December 31, 2002, Communicate did not sell products nor travel services from its own websites and therefore had no product sales revenue.

Consulting Revenue – During the twelve months ended December 31, 2003, Communicate generated consulting revenue of $43,368 for Internet business strategy planning and third-party website development work. Communicate is not focused in fee for contract work and does not expect to generate any meaningful consulting revenue in 2004.

During the twelve months ended December 31, 2002, Communicate did not generate any consulting revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. During the twelve months ended December 31, 2003, Communicate’s general and administrative expenses were $188,836, an increase of $58,710 or 45% from 2002. The increase is attributable to four factors: 1) an increase in merchant account processing fee of approximately $20,000 related to credit card processing for product sales; 2) an increase in rent and other overhead costs of approximately $12,000 as new hires are added; 3) an increase in foreign exchange costs as overhead are paid primarily in Canadian dollars which has appreciated substantially against the United States currency; and 4) offset by a decrease in interest expense of $16,300. For 2004, management expects general and administrative expenses to increase as sales made by credit cards continue to increase and there may be more new hires. Management will target to keep general and administrative expenses at not more than 20% of total revenues for 2004.

During the twelve months ended December 31, 2002, Communicate’s general and administrative expenses were $130,126.

MANAGEMENT FEES AND SALARIES. During the twelve months ended December 31, 2003,Communicate’s management fees and salaries were $244,711, an increase of $77,072 or 46% from 2002. The increase is attributable to increased hiring and accrued incentive bonuses of $17,000 for the employees. For 2004, management expects these expenses to increase as management consulting fees were increased by $5,500 monthly and as hiring continues.

During the twelve months ended December 31, 2002, Communicate’s management fees and salaries were $167,639.

PROFESSIONAL FEES. During the twelve months ended December 31, 2003, Communicate’s professional fees were $58,398, a decrease of $50,990 or 47% from 2002 as Communicate continued to resolve outstanding legal matters.

During the twelve months ended December 2002, Communicate’s professional fees for accounting and legal were $109,388.

GAIN ON DEBT SETTLEMENT AND LOSS ON LAWSUIT. During the twelve months ended December 31, 2003, there was no gain nor loss on the settlement of debt or lawsuits. Management cannot reasonably predict gain or loss resulting from debt settlement and contingent matters but will report any material matter as it arises.

Page - 14

During the twelve months ended December 31, 2002, the Company settled with various creditors and recorded gain on debt settlement of $81,680, and the Company recorded a loss of $24,000 resulting from a legal dispute with Gartner, Inc. and paid the amount in 2003.

GAIN (LOSS) ON CHANGE IN INTEREST IN SUBSIDIARIES. During the twelve months ended December 31, 2003, the Company recorded a gain of $30,555 as a compared to a loss of $15,471 in 2002. The gain in 2003 resulted from FT.com issuing common shares to third parties at a value above its book value subsequent to the Company’s investment in FT.com. The loss in 2002 resulted from the Company purchasing common shares from an ex-employee at a nominal value which was greater than the book value of DHI.

CHANGE IN ACCOUNTING POLICY. As at January 1, 2002, in compliance with applicable accounting practices under SFAS 142, Communicate recorded an impairment of its intangible assets held for resale that resulted from a decline in the market value of the Registrant's stock in the amount of $1,426,736. The charge is a non-cash item and does not affect the cash position of the Registrant.

Liquidity and Capital Resources

At December 31, 2003 Communicate had current liabilities in excess of current assets, resulting in a working capital deficit of $164,849, a reduction of $492,855, or 75% from December 31, 2002. The improvement resulted from the conversion of a $375,000 demand note to a term note set to expire in June 2005 and from positive cashflow generated from operations. During the year ended December 31 2003, Communicate generated net income of $249,793 as compared to a net loss of $1,278,600 in 2002. The net loss in 2002 included a non-cash charge of $1,426,740 to reduce the carrying value of intangible assets in accordance with SFAS 142. Excluding the non-cash charge, Communicate generated a net income of $148,136 in 2002. Since inception, Communicate has accumulated a deficit of $1,696,798 and has a stockholders’ equity of $1,357,138.

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

Communicate may not be able to satisfy its cash requirements for the next 12 months without having to raise additional funds. Communicate estimates it will require $500,000 to satisfy its cash requirements for the next 12 months, including cost of goods purchased. Communicate expects to seek any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Any funds raised, besides paying for current operating requirements, will be used to pay down liabilities. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover operating costs.

Communicate does not anticipate purchasing any plant or significant equipment in the immediate future.

Uncertainties Relating to Forward-Looking Statements

Management’s discussion and analysis of Communicate’s financial condition and the results of its operations and other sections of this report, contain forward looking statements, that are based upon the current beliefs and expectations of Communicates’ management, as well as assumptions made by, and information currently available to, Communicates’ management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, Communicates’ future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Item 7.   Financial Statements

See audited financial statements for the period ended December 31, 2003 and 2002 attached as an Exhibit to this Form 10-KSB.

Page - 15

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Communicate’s accountants on accounting and financial disclosure.

Communicate’s principal independent accountant from October 1, 2000 to the current date is Labonte & Co., #610 – 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of Communicate’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”). DMCL’s address will remain at #610 – 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL’s address will be 1140 West Pender St., Vancouver, British Columbia, Canada.

Item 8A. Controls and Procedures.

Communicate maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Communicate’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Communicate’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Communicate’s Chief Executive Officer and Chief Financial Officer believe Communicate’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Communicate in this report is accumulated and communicated to Communicate’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Communicate’s chief executive officer and chief financial officer concluded that Communicate’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in Communicate’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)   Identify Directors and Executive Officers

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.

Communicate’s executive officers and directors are identified below.

Directors and Officers

	Office
Names	Communicate	The Subsidiaries	Age
David M Jeffs(Appointed July 23, 2002.)	Director, Chief Executive Officer and President	Director	34
J Cameron Pan(Resigned Feb 22, 2002. Reappointed August 1, 2002)	Chief Financial Officer and Corporate Secretary	Chief Financial Officer and Corporate Secretary	41

Page - 16

David Jeffs ? Mr. David Jeffs (34) was a consultant to Domain Holdings Inc. from November 2000 and was responsible for revenue generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the President and Director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs is an under graduate of University of British Columbia majoring in Economics.

Cameron Pan ? Mr. Pan (41) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who has worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor’s degrees in accounting and finance.

(b)   Identify Significant Employees

Communicate does not have any significant employees. However, Communicate has retained the following independent consultants that management believes each make a significant contribution to Communicate’s business operations.

Cameron Pan – Chief Financial Officer

(c)   Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Communicate to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings

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

(e)   Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Communicate is not aware of any failures to file a required report during the period covered by this annual report.

(f)   Audit Committee Financial Expert

Communicate has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Communicate’s limited operations, management believes the services of a financial expert are not warranted.

(g)   Identification of Audit Committee

Communicate does not have a separately-designated standing audit committee. Rather, Communicate’s audit committee is comprised of all of its directors and officers. David Jeffs and Cameron Pan are the only members of Communicate’s audit committee, neither of who meet the independent requirements for an audit committee member. Communicate’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Communicate has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

Page - 17

(h)   Disclosure Committee and Charter

Communicate has a disclosure committee and disclosure committee charter. Communicate’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Communicate and the accuracy, completeness and timeliness of Communicate’s financial reports. A copy of Communicate’s disclosure committee charter is filed with this annual report.

(i)   Code of Ethics

Communicate has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Communicate’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Also, Communicate’s code of ethics has been posted on its website at www.cmnn.com. Communicate undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Adam Rabiner at 604-648-0536 to request a copy of Communicate’s code of ethics. Management believes Communicate’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation

		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	(1) Salary ($) (c)	(1) Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
David Jeffs, CEOJul 2002 – Present	20012002 2003	n/a72,000 72,000	n/a50,000 none	n/anone none	n/anone none	n/anone none	n/anone none	n/anone none

R Leigh Jeffs, CEOFeb 2002 – July 2002	20012002 2003	n/a10,000 n/a	n/anone n/a	n/anone n/a	n/anone n/a	n/anone n/a	n/anone n/a	n/anone n/a

Cameron Pan, CFO Aug 2000–Feb 2002; Jul 2002 – Present.	20012002 2003	45,60068,000 72,000	none50,000none	nonenonenone	nonenonenone	nonenonenone	nonenonenone	nonenonenone

(1) Paid by DHI.

Prior to Mr. David Jeffs’ appointment as President in July 2002, Mr. David Jeffs worked as a consultant and was paid consulting fees of $5,333 in 2000, $40,000 in 2001, and $42,000 from January to July 2002. Mr. David Jeffs also received a bonus of $50,000 during 2002 and settled for 500,000 restricted common shares in the Company in lieu of cash (See Item 5 – Market for Common Equity and Related Stockholder Matters – Recent Sale of Unregistered Securities). As at the end of 2002, there was no balance owing to Mr. David Jeffs by the Company.

In July 1, 2000, DHI agreed with Mr. Pan to pay him an annual salary of CDN$72,000. Prior to Communicate’s acquisition of DHI on November 10, 2000, DHI had paid Mr. Pan a salary of $44,720 during fiscal 2000. On Dec 31, 2000, Mr. Pan agreed to reduce his annual salary to CDN$60,000 until the financial position of Communicate improved. Communicate increased Mr. Pan’s salary to CDN$6,200 per month on June 1, 2001 and accrued a performance bonus of $50,000 to Mr. Pan at the end of 2001. Upon termination of Mr. Pan’s employment for whatever reason he would be entitled to at least 6 months’ severance based on his then current pay. Mr. Pan resigned in February 2002, and accordingly the Company accrued a severance allowance of $36,000 to Mr. Pan based on a monthly salary of $6,000. While Mr. Pan consulted for the Communicate from February to July 2002, Mr. Pan was reappointed as CFO at the end of July 2002. As at the end of 2003, Communicate owed Mr. Pan $76,000 in employment-related compensation.

Page - 18

Except for the agreements with Mr. David Jeffs and Mr. Cameron Pan, there are no other employment or contractor agreements between Communicate or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Communicate or from a change in a named executive officer’s responsibilities following a change in control.

Since Communicate’s incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. The Company is, however, considering issuing compensation in the form of options or other equity incentives to its key personnel. On July 23, 2002, the Company granted to Mr. Pan 580,000 stock purchase options to acquire one common share per option at a price of $0.10 per share for a period of two year.

Currently, there are no arrangements between Communicate and any of its directors or between the Subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

Based solely on reports filed with the Securities and Exchange Commission, the Company is not aware of any person who holds 5% or more of the equity securities of the Company.
Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	David Jeffs600 – 1100 Melville StreetVancouver, BC V6E 4A6	669,900	4.5%
Common Stock	Cameron Pan600 – 1100 Melville StreetVancouver, BC V6E 4A6	50,816	0.3%
Common Stock	Directors and Executive Officers as a group	720,716	4.8%

[1] Based on 14,741,339 shares of common stock issued and outstanding as of March 26, 2004.

Changes in Control

Communicate is not aware of any arrangement that may result in a change in control of Communicate.

Item 12. Certain Relationships and Related Transactions.

Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Communicate or each of the Subsidiaries was a party, other than the payment of expenses or salary to such person.

Page - 19

Item 13. Exhibits and Reports on Form 8-K.

(a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2003 for the period October 10, 1995 (inception) to December 31, 2003.	Included
3.1	Articles of Incorporation filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.2	Bylaws filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.3	Certificate of Amendment to Articles of Incorporation filed as an exhibit to Communicate’s Form 10-KSB filed on April 12, 2001	Filed
10.1	Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
10.2	Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
10.3
Form of Share Exchange Agreement, dated November 29, 2000, between Communicate.com Inc. and certain shareholders of Domain Holdings Inc. (fka Communicate.com Inc.) filed as an exhibit to Communicate’s Form 8-K filed on March 30, 2001.
Filed
10.4	Letter Agreement, dated January 26, 2001, between Domain Holdings Inc. (fka Communicate.com Inc.) and Sierra Systems Group Inc. filed as an exhibit to Communicate’s Form 8-K filed on March 30, 2001.	Filed
10.5
Loan Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. and Domain Holdings Inc. (fka Communicate.com Inc.) filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.
Filed
10.6	Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.	Filed
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

(b) Reports on Form 8-K.

On December 4, 2003, Communicate filed a Form 8-K in accordance with general instruction B.2 of Form 8-K. The information in the report, including Exhibit 99.1, titled “Analyst report prepared by researchstock.com, Inc. dated December 2, 2003” is furnished under Item 9 and pursuant to Regulation FD, and will not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Communicate’s audit of annual financial statements and for review of financial statements included in Communicate’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $16,790 - Dale Matheson Carr-Hilton LaBonte2002 - $16,140 - Dale Matheson Carr-Hilton LaBonte

Page - 20

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $3,220 - Dale Matheson Carr-Hilton LaBonte2002 - $nil - Dale Matheson Carr-Hilton LaBonte

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2003 - $nil - Dale Matheson Carr-Hilton LaBonte2002 - $nil - Dale Matheson Carr-Hilton LaBonte

(4)   Communicate’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)   The percentage of hours expended on the principal accountant’s engagement to audit Communicate’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 21

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

COMMUNICATE.COM INC.

                   By:   /s/ David Jeffs
       Name:    David Jeffs
       Title:   Director and CEO
       Dated:   March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Jeffs	President, Principal Executive Officer, and sole member of the Board of Directors	March 29, 2004
/s/ Cameron Pan	Corporate Secretary, Treasurer and Chief Financial Officer	March 29, 2004

Page - 22

EXHIBIT 31

Page - 23

COMMUNICATE.COM INC. CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, David Jeffs, certify that:

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ David Jeffs
David Jeffs
Chief Executive Officer

Page - 24

COMMUNICATE.COM INC. CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Cameron Pan, certify that:

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ Cameron Pan
Cameron Pan
Chief Financial Officer

Page - 25

EXHIBIT 32

Page - 26

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Jeffs, President and Chief Executive Officer of Communicate and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ David Jeffs
David Jeffs
Chief Executive Officer
March 29, 2004

Page - 27

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Cameron Pan
Cameron Pan
Chief Financial Officer
March 29, 2004

Page - 28

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Page - 29

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 30

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheets of Communicate.com Inc. as at December 31, 2003 and 2002 the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended.

“Dale Matheson Carr-Hilton LaBonte”
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 10, 2004

Page - 31

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$393,039	$55,527
Accounts receivable	27,968	19,957
Advances receivable	1,221	-
Prepaid expenses	2,067	1,975

	424,295	77,459

FIXED ASSETS (Note 4)	9,618	12,675
INTANGIBLE ASSETS (Note 2)	1,764,714	1,793,264

	$2,198,627	$1,883,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$536,214	$357,233
Loan payable (Note 5)	52,930	375,000

	589,144	732,233

LOAN PAYABLE (Note 5)	250,000	-

	839,144	732,233

NON-CONTROLLING INTEREST (Note 3)	2,345	-

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

STOCKHOLDERS’ EQUITY
Capital stock (note 6)
Authorized
50,000,000 Common shares, $.001 par value
Issued and outstanding
14,691,339 (2002 – 14,691,339) Common shares	5,701	5,701
Additional paid in capital	3,066,516	3,066,516
Accumulated deficit	(1,696,798)	(1,946,591)
Accumulated other comprehensive income (loss)	(18,281)	25,539

	1,357,138	1,151,165

	$2,198,627	$1,883,398

The accompanying notes are an integral part of these consolidated financial statements.

Page - 32

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
	2003	2002

REVENUES
Domain name leasing and advertising	$305,560	$321,688
Domain name sales (Note 12)	400,000	260,000
Product sales and other	481,907	43,991
Consulting revenue	43,368	-

Total revenues	1,230,835	625,679

COST OF REVENUES
Cost of domain name sales and commissions	122,315	121,577
Product purchases and other	396,412	-

Total cost of revenues	518,727	121,577

GROSS PROFIT	712,108	504,102

EXPENSES
Marketing	6,945	-
General and administrative	188,836	130,126
Management fees and salaries	244,711	167,639
Professional fees	58,398	109,388
Depreciation	3,057	4,757

	501,947	411,910

INCOME BEFORE OTHER ITEMS	210,161	92,192

GAIN ON SETTLEMENT OF DEBTS AND LAWSUIT	-	57,679
GAIN ON DISPOSAL OF ASSETS	-	13,736
NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	9,077	-
DILUTION GAIN (LOSS) IN SUBSIDIARY	30,555	(15,471)

INCOME BEFORE INCOME TAXES	249,793	148,136

INCOME TAXES
Current	109,865	55,699
Recovery of deferred tax assets	(109,865)	(55,699)

	249,793	148,136
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 2)	-	(1,426,736)

NET INCOME (LOSS) FOR THE YEAR	$249,793	$(1,278,600)

EARNINGS (LOSS) PER SHARE:
Basic before cumulative effect of accounting change	$0.02	$0.01
Effect of accounting change	-	(0.10)

Basic net of accounting change	$0.02	$(0.09)

Fully diluted	$0.01	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,691,339	14,446,134

Fully diluted	24,914,672	14,446,134

The accompanying notes are an integral part of these consolidated financial statements.

Page - 33

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common shares			Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss )	Total Stockholder’s Equity
	Number of shares	Amount

Balance, December 31, 2001	14,191,339		$5,201	$2,772,016	$(667,991)	$27,077	$2,136,303
Issuance of 500,000 common shares at $0.10 per share	500,000		500	49,500	-	-	50,000
Issuance of 2,000,000 share purchase warrants (Note 5)	-		-	85,100	-	-	85,100
Settlement of debt (Note 5)	-		-	159,900	-	-	159,900
Currency translation adjustment	-		-	-	-	(1,538)	(1,538)
Net loss, year ended December 31, 2002	-		-	-	(1,278,600)	-	(1,278,600)

Balance, December 31, 2002	14,691,339		5,701	3,066,516	(1,946,591)	25,539	1,151,165
Currency translation adjustment	-		-	-	-	(43,820)	(43,820)
Net income, year ended December 31, 2003	-		-	-	249,793	-	249,793

Balance, December 31, 2003	14,691,339		$5,701	$3,066,516	$(1,696,798)	$(18,281)	$1,357,138

The accompanying notes are an integral part of these consolidated financial statements.

Page - 34

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the year	$249,793	$(1,278,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- non-controlling interest share of losses	(9,077)	-
- non-controlling interest dilutions	(30,555)	-
- cumulative effect of accounting change	-	1,426,736
- net gain on settlement of debts and lawsuit	-	(59,967)
- gain on disposal of assets	-	(13,736)
- non-cash cost of domain name sales	82,315	121,577
- depreciation	3,057	4,757
- accrued interest	2,930	47,898
- deferred revenue	-	(9,886)
- accounts and advances receivable	(8,011)	44,493
- prepaid expenses	(4,613)	6,834
- accounts payable and accrued liabilities	117,904	2,529

CASH FROM OPERATING ACTIVITIES	403,743	292,635

CASH FLOWS FROM INVESTING ACTIVITIES
- acquisition of subsidiary, net of cash	2,589	-

CASH FLOWS FROM INVESTING ACTIVITIES	2,589	-

CASH FLOWS FROM FINANCING ACTIVITIES
- lease obligation repayments	-	(10,344)
- issuance of common stock in subsidiary	50,000	-
- loan proceeds (repayments)	(75,000)	(277,898)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(25,000)	(288,242)

EFFECT OF EXCHANGE RATE CHANGES	(43,820)	(1,538)

INCREASE IN CASH AND CASH EQUIVALENTS	337,512	2,855

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,527	52,672

CASH AND CASH EQUIVALENTS, END OF YEAR	$393,039	$55,527

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 35

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. (“CMNN” or “the Company”). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed its name to Domain Holdings Inc. on April 5, 2002 (“DHI”). During December 2000 CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI. In the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders and in the end of the third quarter of 2003, acquired another 1% of the outstanding shares of DHI from a minority shareholder. At December 31, 2003, CMNN owns 94% of the outstanding shares of DHI.

DHI owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed websites that sell fragrance and beauty care products to North American consumers. DHI is developing other sites with the goal of facilitating business transactions both at the wholesale level and at the consumer level. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail strategy or its advertising strategy. DHI has an in-house development team that develops its corporate websites.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services to geographic destinations currently owned by DHI. At December 31, 2003, CMNN owns 57% of the outstanding shares of FT. (Refer to Note 3.)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has a limited history of profitable operations and at December 31, 2003 had a working capital deficit of $161,919 (2002 - $654,774).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company, the 94% interest in its subsidiary, DHI, and the 57% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

Fixed assets
Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer equipment	30% declining balance
Furniture and fixtures	20% declining balance
Office equipment	20% declining balance

One-half year depreciation is taken in the year of acquisition on certain capital assets.

Page - 36

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition
Revenue from the sale and lease of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received. Lease payments paid in advance are recorded as deferred revenue.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectibility can be reasonably assured.

Revenues, and associated costs of goods sold, from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured. The Company does not record inventory as an asset because all products sold are delivered to the customer on a “just-in-time” basis.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

		Year ended December 31, 2003	Year ended December 31, 2002

Net income (loss) for the year	As reported	$249,793	$(1,278,600)
SFAS 123 compensation expense	Pro-forma	(24,911)	(10,988)

Net income for the year	Pro-forma	$224,882	$(1,289,588)

Pro-forma basic net income per share	Pro-forma	$0.01	$(0.09)

Pro-forma diluted net income per share	Pro-forma	$0.01	$(0.09)

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

Page - 37

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

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

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other non-monetary assets and liabilities are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported as a component of other comprehensive income.

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

Intangible assets
The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, required the Company to make an initial determination as to whether an impairment of its intangible assets held for resale had occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company’s net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change. The balance of the Company’s intangible assets, being $1,764,714 at December 31, 2003, has been determined to have an indefinite life and

Page - 38

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

management has determined, based upon projected cash flows and market capitalization, that the value of its intangible assets does not require a further impairment charge.

Website development costs
The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Recent accounting pronouncements
In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which has been superseded. The adoption of FIN 45 does not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be

Page - 39

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 does not have a material effect on the Company’s financial statements.

Comparative figures
Certain of the comparative figures have been restated to conform to the current year’s presentation.

NOTE 3 – ACQUISITION

By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued a further 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555. As a result, at December 31, 2003, CMNN owns 57% of the outstanding shares of FT.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:
Cash	$2,589
Other assets	1,547
Non-Controlling Interest	5,785
Intangible assets – domain name	48,918

58,839
Liabilities assumed at fair value:
Accounts payable and accrued liabilities	(16,359)
Shareholder’s loan	(7,480)

Purchase price	$35,000

Components of the purchase price:
Accounts Payable	$35,000

Total purchase price	$35,000

NOTE 4 – FIXED ASSETS

	December 31, 2003	December 31, 2002

Computer equipment	$208,388	$208,388
Furniture and fixtures	6,568	6,568
Office equipment	3,993	3,993

	218,949	218,949
Less: accumulated depreciation	(64,908)	(61,851)
Less: accumulated impairment provision	(144,423)	(144,423)

	$9,618	$12,675

Page - 40

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 5 – LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. (“PCMI”), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at December 31, 2003, $300,000 (2002 - $375,000) has been loaned by PCMI to the Company and a total of $41,731 of interest has been incurred for the year ended December 31, 2003.

On February 4, 2004, the Company repaid $50,000 to PCMI to bring the balance on the promissory note to $250,000. (See Note 13.)

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During June 2002, the Company issued 500,000 shares of restricted common stock of the Company in settlement of certain accounts payable of DHI in the amount of $50,000 owing to an individual who became a director of the Company in July 2002.

Share purchase warrants
On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants is $85,100 which resulted in a gain on settlement of $37,400.

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

In accordance with the provisions of SFAS No. 123, for stock options granted to officers, directors and employees, the Company has provided pro forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for these stock options using the fair value method. The fair value of the options vested in the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 205% and a weighted average expected life of the option of 2 years.

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 is amortized to expense over the vesting period. In accordance with the provisions of SFAS 148, the Company’s pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

During the year ended December 31, 2003 consulting fees and salaries totalling $144,000 (2002 - $236,000) were incurred and paid to the executives of the Company. At December 31, 2003 $76,000 of prior year’s consulting fees, included in accounts payable, remains owing to one officer. The $76,000 payable is unsecured and non-interest bearing and has no fixed terms of repayment however, management plans on paying the officer during the first six months of 2004.

Page - 41

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 commissions totalling $40,000 from the sales of domain names were paid to a principal of Pacific Capital Markets Inc. (See Notes 12 and 13.)

NOTE 8 – FINANCIAL INSTRUMENTS

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

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally not significant individually and are not collateralized. Management continually monitors the financial condition of its customers to reduce the risk of loss.

Fair values of financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and loan payable. The fair values of these financial instruments approximate their carrying values.

NOTE 9 – INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company and FT are subject to United States federal and state taxes.

As at December 31, 2003 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,350,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, over the next ten years, commencing in 2006. The Company’s subsidiary DHI also has approximately $1,150,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	Year ended December 31, 2003	Year ended December 31, 2002

Income before income taxes	$249,793	$148,136

Current income taxes	109,865	55,699
Recognized benefits of non-capital losses	(109,865)	(55,699)

Total current income taxes	$-	$-

Page - 42

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 9 – INCOME TAXES (cont’d)

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2003	2002

Future income tax assets (liabilities):
Un-amortized capital assets	$1,150,000	$1,150,000
Operating losses available for future periods	3,400,000	3,600,000

	4,550,000	4,750,000
Valuation allowance	(4,550,000)	(4,750,000)

Net future income tax asset	$-	$-

NOTE 10 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31, 2003	Year ended December 31, 2002

Cash paid during the period for:
Interest	$42,465	$53,331
Income taxes	$-	$-

There were no significant non-cash transactions during the year ended December 31, 2003.

On June 28, 2002, 500,000 shares were issued in settlement of $50,000 of accounts payable. (Refer to Note 6.)
On June 28, 2002, 2,000,000 share purchase warrants were issued in settlement of $122,500 of accounts payable. (Refer to Note 6).

NOTE 11 – CONTINGENCIES

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an amount of CAN $37,537, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com filed a Defence and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

On July 14, 2003, Multinational Investment Corp. (“MIC”) commenced a legal action in the State of Virginia against DHI for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001, and title to the disputed domain name. On August 6, 2003 DHI filed its statement of defence and counterclaim alleging various breaches of contract, and on October 24, 2003, DHI filed an amended counterclaim, which includes Global Explorations, Inc. (“Global”) as a party defendant. On January 13, 2004, MIC, Global and DHI entered into a Settlement Agreement and Mutual Release whereby all parties, including certain of their officers, agreed to settle their legal actions and mutually release each other, and on February 10, 2004, a Stipulation of Dismissal was filed into court dismissing all actions related to this dispute. No money was paid by DHI in reaching the settlement other than for legal representation.

NOTE 12 – DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-months thereafter until August 3,

Page - 43

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 12 – DOMAIN NAME SALES (cont’d)

2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. As of December 31, 2003, Manhatten Assets has paid $400,000 to DHI under the terms of the contract and the Company has paid $40,000 in commissions on the $400,000. (See Note 7.)

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues or $2,500. A commission of 10% is payable to a related party on the sales proceeds of $1,000,000, but only as the proceeds are received.

NOTE 13 – SUBSEQUENT EVENTS

Sale of Automobile.com
On February 4, 2004, the Company sold the domain name automobile.com for $200,000 with a carrying value of $54,857 and paid a commission of $20,000. Using the net proceeds, the Company repaid $50,000 principal on a note outstanding. (See Notes 5 and 7.)

Page - 44

EXHIBIT 99.2

AUDIT COMMITTEE CHARTER

Page - 45

Communicate.com Inc.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of Communicate’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Communicate’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of Communicate’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Communicate’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to Communicate. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which Communicate operates.

Page - 46

3.Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Page - 47

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in Communicate’s annual report.

Committee’s Relationship with External and Internal Auditors

1.The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.The internal audit function will be responsible to the Board of Directors through the committee.

5.If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.Risk Management – Communicate’s business risk management process, including the adequacy of Communicate’s overall control environment and controls in selected areas representing significant financial and business risk.

2.Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.Internal Controls and Regulatory Compliance – Communicate’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

Page - 48

4.Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

5.Regulatory Examinations – Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:
  the code of ethical conduct,
  changes in important accounting principles and the application thereof in both interim and annual financial reports, significant conflicts of interest and related-party transactions, external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors), internal auditor performance and changes in internal audit leadership and/or key financial management, procedures for whistle blowers,
  pre-approve allowable services to be provided by the auditor, and retention of complaints.

Page - 49

EXHIBIT 99.3

DISCLOSURE COMMITTEE CHARTER

Page - 50

Communicate.com Inc.

DISCLOSURE COMMITTEE CHARTER
Disclosure Policy

All financial disclosures made by Communicate to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Communicate’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Communicate’s Disclosure Committee (the “Committee”) will assist Communicate’s officers and directors (collectively, the “Senior Officers”) fulfilling Communicate’s and their responsibilities regarding (i) the identification and disclosure of material information about Communicate and (ii) the accuracy, completeness and timeliness of Communicate’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•      Review and, as necessary, help revise Communicate’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Communicate to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Communicate will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•      Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•      Review Communicate’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Communicate’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•    Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 51

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•      Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Communicate’s officers and employees, including the “tone at the top”; Communicate’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•      Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•      Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•      Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•     Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of Communicate’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of Communicate will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 52

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Communicate’s organization and business objectives and any material change in economic or industry conditions.
The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Communicate’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 53