Form 10QSB
period 2004-03-31
COMMUNICATE COM INC
filed 2004-05-17
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

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

Common Stock   14,741,339 shares outstanding
$.001 Par Value   as of May 14, 2004

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Page - 1

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2004
TABLE OF CONTENTS

PART I.   Financial Information

Item 1.   Financial Statements

Balance sheets as of March 31, 2004 and December 31, 2003
Statements of Operations as of March 31, 2004 and March 31, 2003
Statements of Cash Flows as of March 31, 2004
Notes to the Financial Statements

Page - 2

Page - 3

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

Page - 4

PART I

Item 1: Financial Statements.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2: Management’s discussion and analysis of financial condition and results of operations

Registrant, through its majority-owned subsidiaries, Domain Holdings, Inc. (“DHI”, formerly Communicate.com Inc.) and FrequentTraveller.com Inc.(“FT”) (together the "Subsidiaries"), is involved in businesses that exploit commercial uses of the Internet. The Subsidiaries market and license a portfolio of domain names, 25 of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing the debt of DHI. Registrant generates revenue from leasing domain names, from sales commissions from the sale of third-party products and services utilizing the Internet, from "pay-per-click" revenue and from the sale of domain name assets that Registrant believes are not essential to its business. Since May 2003, Registrant has begun selling fragrances and other beauty products online directly to consumers and in October 2003 begun selling travel services.

Registrant presently has seven full-time employees and three consultants. Whereas the Registrant previously has relied on hourly-contractors to meet its technical needs, improving business conditions enabled the hiring of full-time staff to sell its products and to service its websites.

(a)   Selected Financial Data

The following selected financial data was derived from Communicate’s unaudited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

Page - 5

	For the Quarters Ended

	March 31, 2004	March 31, 2003

Statements of Operations Data

Domain Name Leasing and Advertising	$66,548	$81,157
Domain Name Sales	200,000	--
Product Sales and Other	229,561	--
Total Revenues	$496,109	$81,157

Cost of Domain Name Sales and Commission	$74,857	--
Product Purchases	179,582	--
Total Cost of Revenues	$254,439	--

Gross Profit	$241,670	$81,157

Marketing	($ 5,021)	--
General and Administrative	(135,078)	($ 30,995)
Management Fees and Salaries	(58,500)	(36,000)
Professional Fees	(9,587)	(7,412)
Depreciation	(608)	(880)

Operating Income	$32,876	$5,870

Non-Controlling Interest Share of Loss	$6,691	--
Dilution Gain in Subsidiary	5,654	--

Net Income for the Quarter	$45,221	$5,870

Basic Earnings (Loss) per Share	$0.00	$0.00
Weighted Average Shares Outstanding	14,737,493	14,691,339

Balance Sheet Data	As at March 31, 2004	As at December 31, 2003

Current Assets	$415,547	$424,295
Fixed Assets	9,009	9,618
Intangible Assets	1,719,859	1,764,714
Total Assets	$2,144,415	$2,198,627

Accounts Payable & Accrued Liabilities	$578,188	$589,144
Loan Payable	150,000	250,000
Total Liabilities	$728,188	$839,144

Non-Controlling Interest	--	$2,345

Common Stock	$5,751	$5,701
Additional Paid in Capital	3,076,466	3,066,516
Accumulated Deficit	(1,665,990)	(1,715,079)
Total Stockholders’ Equity	$1,416,227	$1,357,138

Page - 6

(b)   Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the first quarter of 2004, Registrant generated domain name leasing and advertising revenue of $66,548 as compared to $81,157 in the first quarter of 2003, a decrease of 18.0%. Revenues from leasing have not been generated as the sports domain names are currently not leased. While Management does not foresee any opportunistic leasing of the sports domain names in the short-term, the domains are generating advertising revenue during the quarter. While there are overall fewer domain names dedicated to advertising revenue, monthly revenues from advertising have been held steady as pay-per-click rates have increased and Internet traffic has increased. Pay-per-click advertising revenue is expected to increase for the second and subsequent quarters as Management have negotiated a new contract with new advertising products and an enhanced performance-based structure suitable to the Registrant.

Domain Names Sales. In the first quarter of 2004, Registrant completed the sale of automobile.com with a carrying value of $54,857 pursuant to an option-to-purchase agreement entered into in 2003 and paid a finder’s fee of $20,000 to a related party who is a principal of Pacific Capital Markets Inc. which holds a promissory note issued by the Registrant. No such revenue was recorded in the first quarter of 2003. Other than the option-to-purchase agreement hereforth discussed, Registrant is not expected to generate any other trading revenue in the coming quarters; however Registrant will evaluate opportunities as they arise.

Product Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com Internet site and perfume.com shortly thereafter. In the first quarter of 2004, the sites generated sales of $218,955, or approximately $2,400 per day, with cost of purchases and shipping totaling $168,330 resulting in gross profit margin of approximately 23.1% which is better than planned. Management expects to see sequential growth for the next quarter with sales currently averaging over $3,000 per day and with a profit margin averaging around 20%. Management plans to maintain or improve margins by negotiating with multiple suppliers for better pricing and by automating the fulfillment process.

In the first quarter of 2004, Registrant generated travel services sales of $10,524 at a cost of $11,252. Management expects sales to increase in the second quarter of 2004 as a new sales office has been set up in Malaysia. Currently, efforts are made to form affiliations with partners in Southeast Asia and in Brazil, and Management do not expect any significant increase in this line of revenues until those affiliations are set in place likely by the third quarter of 2004.

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media. In the first quarter of 2004, Registrant recorded marketing expenses of $5,021. There was no marketing expenditure in the first quarter of 2003 as Registrant was not selling online directly. Management expects marketing expense to increase as sales increase and has budgeted 5% of gross product sales for marketing use in 2004.

Page - 7

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of salaries and related costs for general and corporate functions, including facilities fees, travel, and investor relations. In the first quarter of 2004, Registrant recorded general and administrative expense of $135,078 as compared to $30,995 in 2003. General and administrative expense has increased by approximately 436% in the comparative first quarter year over year. Besides the hiring of new staff, travel expenses and investor relations expenses have increased for the quarter by approximately $30,000. Management expects expenses to increase as hiring continues and overhead adapts to increased sales activities albeit at a reasonable and controlled pace.

MANAGEMENT FEES AND SALARIES. In the first quarter of 2004, Registrant incurred management fees of $58,500, an increase of 63% over the first quarter of 2003. In addition to adding a new management person, management fees paid increased by 33% as planned and disclosed at the end of 2003.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the first quarter of 2004, professional fees totaled $9,587 as compared to $7,412 in 2003, an increase of 29.3%. Management considers these expenses reasonable as most litigations are resolved. Legal fees will likely increase as Management explores various fund raising avenues in the second and third quarters. Other than professional fees related to raising funds, Management is unaware of factors which are likely to increase professional fees in the second quarter of 2004.

(c)   Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of owned inventory and of third parties; (iii) fees resulting from traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

At March 31, 2004 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $162,641. During the three-month ended March 31, 2004 Registrant had net income of $45,221 and a decrease in cash of $10,064, compared to net income of $5,870 and an increase in cash of $2,855 for the same period of last year. Operating activities generated cashflows of $26,068 from net income after adding back the non-cash cost of domain name sold and reduced by a decline in accounts payable during the first quarter. Registrant has accumulated a deficit of $1,651,577 since inception and has a stockholders’ equity of $1,416,227 as at March 31, 2004. While there is a working capital deficiency of $162,641, Registrant has completed the sale of exercise.com on May 3, 2004 and received $180,000 net-of-commission proceeds which will eliminate the working capital deficiency by the third quarter of 2004, assuming operations continue to be profitable. While Management cannot give assurance that operations can continue to be profitable, Management does believe that positive cashflows can be achieved in the second quarter of 2004.

In October 2003, Registrant became a majority shareholder of FrequentTraveller.com which has developed and is operating travel sales websites utilizing non-exclusive access to the Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop other businesses other than travel sales for them. FrequentTraveller.com has three employees and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall will be covered by the Registrant or by raising outside capital.

Page - 8

The Registrant negotiated with the lender to refinance a term loan $375,000 due and payable on June 28, 2003 with otherwise similar terms but with a new due and payable date of June 28, 2005. As such, the note has been reclassified as a long-term liability. Since November 3, 2003, Registrant has used the proceeds from the sale of domain names to pay down the loan and has repaid $125,000 by March 31, 2004 and another $100,000 by May 3, 2004. As of May 14, the balance on the term loan outstanding is $150,000.

As the Registrant is working to achieve a positive working capital position and is currently profitable, opportunities may arise which would require the Registrant to seek additional capital other than for operations from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like the Registrant, engage in e-commerce and related businesses.

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

Page - 9

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

On July 14, 2003, Multinational Investment Corp. (“MIC”) commenced a legal action in the State of Virginia (No. L215105) against the Subsidiary for breach of contract regarding an agreement to purchase the domain name www.cricket.com and sought damages of $1.25 million plus interest at 9% from November 27, 2001 and title to the disputed domain name. On August 6, 2003 the Subsidiary filed its statement of defence and counterclaim alleging various breaches of contract, and on October 24, 2003, the Subsidiary filed an amended counterclaim, which includes Global Explorations, Inc. as a party defendant. On January 13, 2004, MIC and the Subsidiary entered into a Settlement Agreement and Mutual Release whereby all parties, including certain of their officers, agreed to settle their legal actions and mutually release each other, and on February 10, 2004, a Stipulation of Dismissal was filed into court dismissing all actions related to this dispute.

Registrant is not aware of any other pending or threatened material legal proceedings.

Item 2. Changes in Securities.

On January 7, 2004, the Board of Directors issued 50,000 shares of common stock to two employees as bonuses recorded by DHI. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

Page - 10

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

(B)   Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant, during the three months of the fiscal year covered by this report.

Page - 11

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

                   By:       /s/ David M. Jeffs
       Name:    David M. Jeffs
       Title:   Director and CEO
       Dated:   May 14, 2004

                       By:     /s/ J. Cameron Pan
       Name:    J. Cameron Pan
       Title:   CFO
       Dated:   May 14, 2004

Page - 12

Exhibit 31

Page - 13

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

Date: May 14, 2004

/s/ David M Jeffs

David M Jeffs, Director and CEO

Page - 14

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

Date: May 14, 2004

/s/ J Cameron Pan

J Cameron Pan - CFO

Page - 15

Exhibit 32

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

May 14, 2004

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

May 14, 2004

Page - 18

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Page - 19

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 20

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$382,975	$393,039
Accounts receivable	31,440	27,968
Advances receivable	1,132	1,221
Prepaid expenses	-	2,067

	415,547	424,295

FIXED ASSETS	9,009	9,618
INTANGIBLE ASSETS (Note 2)	1,719,859	1,764,714

	$2,144,415	$2,198,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$475,746	$536,214
Loan payable (Note 4)	102,442	52,930

	578,188	589,144

LOAN PAYABLE (Note 4)	150,000	250,000

	728,188	839,144

NON-CONTROLLING INTEREST	-	2,345

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS’ EQUITY
Capital stock (note 5)
Authorized
50,000,000 Common shares, $.001 par value
Issued and outstanding
14,741,339 (2003 – 14,691,339) Common shares	5,751	5,701
Additional paid in capital	3,076,466	3,066,516
Accumulated deficit	(1,651,577)	(1,696,798)
Accumulated other comprehensive loss	(14,413)	(18,281)

	1,416,227	1,357,138

	$2,144,415	$2,198,627

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

REVENUES
Domain name leasing and advertising	$66,548	$81,157
Domain name sales (Note 11)	200,000	-
Product sales and other	229,561	-
Total revenues	496,109	81,157

COST OF REVENUES
Cost of domain name sales and commissions	74,857	-
Product purchases and other	179,582	-

Total cost of revenues	254,439	-

GROSS PROFIT	241,670	81,157

EXPENSES
Marketing	5,021	-
General and administrative	135,078	30,995
Management fees and salaries	58,500	36,000
Professional fees	9,587	7,412
Depreciation	608	880

	208,794	64,654

INCOME BEFORE OTHER ITEMS	32,876	5,870

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	6,691	-
DILUTION GAIN (LOSS) IN SUBSIDIARY	5,654	-

INCOME BEFORE INCOME TAXES	45,221	5,870

INCOME TAXES
Current	10,000	1,800
Recovery of deferred tax assets	(10,000)	(1,800)

NET INCOME FOR THE PERIOD	$45,221	$5,870

EARNINGS PER SHARE:
Basic	$0.00	$0.00
Fully diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,737,493	14,691,339

Fully diluted	18,098,743	14,691,339

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 22

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$45,221	$5,870
Adjustments to reconcile net income (loss) to net cash used in operating activities
- non-controlling interest share of losses	(6,691)	-
- non-controlling interest dilutions	(5,654)	-
- non-cash cost of domain name sales	54,857	-
- depreciation	608	880
- accrued interest	(488)	-
- deferred revenue	-	12,158
- accounts and advances receivable	(3,384)	(7,182)
- prepaid expenses	2,067	-
- accounts payable and accrued liabilities	(60,468)	15,495

CASH FROM OPERATING ACTIVITIES	26,068	27,221

CASH FLOWS FROM FINANCING ACTIVITIES
- lease obligation repayments	-	(10,344)
- issuance of common stock by Frequent Traveller.com Inc.	10,000	-
- loan proceeds (repayments)	(50,000)	(277,898)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(40,000)	(288,242)

EFFECT OF EXCHANGE RATE CHANGES	3,868	(1,538)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,064)	2,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,039	52,672

CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,975	$55,527

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 23

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. (“CMNN” or “the Company”). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed its name to Domain Holdings Inc. on April 5, 2002 (“DHI”). During December 2000, CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI. In the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders and in the end of the third quarter of 2003, acquired another 1% of the outstanding shares of DHI from a minority shareholder. CMNN owns 94% of the outstanding shares of DHI.

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

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services to geographic destinations currently owned by DHI. At March 31, 2004, CMNN owns 55% of the outstanding shares of FT. (Refer to Note 3.)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has a limited history of profitable operations and at March 31, 2004 had a working capital deficiency of $162,641 (2003 - $668,230).

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company, the 94% interest in its subsidiary, DHI, and the 55% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

		Three months ended March 31, 2004	Three months ended March 31, 2003

Net income for the period	As reported	$45,221	$5,870
SFAS 123 compensation expense	Pro-forma	(3,924)	(6,143)

Net income (loss) for the period	Pro-forma	$41,297	$(273)

Pro-forma basic net income per share	Pro-forma	$0.00	$(0.00)

Pro-forma diluted net income per share	Pro-forma	$0.00	$(0.00)

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, required the Company to make an initial determination as to whether an impairment of its intangible assets held for resale had occurred as a result of adopting this new accounting policy. In accordance with the provisions of SFAS 142, the Company is required to compare its net book value to the overall market capitalization of the Company and if the market capitalization is less than the Company’s net book value, to record an impairment of its intangible assets accordingly. As a result of applying this impairment test in the first quarter of 2002, the Company recorded a charge in the period of $1,426,736 as a cumulative effect of an accounting change. The balance of the Company’s intangible assets, has been determined to have an indefinite life and management has determined, based upon projected cash flows and market capitalization, that the value of its intangible assets does not require a further impairment charge.

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

NOTE 3 – ACQUISITION OF FREQUENTTRAVELLER.COM, INC. (“FT”)

By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in 2003 and issued 22,727 shares for total proceeds of $10,000 resulting in a gain of $5,654 in 2004. As a result, at March 31, 2004, CMNN owns 55% of the outstanding shares of FT.

NOTE 4 – LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. (“PCMI”), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at March 31, 2004, $250,000 (2003 - $375,000) has been loaned by PCMI to the Company and a total of $7,656 (2003 - $10,633) of interest has been incurred for the quarter ended March 31, 2004.

On May 3, 2004, the Company repaid $100,000 to PCMI to bring the balance on the promissory note to $150,000. (See Note 12.)

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During the quarter ended March 31, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfying bonuses of $10,000 granted and recorded by DHI in 2003.

Page - 27

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

 NOTE 6 – CAPITAL STOCK (cont’d)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004 consulting fees and salaries totalling $58,500 (2003 - $36,000) were incurred and paid to the executives of the Company. At March 31, 2004 $76,000 of prior year’s consulting fees, included in accounts payable, remains owing to one officer. The $76,000 payable is unsecured and non-interest bearing and has no fixed terms of repayment however, management plans on paying the officer during the first six months of 2004.

During the quarter ended March 31, 2004 commissions totalling $20,000 from the sales of domain names were paid to a principal of Pacific Capital Markets Inc. (See Notes 4, 11 and 12.)

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

Page - 28

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

NOTE 8 – INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company and FT are subject to United States federal and state taxes.

The Company and its subsidiaries have net operating loss carry-forwards of approximately $3,300,000 that result in deferred tax assets. The majority of the loss carry-forwards will expire, if not utilized, over the next ten years, commencing in 2006. The Company’s subsidiary DHI also has approximately $1,100,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Quarter ended March 31, 2004	Quarter ended March 31, 2003

Cash paid during the period for:
Interest	$7,656	$10,633
Income taxes	$-	$-

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable.

NOTE 10 – CONTINGENCIES

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

Page - 29

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

NOTE 11 – DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-months thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. As of March 31, 2004, Manhatten Assets has paid $600,000 to DHI under the terms of the contract and the Company has paid $60,000 in commissions on the $600,000.

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues or $2,500. A commission of 10% is payable to a related party on the sales proceeds of $1,000,000, but only as the proceeds are received.

NOTE 12 – SUBSEQUENT EVENTS

Sale of Exercise.com
On May 3, 2004, the Company sold the domain name exercise.com for $200,000 with a carrying value of $87,794 and paid a commission of $20,000. Using the net proceeds, the Company repaid $100,000 principal on a note outstanding. (See Note 4.)

Page - 30