Form 10QSB
period 2004-06-30
COMMUNICATE COM INC
filed 2004-08-16
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
or

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
$.001 Par Value         as of August 13, 2004

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2004
TABLE OF CONTENTS

PART I.   Financial Information

Item 1.   Financial Statements

Consolidated Balance sheets as of June 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the periods ended June 30, 2004 and June 30, 2003
Consolidated Statements of Cash Flows for the periods ended June 30, 2004 and June 30, 2003
Notes to the Consolidated Financial Statements

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

Registrant presently has ten full-time employees and three consultants and occupies approximately 3,000 square feet of office space.

(a)   Selected Financial Data

The following selected financial data was derived from Communicate’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

Page - 3

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Statements of Operations Data

Domain Name Leasing and Advertising	$159,456	$118,203	$226,004	$199,294
Domain Name Sales	200,000	--	400,000	--
Product Sales and Other	373,651	55,692	603,212	55,758
Total Revenues	$733,107	$173,895	$1,229,216	$255,052

Cost of Domain Name Sales and Commission	$107,794	--	$182,651	--
Product Purchases	297,827	$46,401	477,409	$46,401
Total Cost of Revenues	$405,621	$46,401	$660,060	$46,401

Gross Profit	$327,486	$127,494	$569,156	$208,651

Marketing	($ 21,698)	--	($ 26,719)	--
General and Administrative	(120,361)	($47,401)	(255,439)	($ 78,396)
Management Fees and Salaries	(64,000)	36,000	(122,500)	(72,000)
Professional Fees	(5,707)	15,498	(15,328)	(22,910)
Depreciation	(562)	794	(1,170)	(1,674)

Operating Income	$115, 158	$27,801	$148,000	$33,671

Non-Controlling Interest Share of Loss	$2,325	--	$9,016	--
Dilution Gain in Subsidiary	3,425	--	9,079	--

Net Income for the Quarter	$120,908	$27,801	$166,095	$33,671

Basic Earnings (Loss) per Share	$0.01	$0.00	$0.01	$0.00
Weighted Average Shares Outstanding	14,739,416	14,691,339	14,739,416	14,691,339

Balance Sheet Data	As at June 30, 2004	As at December 31, 2003

Current Assets	$504,978	$424,295
Fixed Assets	8,447	9,618
Intangible Assets	1,633,726	1,764,714
Total Assets	$2,147,151	$2,198,627

Accounts Payable & Accrued Liabilities	$458,483	$589,144
Loan Payable	152,694	250,000
Total Liabilities	$611,177	$839,144

Non-Controlling Interest	--	$2,345

Common Stock	$5,751	$5,701
Additional Paid in Capital	3,076,466	3,066,516
Accumulated Deficit	(1,546,243)	(1,715,079)
Total Stockholders’ Equity	$1,535,974	$1,357,138

Page - 4

(b)   Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the second quarter of 2004, Registrant generated domain name leasing and advertising revenue of $159,456 as compared to $118,203 in the second quarter of 2003, an increase of 34.9%. Included in the quarter is an annual minimum commission of Can$50,000 from a tourism operator administering a geographic domain name. The last annual commission payment ends in 2006 at which time the operator has the option to acquire the domain name for Can$150,000. While pay-per-click rates and Internet traffic have increased, pay-per-click advertising revenue has increased for the second quarters as a new rate contract becomes effective. Management believes monthly advertising revenue will be sustained at $50,000 for the third and subsequent quarters.

Domain Name Sales. In the second quarter of 2004, Registrant completed the sale of exercise.com with a carrying value of $87,794 pursuant to an option-to-purchase agreement entered into in 2003 with a third party and paid a finder’s fee of $20,000 to a related party who is a principal of Pacific Capital Markets Inc. which holds a promissory note issued by the Registrant. No such revenue was recorded in the second quarter of 2003. While the Registrant has received four of the five installments under the option-to-purchase agreement, the third party purchaser has not indicated to the Registrant if it intends to exercise on the final option payment which is due to expire on September 2, 2004. Other than the option-to-purchase agreement hereforth discussed, Registrant is not expected to generate any other trading revenue in the coming quarters; however Registrant will evaluate opportunities as they arise.

Product Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com Internet site and perfume.com shortly thereafter. In the second quarter of 2004, the sites generated sales of $304,213, or approximately $3,340 per day, with cost of purchases and shipping totaling $245,631 resulting in gross profit margin of approximately 19.3% which is as expected. Compared to the second quarter of 2003 when the Registrant first began selling fragrance products online, sales have increased by approximately $248,500 or 446%. Management expects to see continued growth for the next quarter with sales currently averaging over $3,000 per day and with a gross profit margin averaging around 20%. Management plans to maintain or improve margins by negotiating with multiple suppliers for better pricing and by automating the fulfillment process.

In the second quarter of 2004, Registrant through its travel business subsidiary generated product sales of $69,403 at a cost of $52,196 as compared to sales of $10,524 at a cost of $11,252 in the first quarter. There were no travel-related sales in 2003. The travel operation made a net loss of $25,700 in the second quarter and a net loss of $61,250 year to date after overhead, management fee and salary. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per quarter and believes the goal is achievable within six months.

Page - 5

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media in 2004. In the second quarter of 2004, Registrant recorded marketing expenses of $21,698, or 5.8% of product sales. There was no marketing expenditure in the second quarter of 2003. Management expects marketing expense to increase as sales increase and has budgeted 10% of gross product sales for marketing use in 2004.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of salaries and related costs for general and corporate functions, including facilities fees, travel, and investor relations. In the second quarter of 2004, Registrant recorded general and administrative expense of $120,361 as compared to $47,401 in 2003 – an increase of 154% over the second quarter of 2003 but a decrease of 10.9% over the first quarter of 2004. Management believes these expenses are in line with expectations as they include costs for several business projects currently under development. Management expects general and administrative expenses to remain at their current level for the remainder of 2004.

MANAGEMENT FEES. In the second quarter of 2004, Registrant incurred management fees of $64,000, an increase of 77% over the second quarter of 2003. Two managers have been added to the travel business in the first six months of 2004. Management expects to maintain management fees at the current level for the next two quarters of 2004.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the second quarter of 2004, professional fees totalled $5,707 as compared to $15,498 in 2003, a decrease of 63.2%. As most litigations are resolved, management believes professional fees are reasonable. While Management contemplates various fund raising avenues in the public capital market, Management has not made any decision and therefore has not incurred any significant legal expenses in the second quarter of 2004; however, legal expenses can be expected to increase if Registrant decides to solicit funds from the capital market. Other than professional fees related to capital raising, Management is unaware of factors which are likely to increase professional fees in the third quarter of 2004.

(c)   Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of owned inventory and of third parties; (iii) fees resulting from Internet traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

At June 30, 2004 Registrant had current liabilities in excess of current assets resulting in a working capital deficit of $106,199. During the six-months ended June 30, 2004 Registrant had net income of $166,095 and an increase in cash of $94,659, compared to net income of $33,671 and an increase in cash of $52,463 for the same six-month period of last year. Operating activities generated cashflows of $216,168 from net income after adding back the non-cash cost of domain names sold and reduced by a decline in accounts payable during the six month period ended June 30, 2004. Registrant has accumulated a deficit of $1,530,703 since inception and has a stockholders’ equity of $1,535,974 as at June 30, 2004. The working capital deficiency of $106,199 has occurred because the balance of a note payable, being $150,000, is due and payable on June 30, 2005. Since December 31, 2003, Registrant has used the proceeds from the sale of domain names to repay $150,000 of the $300,000 note payable.

Page - 6

While Management cannot give assurance that operations can continue to be profitable, Management believes that positive cashflow can be achieved in the third quarter of 2004 and will strive to eliminate its working capital deficiency.

In October 2003, Registrant became a majority shareholder of FrequentTraveller.com which has developed and is operating travel sales websites utilizing non-exclusive access to the Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller.com has three employees and two managers and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall will be covered by the Registrant or by raising outside capital.

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

Page - 8

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

(B)   Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the second quarter ending June 30, 2004.

Page - 9

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

                   By:    /s/ David M. Jeffs
       Name:    David M. Jeffs
       Title:   Director and CEO
       Dated:   August 13, 2004

                   By:   /s/ J. Cameron Pan
       Name:    J. Cameron Pan
       Title:   CFO
       Dated:   August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 13

Exhibit 32

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer
August 13, 2004

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
August 13, 2004

Page - 16

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

INTERIM CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 17

COMMUNICATE.COM INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$487,698	$393,039
Accounts receivable	14,633	27,968
Advances receivable	2,647	1,221
Prepaid expenses	-	2,067

	504,978	424,295

FIXED ASSETS	8,447	9,618
INTANGIBLE ASSETS (Note 2)	1,633,726	1,764,714

	$2,147,151	$2,198,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$458,483	$536,214
Loan payable (Note 4)	152,694	52,930

	611,177	589,144

LOAN PAYABLE (Note 4)	-	250,000

	611,177	839,144

NON-CONTROLLING INTEREST	-	2,345

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS’ EQUITY
Capital stock (note 6)
Authorized
50,000,000 Common shares, $.001 par value
Issued and outstanding
14,741,339 (2003 – 14,691,339) Common shares	5,751	5,701
Additional paid in capital	3,076,466	3,066,516
Accumulated deficit	(1,530,703)	(1,696,798)
Accumulated other comprehensive income (loss)	(15,540)	(18,281)

	1,535,974	1,357,138

	$2,147,151	$2,198,627

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 18

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

REVENUES
Domain name leasing and advertising	$159,456	$118,203	$226,004	$199,294
Domain name sales (Note 11)	200,000	-	400,000	-
Product sales and other	373,651	55,692	603,212	55,758
Total revenues	733,107	173,895	1,229,216	255,052

COST OF REVENUES
Cost of domain name sales and commissions	107,794	-	182,651	-
Product purchases and other	297,827	46,401	477,409	46,401

Total cost of revenues	405,621	46,401	660,060	46,401

GROSS PROFIT	327,486	127,494	569,156	208,651

EXPENSES
Marketing	21,698	-	26,719	-
General and administrative	120,361	47,401	255,439	78,396
Management fees and salaries	64,000	36,000	122,500	72,000
Professional fees	5,707	15,498	15,328	22,910
Depreciation	562	794	1,170	1,674

	212,328	99,693	421,156	174,980

INCOME BEFORE OTHER ITEMS	115,158	27,801	148,000	33,671

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	2,325	-	9,016	-
DILUTION GAIN IN FT (Note 3)	3,425	-	9,079	-

INCOME BEFORE INCOME TAXES	120,908	27,801	166,095	33,671

INCOME TAXES
Current	51,625	12,227	73,049	14,809
Recovery of deferred tax assets	(51,625)	(12,227)	(73,049)	(14,809)

NET INCOME (LOSS) FOR THE PERIOD	$120,908	$27,801	$166,095	$33,671

EARNINGS (LOSS) PER SHARE:
Basic	$0.01	$0.00	$0.01	$0.00

Fully diluted	$0.01	$0.00	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,739,416	14,691,339	14,739,416	14,691,339

Fully diluted	17,944,416	14,691,339	17,944,416	14,691,339

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$166,095	$33,671
Adjustments to reconcile net income to net cash From operating activities
- non-controlling interest share of losses	(9,016)	-
- dilution gain in FT	(9,079)	-
- non-cash cost of domain name sales	130,988	-
- depreciation	1,171	1,674
- accrued interest	(236)	-
- deferred revenue	-	9,746
- accounts and advances receivable	11,909	(2,598)
- prepaid expenses	2,067	(5,085)
- accounts payable and accrued liabilities	(77,731)	41,730

CASH FROM OPERATING ACTIVITIES	216,168	79,138

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock	25,750	-
- loan proceeds (repayments)	(150,000)	-

CASH FLOWS USED IN FINANCING ACTIVITIES	(124,250)	-

EFFECT OF EXCHANGE RATE CHANGES	2,741	(26,675)

INCREASE IN CASH AND CASH EQUIVALENTS	94,659	52,463

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,039	55,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$487,698	$107,990

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 The Company was incorporated October 10, 1995 under the laws of the State of Nevada and effective August 24, 2000 changed its name from Troyden Corporation to Communicate.com Inc. (“CMNN” or “the Company”). Effective November 10, 2000 the Company acquired a 52% controlling interest in Communicate.com Inc., an Alberta private company that changed its name to Domain Holdings Inc. on April 5, 2002 (“DHI”). During December 2000, CMNN acquired from minority shareholders an additional 31% of the outstanding shares of DHI. In the second quarter of 2002, CMNN acquired a further 10% of the outstanding shares of DHI from minority shareholders and in the end of the third quarter of 2003, acquired another 1% of the outstanding shares of DHI from a minority shareholder. As at June 30, 2004, CMNN owns 94% of the outstanding shares of DHI.

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

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services to geographic destinations currently owned by DHI. As at June 30, 2004, CMNN owns 55% of the outstanding shares of FT. (Refer to Note 3.)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has a limited history of profitable operations and at June 30, 2004 had a working capital deficit of $106,199 (2003 - $646,104).

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Page - 21

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

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

Revenues from the sales of travel products, including tours, airfares and hotel reservations, are non-refundable upon receipt of payment and are accordingly recognized as received. All costs relating to travel related sales are accrued at that time.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Six months ended June 30, 2004	Six months ended June 30, 2003

Net income for the period	As reported	$166,095	$33,671
SFAS 123 compensation expense	Pro-forma	(12,456)	(12,354)

Net income for the period	Pro-forma	$153,639	$21,317

Pro-forma basic net income per share	Pro-forma	$0.01	$0.00

Pro-forma diluted net income per share	Pro-forma	$0.01	$0.00

Page - 22

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other non-monetary assets and liabilities are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported as a component of other comprehensive income.

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

Comprehensive income
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the cumulative net loss resulting from translation of the foreign currency financial statements of DHI.

Page - 23

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 3 – ACQUISITION

 By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in 2003 and issued 30,727 shares for total proceeds of $15,750 resulting in a gain of $9,079 in 2004. As a result, at June 30, 2004, CMNN owns 55% of the outstanding shares of FT.

NOTE 4 – LOAN PAYABLE

 In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. (“PCMI”), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at June 30, 2004 the outstanding loan balance was $150,000 (2003 - $375,000) and a total of $13,028 (2003 - $21,503) of interest was incurred for the six-month ended June 30, 2004 and $2,694 remains payable at June 30, 2004.

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE 5 – CAPITAL STOCK

 The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During the period ended June 30, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfying bonuses of $10,000 granted and recorded by DHI in 2003.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

 During the six month period ended June 30, 2004 consulting fees and salaries totalling $122,500 (2003 - $36,000) were incurred and paid to the executives of the Company. At June 30, 2004 $76,000 of prior year’s consulting fees, included in accounts payable, were owed to one officer. The $76,000 payable is unsecured and non-interest bearing and was paid in July 2004.

During the six month period ended June 30, 2004 commissions totalling $40,000 from the sales of domain names were paid to a principal of Pacific Capital Markets Inc. (See Note 11.)

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
June 30, 2004

(Unaudited)

NOTE 7 – FINANCIAL INSTRUMENTS (cont’d)

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

As at June 30, 2004 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,350,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, over the next ten years, commencing in 2006. The Company’s subsidiary DHI also has approximately $1,150,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended June 30, 2004	Six months ended June 30, 2003

Cash paid during the period for:
Interest	$13,028	$21,503
Income taxes	$-	$-

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 5.)

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

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE 11 – DOMAIN NAME SALES

 On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-months thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. As of June 30, 2004, Manhatten Assets has paid $800,000 to DHI under the terms of the contract and the Company has paid $80,000 in commissions on the $800,000. (See Note 7.)

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues or $2,500. A commission of 10% is payable to a related party on the sales proceeds of $1,000,000, but only as the proceeds are received.

NOTE 12 – SUBSEQUENT EVENTS

 Exercise of Options
On July 23, 2004, an Officer of the Company gave notice to exercise stock purchase options to acquire 580,000 common shares of the Company at $0.10 per share. (See Notes 5 and 7.)

Page - 27