Form 10QSB
period 2004-09-30
COMMUNICATE COM INC
filed 2004-11-12
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

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

Common Stock    15,321,339 shares outstanding
$.001 Par Value    as of November 12, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS

PART I.    Financial Information

Item 1.    Financial Statements

Consolidated Balance sheets as of September 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the periods ended September 30, 2004 and September 30, 2003
Consolidated Statements of Cash Flows for the periods ended September 30, 2004 and September 30, 2003
Notes to the Consolidated Financial Statements

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

Registrant, through its majority-owned subsidiaries, Domain Holdings, Inc. ("DHI", formerly Communicate.com Inc.) and FrequentTraveller.com Inc. ("FrequentTraveller") (together the "Subsidiaries"), is involved in businesses that exploit commercial uses of the Internet. DHI markets and licenses a portfolio of domain names, a number of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing the debt of DHI. Registrant generates revenue from leasing domain names, from sales commissions from the sale of third-party products and services utilizing the Internet, from "pay-per-click" revenue and from the sale of domain name assets that Registrant believes are not essential to its business. Since May 2003, Registrant has begun selling fragrances and other beauty products online directly to consumers and in October 2003 begun selling travel services through its website FrequentTraveller.com.

Registrant presently has twelve full-time employees and three consultants and occupies approximately 4,000 square feet of office space.

(a)    Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Statements of Operations Data
Domain Name Leasing and Advertising	$ 171,885	$ 64,436	$ 397,889	$ 263,620
Domain Name Sales	200,000	200,000	600,000	200,000
eCommerce Sales	445,271	130,298	1,048,483	186,056
Total Revenues	817,156	394,734	2,046,372	649,676

Cost of Domain Name Sales and Commission	96,835	20,000	279,486	20,000
eCommerce Purchases	356,526	103,534	833,935	149,935
Total Cost of Revenues	453,361	123,534	1,113,421	169,935

Gross Profit	363,795	271,200	932,951	479,741

Marketing	(24,274)	--	(50,993)	--
General and Administrative	(127,961)	(74,876)	(383,400)	(153,272)
Management Fees and Salaries	(106,696)	(36,000)	(229,196)	(108,000)
Professional Fees	(2,782)	(12,883)	(18,110)	(35,793)
Depreciation	(801)	(722)	(1,971)	(2,396)

Operating Income	101,281	146,719	249,281	180,280

Non-Controlling Interest Share of Loss	32,702	--	41,718	--
Dilution Gain in Subsidiary	3,274	(2,238)	12,353	(2,238)

Net Income for the Period	$ 137,257	$ 144,481	$ 303,352	$ 178,042

Basic Earnings (Loss) per Share	$ 0.01	$ 0.01	$ 0.02	$ 0.01
Weighted Average Shares Outstanding	14,933,793	14,691,339	14,856,485	14,691,339

Balance Sheet Data	As at September 30, 2004	As at December 31, 2003
Current Assets	$ 603,645	$ 424,295
Fixed Assets	15,149	9,618
Intangible Assets	1,555,624	1,764,714
Total Assets	$ 2,174,418	$ 2,198,627

Accounts Payable & Accrued Liabilities	$ 358,369	$ 589,144
Loan Payable	106,995	250,000
Total Liabilities	465,364	839,144

Non-Controlling Interest	--	2,345

Common Stock	6,331	5,701
Additional Paid in Capital	3,133,886	3,066,516
Accumulated Deficit	(1,431,163)	(1,715,079)
Total Stockholders’ Equity	$ 1,709,054	$ 1,357,138

Page - 4

(b)    Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the third quarter of 2004, Registrant generated domain name leasing and advertising revenue of $171,885 as compared to $64,436 in the third quarter of 2003, an increase of 267%. The increase is attributed to the new rate contract which has become effective in the first quarter of 2004. With the new rate contract and a continuing increase in Internet traffic, Management has revised its estimate of monthly advertising revenue from $50,000 to $60,000 for the fourth quarter.

Domain Name Sales.

In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. Registrant received $200,000 in the third quarter on completion of the sale of body.com, which had a carrying value of $76,835. In connection with this sale, Registrant paid a finder’s fee of $20,000 to a related party who is a principal of Pacific Capital Markets Inc., a company which holds a promissory note issued by the Registrant. Similar revenue was recorded in the third quarter of 2003 which related to the initial option-to-purchase payment in the contract.

Under the terms of the July 3, 2003 agreement of sale, DHI retains a perpetual royalty right to each of the domain names sold, specifically makeup.com, automobile.com, exercise.com and call.com, commencing on the fourth month after each sale. The royalty is to be calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages hosted on the domain names, or $2,500, commencing January 2005.

In the fourth quarter of 2004, the Registrant sold rugby.com to a third party for $350,000. Because rugby.com had been used by the Registrant to generate advertising sales, management expects a slight decrease in advertising revenue as a result of this sale. However, management has identified and plans to acquire other domain names to mitigate any potential loss of advertising revenue. Other than as discussed, Registrant has no immediate plans to sell any domain names in the near future; however, opportunities will be evaluated as they arise.

Product Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com Internet site and perfume.com Internet site shortly thereafter. In the third quarter of 2004, the sites generated sales of $339,604 (2004 Q2 - $304,213), or approximately $3,691 per day (2004 Q2 - $3,340 per day), with cost of purchases and shipping totaling $268,890 (2004 Q2 - $245,631) resulting in gross profit margin of approximately 20.8% (2004 Q2 - 19.3%). Compared to the third quarter of 2003 when Registrant first began selling fragrance products online, quarterly sales have increased by approximately $209,306, or 261%, from $130,298. Management expects to see continued growth for the fourth quarter because of the holiday season. Sales are currently averaging over $4,000 per day with a consistent profit margin of approximately 20%. Management continues to maintain or improve margins by negotiating with multiple suppliers for better pricing and by automating the fulfillment process.

Page - 5

In the third quarter of 2004, Registrant through its travel business subsidiary generated product sales of $105,603 at a cost of $87,636 as compared to sales of $69,403 at a cost of $52,196 in the second quarter. There were no travel-related sales in 2003. The travel operation incurred a net loss of $34,773 in the third quarter and a net loss of $96,029 for the nine months ended September 30, 2004 after overhead, management fee and salary. Sales are expected to be weaker in the fourth quarter as Management reorganizes its overseas operations. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per quarter and believes the goal is achievable within six months.

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media in 2004. In the third quarter of 2004, Registrant recorded marketing expenses of $24,274, or 5.5% of product sales. There was no marketing expenditure in the second quarter of 2003. Management expects marketing expenses to increase as sales increase and has planned to use up to 10% of gross product sales for marketing in the fourth quarter of 2004.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of salaries and related costs for general and corporate functions, including facility fees, travel, and investor relations. In the third quarter of 2004, Registrant recorded general and administrative expense of $127,961 as compared to $74,876 in 2003 - an increase of 70.9% over the third quarter of 2003. Management believes these expenses are in line with expectations as they include costs for several business projects currently under development. Also, a significant portion of this expense is for salaries that are paid for in Canadian dollars and the recent weakness in the American dollar has had a negative effect on this and other lines of expenses. Management plans to develop more revenue streams from Canada in the hope of offsetting the currency effect; however, there is no certainty that Management can completely neutralize the currency effect. Management expects general and administrative expenses to remain at their current level for the fourth quarter of 2004.

MANAGEMENT FEES. In the third quarter of 2004, Registrant incurred management fees of $106,696, an increase of 196% over the third quarter of 2003. Registrant recorded and paid bonuses of $32,000 to two officers who were mainly responsible for the fiscal turnaround. Management expects to maintain management fees, excluding bonuses, at the current level in the fourth quarter of 2004.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the third quarter of 2004, professional fees totalled $2,782 as compared to $12,883 in 2003, a decrease of 78.4%. No significant legal expenses have been incurred in the third quarter of 2004. However, should the Registrant decide to solicit funds from the capital market, legal expenses can be expected to increase. Other than professional fees related to raising capital, Management is unaware of factors which are likely to increase professional fees in the fourth quarter of 2004.

Page - 6

(c)    Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of owned inventory and of third parties; (iii) fees resulting from Internet traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004. At September 30, 2004 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $138,281 as compared to a working capital deficit of $106,199 in the previous quarter. During the nine-months ended September 30, 2004 Registrant had net income of $303,352 and an increase in cash of $192,537, compared to net income of $196,539 and an increase in cash of $55,527 for the same nine-month period of last year. Operating activities generated cashflows of $299,749 from net income after adding back the non-cash cost of domain names sold and reduced by a decline in accounts payable during the nine-month period ended September 30, 2004. To date, Registrant has reduced its accumulated deficit to $1,393,446 and has a stockholders’ equity of $1,709,054 as at September 30, 2004. Working capital is expected to increase in the fourth quarter of 2004 because Registrant has received $350,000 from a domain name sale in November 2004. From the proceeds of this sale, $100,000 was used to pay off a note payable. Since December 31, 2003, Registrant has used the proceeds from the sale of domain names to repay the $300,000 note payable and to accumulate a cash balance of $585,576.

While Management cannot give assurance that operations can continue to be profitable, Management believes that positive cashflow will also be achieved in the fourth quarter of 2004.

In October 2003, Registrant became a majority shareholder of FrequentTraveller which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has two managers and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $10,000 per month, will be covered by Registrant or by raising outside capital.

As Registrant is working to achieve a positive working capital position and is currently profitable, opportunities may arise which would require Registrant to seek additional capital other than for operations from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like Registrant, engage in e-commerce and related businesses.

Registrant has no current plans to purchase any plant or significant equipment.

(d)    Uncertainties Relating to Forward-Looking Statements

Management’s discussion and analysis of Registrant’s financial condition and the results of its operations and other sections of this report, contain forward looking statements that are based upon the current beliefs and expectations of Registrant’s management, as well as assumptions made by, and information currently available to, Registrant’s management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, Registrant’s future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Page - 7

Item 3: Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Registrant’s Chief Executive Officer and Chief Financial Officer believe Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Registrant in this report is accumulated and communicated to Registrant’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in Registrant’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Page - 8

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In December 1999, DHI commenced a lawsuit in the Supreme Court of British Columbia (No. C996417) against Paul Green, the former chief executive officer of DHI, for breach of fiduciary duty for wrongfully attempting to appropriate the Subsidiary’s business opportunities. DHI is seeking an undetermined amount of damages and a declaration that it had just cause to terminate Paul Green as the CEO in or about June 1999. No decision has been rendered in this case and Registrant cannot predict whether DHI will prevail, and if it does, what the terms of any judgment may be.

The former Chief Executive Officer of DHI, Paul Green, commenced a legal action against DHI on March 9, 2000 in the Supreme Court of British Columbia (No. S001317) for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a Defence and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

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

On August 6, 2004, the Board of Directors issued 580,000 shares of common stock to an officer pursuant to a stock option agreement dated July 24, 2002. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

Page - 9

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

(B)    Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the third quarter ending September 30, 2004.

Page - 10

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

By:/s/ David M. Jeffs
Name:     David M. Jeffs
Title:    Director and CEO
Dated:    November 12, 2004

By:   /s/ J. Cameron Pan
Name:     J. Cameron Pan
Title:    CFO
Dated:    November 12, 2004

Page - 11

Exhibit 31

Page - 12

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

Date: November 12, 2004

/s/ David M Jeffs
David M Jeffs, Director and CEO

Page - 13

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

Date: November 12, 2004

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 14

Exhibit 32

Page - 15

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. ("Communicate") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer
November 12, 2004

Page - 16

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. ("Communicate") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
November 12, 2004

Page - 17

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 18

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$585,576	$393,039
Accounts receivable	16,677	27,968
Advances receivable	1,392	1,221
Prepaid expenses	-	2,067

	603,645	424,295

FIXED ASSETS	15,149	9,618
INTANGIBLE ASSETS (Note 2)	1,555,624	1,764,714

	$2,174,418	$2,198,627

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$358,369	$536,214
Loan payable (Note 4)	106,995	52,930

	465,364	589,144

LOAN PAYABLE (Note 4)	-	250,000

	465,364	839,144

NON-CONTROLLING INTEREST	-	2,345

STOCKHOLDERS' EQUITY
Capital stock (note 6)
Authorized
50,000,000 Common shares, $0.001 par value
Issued and outstanding
15,321,339 (2003 - 14,691,339) Common shares	6,331	5,701
Additional paid in capital	3,133,886	3,066,516
Accumulated deficit	(1,393,446)	(1,696,798)
Accumulated other comprehensive income (loss)	(37,717)	(18,281)

	1,709,054	1,357,138

	$2,174,418	$2,198,627

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended Sept. 30, 2004	Three months ended Sept. 30, 2003	Nine months ended Sept. 30, 2004	Nine months ended Sept. 30, 2003

REVENUES
Domain name leasing and advertising	$171,885	$64,436	$397,889	$263,620
Domain name sales (Note 11)	200,000	200,000	600,000	200,000
eCommerce sales	445,271	130,298	1,048,483	186,056
Total revenues	817,156	394,734	2,046,372	649,676
COST OF REVENUES
Cost of domain name sales and commissions	96,835	20,000	279,486	20,000
eCommerce direct costs	356,526	103,534	833,935	149,935
Total cost of revenues	453,361	123,534	1,113,421	169,935

GROSS PROFIT	363,795	271,200	932,951	479,741

EXPENSES
Marketing	24,274	-	50,993	-
General and administrative	127,961	74,876	383,400	153,272
Management fees and salaries	106,696	36,000	229,196	108,000
Professional fees	2,782	12,883	18,110	35,793
Depreciation	801	722	1,971	2,396
	262,514	124,481	683,670	299,461

INCOME BEFORE OTHER ITEMS	101,281	146,719	249,281	180,280

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	32,702	-	41,718	-
DILUTION GAIN (LOSS) IN FT (Note 3)	3,274	(2,238)	12,353	(2,238)

INCOME BEFORE INCOME TAXES	137,257	144,481	303,352	178,042

INCOME TAXES
Current	60,366	63,543	133,415	78,303
Recovery of deferred tax assets	(60,366)	(63,543)	(133,415)	(78,303)

NET INCOME FOR THE PERIOD	$137,257	$144,481	$303,352	$178,042

EARNINGS PER SHARE:
Basic	$0.01	$0.01	$0.02	$0.01
Fully diluted	$0.01	$0.01	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,933,793	14,691,339	14,856,485	14,691,339
Fully diluted	17,142,126	14,691,339	17,064,818	14,691,339

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2004	Nine months ended September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$303,352	$178,042
Adjustments to reconcile net income to net cash From operating activities
- non-controlling interest share of losses	(41,718)	-
- dilution gain in FT	(12,353)	-
- non-cash cost of domain name sales	209,090	-
- depreciation	1,971	2,396
- accounts and advances receivable	11,120	(16,498)
- prepaid expenses	2,067	(8)
- accounts payable and accrued liabilities	(173,780)	86,965

CASH FROM OPERATING ACTIVITIES	299,749	250,897

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of computer equipment	(7,502)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(7,502)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock	68,000	-
- issuance of common stock by FT	51,726	-
- loan proceeds (repayments)	(200,000)	-

CASH FLOWS USED IN FINANCING ACTIVITIES	(80,274)	-

EFFECT OF EXCHANGE RATE CHANGES	(19,436)	(54,358)

INCREASE IN CASH AND CASH EQUIVALENTS	192,537	196,539

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,039	55,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$585,576	$252,066

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company’s subsidiary Domain Holdings Inc. ("DHI") owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed websites that sell fragrance and beauty care products to North American consumers. DHI is developing other sites with the goal of facilitating business transactions both at the wholesale level and at the consumer level. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail strategy or its advertising strategy. DHI has an in-house development team that develops its corporate websites.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. ("FT"), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at September 30, 2004, CMNN owns 54% of the outstanding shares of FT. (Refer to Note 3.)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company, the 94% interest in its subsidiary, DHI, and the 54% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

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

Revenues, and associated costs of goods sold, from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured. The Company does not record inventory as an asset because all products sold are delivered to the customer on a "just-in-time" basis.

Revenues from the sales of travel products, including tours, airfares and hotel reservations, are non-refundable upon receipt of payment and are accordingly recognized as received. All costs relating to travel related sales are accrued at that time.

Page - 22

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net income for the period	As reported	$ 303,352	$ 144,481
SFAS 123 compensation expense	Pro-forma	(1,468)	(18,633)
Net income for the period	Pro-forma	$ 301,884	$ 125,848

Pro-forma basic net income per share	Pro-forma	$ 0.02	$ 0.01
Pro-forma diluted net income per share	Pro-forma	$ 0.02	$ 0.01

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

Page - 23

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other non-monetary assets and liabilities are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported as a component of other comprehensive income.

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

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Comparative figures
Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 3 - ACQUISITION OF FREQUENT TRAVELLER.COM ("FT")

By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in 2003. In 2004, FT issued 350,000 shares to the Company in settlement of corporate advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $51,726 resulting in a net gain of $12,353 in 2004. As of September 30, 2004, FT has 1,293,669 common shares issued and outstanding and CMNN owns 700,000 common shares or 54% of FT’s issued and outstanding common shares (See Note 6).

NOTE 4 - LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. ("PCMI"), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. In the event that the Company fails to repay the amounts due under this agreement, PCMI may, at its option, convert the balance of principal and interest due pursuant to this agreement into shares of the Company’s common stock at a price equal to 80% of the average selling price of the Company’s common stock for the fifteen days prior to conversion. As at September 30, 2004 the outstanding loan balance was $100,000 (2003 - $375,000), and a total of $17,329 (2003 - $32,373) of interest was incurred for the nine-month ended September 30, 2004 of which $6,995 remains payable at September 30, 2004 (2003 - $nil).

NOTE 5 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During the nine-month period ended September 30, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfying bonuses of $10,000 granted and recorded by DHI in 2003 and issued 580,000 shares of restricted common stock to an officer under an option agreement (see Stock Options below).

Stock options
The Company does not have a formal Stock Option Plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.

On July 24, 2002 the Company granted an officer 580,000 stock options at an exercise price of $0.10 per share. The options vest evenly over two years commencing July 24, 2002. No compensation expense will be recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company’s common shares as at the date of the award. In July 2004 the officer exercised his option for $58,000, and accordingly, the Company issued 580,000 shares of restricted common stock.

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 5 - CAPITAL STOCK (cont’d)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2004 consulting fees and salaries and bonuses totalling $229,196 (2003 - $108,000) were incurred and paid to the executives of the Company. In July 2004, $76,000 of prior year’s consulting fees, included in accounts payable and non-interest bearing, were repaid to an officer.

During the nine month period ended September 30, 2004 commissions totalling $60,000 from the sales of domain names were paid to a principal of PCMI. (See Note 11.)

During the nine month period ended September 30, 2004, two officers each invested $2,000 to each acquire 50,000 common shares in FT, and one officer converted $16,176 of debt to acquire 161,760 common shares in FT. Collectively, these officers own 361,760 common shares or 28% minority interest in FT. (See Note 3.)

NOTE 7 - FINANCIAL INSTRUMENTS

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

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE 8 - INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at September 30, 2004 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,500,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, between 2006 and 2009. The Company’s subsidiary DHI also has approximately $1,400,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Previously the Company provided for a full deferred tax asset valuation allowance and accordingly, no deferred tax asset benefit has been recorded.
Since 2002, the Company has recorded a recovery of previously impaired deferred tax assets through the utilization of loss carryforwards applied against current period earnings.

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash paid during the period for:
Interest	$17,329	$32,373
Income taxes	$-	$-

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 5.)

NOTE 10 - CONTINGENCIES

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, Communicate.com filed a Defence and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.

NOTE 11 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase the four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-month thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. As of September 30, 2004, Manhatten Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid $100,000 in commissions on the $1,000,000. (See Note 7.)

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages hosted on the domain names, or $2,500, commencing January 2005.

NOTE 12 - SUBSEQUENT EVENTS

Sale of Rugby.com
On October 29, 2004, the Company sold the domain name rugby.com to Peninsula Investments of North Carolina for $350,000 and realized a profit on the sale of approximately $263,000 which will be recorded in the fourth quarter.

Payment of PCMI Note
On November 2, 2004, the Company repaid the balance of a note payable to PCMI of $100,000 and all interest accrued and payable thereon. Currently there are no other debts outstanding other than trade accounts payable.

Page - 27