Form 10KSB
period 2004-12-31
COMMUNICATE COM INC
filed 2005-03-31
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number  000-29929

COMMUNICATE.COM INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0346310 (I.R.S. Employer Identification No.)
600 - 1100 Melville Street, Vancouver, British Columbia (Address of principal executive offices)	V6E 4A6 (Zip Code)

Issuer’s telephone number (604) 697-0136

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

State issuer’s revenues for its most recent fiscal year.  $ 3,515,451

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,711,343 as of March 28, 2005 {$0.55 x 14,020,623}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2005
Common Stock - $0.001 par value	15,321,339

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2004, including the discussion of the business of Communicate.com Inc. (“Communicate”, “CMNN” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Communicate, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Communicate’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include but not limited to statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate’s filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2004, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 3

PART I

Item 1. Description of Business.

General

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”. Communicate changed its name on August 21, 2000 to “Communicate.com Inc.” Communicate has an authorized capital of 50,000,000 shares of common stock with 15,321,339 shares currently issued and outstanding.

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

FrequentTraveller.com Inc. On October 1, 2003, Communicate acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT” or “FT.com”), a private Nevada corporation incorporated on October 29, 2002. As of December 31, 2004, Communicate owned a 54% interest in FT. FT provides travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by Communicate.com, namely Indonesia.com, Malaysia.com and Vietnam.com. FT commenced limited operations in November 2003. Currently, FT has an authorized capital of 200,000,000 shares of common stock with 12,936,690 shares issued and outstanding, 7,000,000 (54%) of which are held by Communicate.

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

References in this Annual Report to Communicate include its Subsidiaries, unless otherwise stated.

Business of Communicate and the Subsidiaries

Communicate’s sole business currently is that of managing the business of the Subsidiaries. DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures, and FT is in the business of selling travel services.

Online Business Network. DHI holds title to a portfolio of intuitive, generic domains in a variety of categories, such as Health & Beauty (such as Cologne.com and Perfume.com) and Sports & Recreation (such as Wrestling.com and Boxing.com). Communicate seeks opportunities to use these rights to develop, by itself and through alliances with other entities a network of online businesses which can, among other things, facilitate the retail ordering of goods and services.. Communicate believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names’ ability to intuitively attract customers. Communicate also believes it may be able to create economies of scale which will allow strategic partners to participate in e-commerce faster and more cost effectively. Communicate’s business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising and trading of domain names. Communicate has not, to date, established such a network and will only do so when and if it believes adequate businesses have shown an interest in establishing a network, and when Communicate has raised sufficient funds to invest in the establishment of a network.

Page - 4

Joint Ventures and Participations. Communicate believes that its inventory of generic domain names may be attractive to established non-Internet businesses that are leaders or near-leaders in their respective industries. Communicate’s business plan focuses on offering a long-term, strategic partnership in exchange for commitments which could include cash, marketing exposure, access to limited products, and business development activities. Similarly, Communicate seeks to identify end-consumers who purchase the products and services that compliment the businesses utilizing Communicate’s inventory of domain names. Since the last quarter of 2000, Communicate has implemented its business plan by entering into arrangements pursuant to which Communicate has leased or licensed rights to utilize generic domain names owned by Communicate to existing entities in return for cash payments and, in some cases, an equity participation in the entity or a joint venture established to exploit the name. The Company expects to continue to seek additional opportunities utilizing its domain names; however, there can be no assurance that Communicate will be able to locate such opportunities, or if located, it will be able to enter into arrangements with such entities.

Sale and Lease of Domain Names. Communicate recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. Communicate has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions and, at the end of fiscal 2001, Communicate and its Subsidiary DHI entered into a purchase and sales agreement to sell all the domain name assets of DHI for US$1.5 million, subject to approval from the shareholders of Communicate and the minority shareholders of DHI. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser withdrew its offer to purchase and Communicate and DHI mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Communicate has determined that the value of the domain name assets is substantially higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believes that by selling the domain names individually rather than as a portfolio Communicate will maximize the revenue potential of these assets. The carrying value of the assets was reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142 on January 1, 2002 (See Item 6 - Management’s Discussion and Analysis - Results of Operation). Communicate will continue to evaluate offers for its assets. In 2003, Communicate agreed to sell four domain names (automobile.com, exercise.com, makeup.com, and body.com which was subsequently substituted with call.com) to Manhatten Assets, Inc. for US$1 million of which the entire amount had been received by 2004. These sales validated the inherent value of Communicate’s domain portfolio and improved working capital.

Communicate is also actively seeking opportunities to lease its domain names to companies who want to benefit from the availability of advertising and internet traffic that is generated by generic domain names.

Advertising Revenues. Communicate entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which Communicate is paid a fee for referrals to sites with connections to Overture. Subsequent growth in Internet advertising has reaped rewards for Communicate. In 2004, following a new agreement with Overture, referral advertising revenue now accounts for 91% (approx. 50% in 2003) of all advertising revenue generated by Communicate (See Item 1 - Risk Factors - Risk Associated with Communicate). Potential domain name sales are now evaluated against potential foregone advertising revenue. Communicate has continued to increase its internet advertising revenue by working with Overture to include traffic outside of North America which previously does not generate revenue and to include the traffic generated by its portfolio of China domain names (.cn’s). Although Communicate will continue to seek out similar opportunities in order to increase internet advertising revenue, it cannot predict how successful these efforts will be.

Travel Sales. Communicate, through its Subsidiary FT, began selling travel services to travelers visiting the geographic regions that are encompassed by the Communicate’s domain names. FT’s business plan is to generate revenues on products sold for third parties and inventory purchased on account from tour operators and hotel establishments.

FT’s travel sites were launched late in 2003 and have conducted limited business in 2004 as FT continued to develop its product mix, identify travel partners and suppliers for the region, hire and train travel staff, and develop its administrative and reporting system. FT has not yet become profitable as it is being developed and is expected to operate at a loss in 2005. Amidst its development efforts, FT faced events that were particular to the region and outside its control, such as the recurrences of SARS and avian flu, terror threats and the Tsunami disaster. However, despite the challenges, Communicate believes the market is lucrative enough to justify expending further resources to develop the business model in 2005. Communicate expects to maintain or increase FT’s revenue in 2005; however, Communicate is unable to forecast with certainty as the business is dependent on many factors, such as political events, travel safety and the economy, and may continue to require business remodeling.

Page - 5

RISK FACTORS

Our business is subject to a number of risks. In addition to competitive risks, we are engaged in businesses that have only recently been profitable, and there can be no assurance that the Company’s business strategy will continue to be profitable. Moreover, we rely upon an inventory of generic domain names for lease, sale, and other ventures, each of which is a “.com” domain name suffix. The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction, of additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of our domain name assets. We do not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although we have certain .cn (China) root domain names to complement its growth strategy.

You should consider each of the following risk factors and the other information in this Annual Report, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Additional risks and uncertainties not presently known to us or that we currently considers immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

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

Page - 6

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

The stock markets in general, and the stock prices of internet companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Communicate’s Common Stock is likely to fluctuate in the future, especially if Communicate’s Common Stock is thinly traded. Factors that may have a significant impact on the market price of Communicate’s Common Stock include:

a.	actual or anticipated variations in Communicate’s results of operations;
b.	Communicate’s ability or inability to generate new revenues;
c.	increased competition;
d.	government regulations, including internet regulations;
e.	conditions and trends in the internet industry;
f.	proprietary rights; or
g.	rumors or allegations regarding Communicate’s financial disclosures or practices.

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

Page - 7

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

7.
Since Communicate’s success depends upon the efforts of David Jeffs and Cameron Pan, key members of its management, Communicate’s failure to retain David Jeffs and Cameron Pan will negatively effect Communicate’s business.

Communicate and it Subsidiaries have twenty-one full-time employees and three consultants. The Subsidiaries, from time to time, engage computer programmers and website designers on a temporary basis as needed. Communicate believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. While full-time employees primarily work out of Communicate’s Canadian office in Vancouver, the consultants are independent contractors and work from their respective offices and commute as required.

Communciate’s business is greatly dependent on the efforts of its CEO, David Jeffs and its CFO, Cameron Pan, and on its ability to attract, motivate and retain key personnel and highly skilled technical employees. Competition for qualified personnel is intense and Communicate may not be able to hire or retain qualified personnel. The loss of David Jeffs and Cameron Pan could have a negative impact on Communicate’s business, operating results and financial condition.

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

Item 2. Description of Property.
Communicate’s assets consist of a portfolio of “generic” domain names including “Perfume.com”, “Exercise.com”, “Boxing.com”, “Wrestling.com”, “Cricket.com”, “Leisure.com”, “Vancouver.com”, “Brazil.com”, “Malaysia.com”, “Indonesia.com”, “Vietnam.com”, “Call.com”, “Number.com” and “Mouse.com”.

Page - 8

Communicate and its Subsidiaries operate from their principal office at 600 - 1100 Melville Street, Vancouver, British Columbia, Canada. Communicate’s telephone number is (604) 697-0136. Communicate rents the office space on a month-to-month basis and has a flexible arrangement with its landlord to take up space when and if required. It is our opinion that this office space will meet our needs for the foreseeable future.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Communicate’s common stock has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol “CMNN”(formerly “TRYD”). The table below gives the high and low bid information for each fiscal quarter for the past two years. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
28 March 2005	$0.63	$0.43	OTC Bulletin Board
31 December 2004	$0.73	$0.41	OTC Bulletin Board
30 September 2004	$0.61	$0.22	OTC Bulletin Board
30 June 2004	$0.44	$0.28	OTC Bulletin Board
21 March 2004	$0.70	$0.20	OTC Bulletin Board
31 December 2003	$0.25	$0.16	OTC Bulletin Board
30 September 2003	$0.50	$0.14	OTC Bulletin Board
30 June 2003	$0.17	$0.02	OTC Bulletin Board
31 March 2003	$0.07	$0.03	OTC Bulletin Board

Page - 9

(b) Holders of Record

Communicate has approximately 250 registered holders of common stock.

(c) Dividends

Communicate has declared no dividends on its common stock in fiscal 2004. Communicate has no current plans to declare or pay any dividend on its common stock.

(d) Recent Sales of Unregistered Securities

There was no issuance of shares of common stock in the capital of Communicate during the period covered by this Form 10-KSB with the exception of the following:

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

On July 22, 2004, Communicate issued 580,000 shares of common stock to Cameron Pan for the exercise of Mr. Pan’s stock option. See Executive Compensation below for more information. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

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

Item 6. Management’s Discussion and Analysis.

Communicate is in the business of developing and commercializing its portfolio of domain names, many of which generate meaningful amounts of Internet traffic, which Communicate attributes to, among other things, their generic descriptive nature of a product or services category.

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

Page - 10

Communicate acquired a number of .cn domain names through a lottery-allocation in 2003 to enhance its travel business (e.g. airfare.cn, hostels.cn and rooms.cn) and trade-directory business (e.g. naturalgas.cn, fertilizer.cn, minerals.cn and gemstones.cn) which are being planned and developed. Management believes the acquired domain names in addition to those already owned by Communicate will increase its overall Internet through-traffic, which would benefit both its retail business and advertising business, with moderate spending on advertising.

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

For the Years Ended	December 31, 2004	December 31, 2003
STATEMENTS OF OPERATIONS DATA
Domain Name Advertising and Leasing	$603,556	$305,560
Domain Name Sales	950,000	400,000
eCommerce Sales	1,961,895	525,275

Total Revenues	$3,515,451	$1,230,835

Cost of Domain Name Sales	361,801	122,315
eCommerce Direct Costs	1,562,754	396,412

Total Cost of Revenues	$1,924,555	$518,727

Gross Profit	$1,590,896	$712,108

Marketing	($ 117,500)	($ 6,945)
General and Administrative	(373,998)	(188,836)
Management Fees and Salaries	(631,367)	(244,711)
Professional and Consulting Fees	(32,148)	(58,398)
Depreciation	(3,867)	(3,057)

Total Expenses	($ 1,158,880)	($ 501,947)

Operating Income (Loss)	$432,016	$210,161
Gain on Debt Settlement	12,010	--
Non-Controlling Interest Share of Loss	41,718	9,077
Gain in Change in Non-Controlling Interest	12,353	30,555

Income Before Income Taxes	$498,097	$249,793
Income Taxes	177,323	109,865
Tax Loss Recovered	(177,323)	(109,865)

Net Income for the Year	$498,097	$249,793

Basic Earnings per Share	$0.03	$0.02

Weighted Average Number of Shares Outstanding	14,973,334	14,691,339

Page - 12

For the Years Ended	December 31, 2004	December 31, 2003
BALANCE SHEET DATA
Current Assets	$1,076,592	$424,295
Fixed Assets	26,394	9,618
Intangible Assets Held for Resale	1,503,725	1,764,714

Total Assets	$2,606,711	$2,198,627

Accounts Payable and Accrued Liabilities	$665,195	$536,214
Loan Payable - Current	--	52,930
Loan Payable - Non-Current	--	250,000

Total Liabilities	$665,195	$839,144

Non-Controlling Interest	$--	$2,345

Common Stock	$6,331	$5,701
Additional Paid in Capital	3,133,886	3,066,516
Accumulated Deficit	(1,198,701)	(1,696,798)
Accumulated Other Comprehensive Income (Loss)	--	(18,281)

Total Stockholders’ Equity	$1,941,516	$1,357,138

Total Liabilities and Stockholders’ Equity	$2,606,711	$2,198,627

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

REVENUES

Domain Name Sales - During the twelve months ended December 31, 2004, Communicate received $600,000 for the three remaining domain names sold to Manhatten Assets Inc. in 2003 and received $350,000 in the fourth quarter for the sale of a sports domain name to Peninsula Investments. The domain names sold previously were identified as non-essential to the business of Communicate, and management believed the proceeds from the sales would enhance the liquidity of Communicate’s balance sheet. As noted in the past, the trading of domain names is difficult to predict, and management cannot reasonably forecast this line of revenue for 2005. Currently, management has identified the remaining sports domain names not having been developed as opportunities for trade or divestiture.

During the twelve months ended December 31, 2003, Communicate entered into an agreement to sell four domain names to Manhatten Assets Inc. and received an up-front option payment of $200,000 and later a purchase price payment of $200,000 for a total of $400,000 in 2003.

Web Advertising and Leasing - During the twelve months ended December 31, 2004, Communicate generated advertising and leasing revenue of $603,556 which represented an increase of $297,996 or 97.5% from 2003. This increase in both dollar and percentage terms was better than expected as Internet advertising spending had exceeded consensus estimates in 2004. Of the advertising and leasing revenue, Overture accounted for 91% of the revenue. While management acknowledges the risk of concentration of revenue with one customer, management believes Overture, wholly owned by Yahoo Inc., is a suitable business partner for generating advertising revenue. However, if a change becomes necessary, management has identified other potential advertising partners. Management will continue to evaluate other opportunities for domain names and will act accordingly should better opportunities arise. Management believes advertising revenue will increase in 2005 by 30% to 40% based on indications from 2005 first quarter results. The forecast in increasing advertising revenue depends upon expected traffic to be generated by domain names, and while that traffic has been fairly consistent over the past years management cannot guarantee the level of traffic in light of technological and business climate changes.

Page - 13

During the twelve months ended December 31, 2003, Communicate generated advertising revenue of $305,560 which represented a decrease of $60,120 or 16.4% from 2002. The decrease was largely as a result of two factors: 1) the redeployment of perfume.com and cologne.com as product sales sites in May 2003 accounted for a decrease of approximately $60,000, and 2) the end of a leasing contract without further renewal or new leasing on certain sports domain names at the end of the third quarter accounted for a decrease of approximately $17,000. If not for these two factors, advertising and leasing revenue would have increased by approximately $17,000 or 4.7% from 2002.

eCommerce Sales - During the twelve months ended December 31, 2004, Communicate generated eCommerce sales of $1,961,895 representing an increase of $1,436,621 or 273%. Fragrance sales accounted for $1.66 million or an increase of 249% from 2003. The sports product business, since its launch in late June 2004, has sold $56,824 of karate products. Management maintains its belief that sales will continue to increase because Communicate’s websites offer consumers a positive shopping experience at competitive prices. Management also believes that Communicate will experience increased sales as a result of consumers’ increased adoption of the Internet for purchases as well as repeat sales to Communicate’s growing customer base. Management continues to improve the user experience by improving its websites. Communicate has also been using both email marketing and affiliate relationships to generate new and repeat business. In order to generate new leads Communicate has invested in the improvement of search ranking results and has purchased clicks. Additionally, management has been adding to its list of suppliers in order to expand product offerings and to provide competitive prices. As a result of management’s efforts, both sales and profit margin have increased in 2004 at a better rate than projected. Management believes it can continue to increase its sales volume for 2005. Currently, based on the results of the first quarter of 2005, sales, other than travel, have nearly doubled over the first quarter of 2004.

Travel sales continue to be difficult to forecast as events both naturally occurring and man-made continue to arise in the Southeast Asia region encompassed by Communicate’s subsidiary’s travel websites - Vietnam.com, Malaysia.com and Indonesia.com. Management believes FT’s travel sales results undeservedly have been under planned revenue of $150,000 per quarter. During the twelve months ended December 31, 2004, FT generated revenues of $247,078 and a net loss of $125,938. This rate of loss of roughly $10,000 a month is expected to continue until at least the second quarter of 2005. FT’s management has reorganized its operations and moved its sales office to Bellingham, Washington while maintaining a shared office in Malaysia to focus on two identifiable key markets of Malaysia/Singapore and North America. Management also has identified a low lead-to-conversion ratio where numerous enquiries are not being followed up properly or in a timely manner and has been working to develop its sales management system by adopting technology tools owned by Communicate. The system is expected to be in place in the second quarter of 2005 when improvements can be expected to contribute to increasing sales. Management notes, however, that while incremental improvements can be applied to the travel business, events that are similar to those that have occurred in the Southeast Asia region can reoccur or can manifest themselves into other events that are outside the control of Communicate and may adversely affect its travel business in 2005 and beyond.

	2004		2003
Type	$	Margin	$	Margin
Fragrances	1,657,993	21.7%	474,811	16.8%
Sports	56,824	16.6%	0	Not meaningful
Travel	247,078	16.8%	7,096	Not meaningful
Total	1,961,895		481,907

During the twelve months ended December 31, 2003, Communicate generated product sales of $474,811 through its own in-house developed fragrance and bodycare websites launched on or around May 15, 2003. The monthly revenue from the sites will be cyclical in nature consistent with other fragrance retailers whether online or in physical stores. During the twelve months ended December 31, 2003, Communicate generated travel sales and commission of $7,086 through FT.com which was “soft” launched in November 2003.

Consulting Revenue - During the twelve months ended December 31, 2004, Communicate did not generate any consulting revenue. Communicate do not expect to generate any meaningful consulting revenue in 2005.

Page - 14

During the twelve months ended December 31, 2003, Communicate generated consulting revenue of $43,368 for Internet business strategy planning and third-party website development work.

MARKETING EXPENSE. During the twelve months ended December 31, 2004, Communicate spent $117,500 on marketing expenses, an increase of $110,555 or 1,500% from the $6,945 spent in 2004. As a percentage of eCommerce sales, marketing expense represented roughly 6.0% of sales. While Communicate has stated that its generic domain names have potential to become strong brands with minimal spending on advertising, it also recognizes the increasing reliance of online shoppers on search engines and directory sites to find products. Even though Communicate’s websites’ search rankings performed adequately, management believes targeted keywords advertising at opportune time would bring additional traffic to its retail sites. Management is pleased with the results of its marketing campaign which began in earnest in June 2004 where a budget of up to 10% of product sales can be spent on online advertising and marketing. Management expects to maintain its marketing efforts in 2005 as budgeted.

GENERAL AND ADMINISTRATIVE EXPENSES. During the twelve months ended December 31, 2004, Communicate’s general and administrative expenses were $373,998, an increase of $185,162 or 98% from 2003. The increase can be attributed to: 1) an increase in merchant account processing fee reflecting the increase in eCommerce sales; 2) an increase in office overhead, such as rent and telecommunication charges; 3) an increase in investor relations activities; and 4) an increase arising from exchange rate appreciation of the Canadian currency. Management has managed to lower general and administrative expenses as a percentage to total revenue to 10.6% from the 15.3% in 2003. For 2005, management will target to keep general and administrative expenses at not more than 15% of total revenue, down from its 2004 target of not more than 20% of total revenue. Management notes, however, exchange rate fluctuations and other inflationary pressures may cause actual results to be higher than target.

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

MANAGEMENT FEES AND SALARIES. During the twelve months ended December 31, 2004, Communicate’s management fees and salaries were $631,367, an increase of $386,656 or 158% from 2003. Included in the amount are: 1) executive compensation including bonuses which had increased to $228,000 in 2004 from $144,000 in 2003; 2) staff salaries for Communicate and its subsidiaries which were $310,894, an increase of $210,183 or 209% from 2003; and 3) an accrued bonus of $92,473. The increase reflects wages and salaries increases, staff incentive bonuses and new hiring in 2004 as Communicate has progressed from having 10 employees and consultants in 2003 to 20 staff currently. Another important factor is the strength of the Canadian currency relative to the US currency. While the executives are paid in US currency, all staff wages and salaries are paid in Canadian currency which has appreciated over 20% in 2004 relative to US currency. Overall, management has managed to lower management fees and salaries as a percentage of total revenue to 18.0% from the 19.9% in 2003. In 2005, management expects to temper its rate of hiring by monitoring both revenue and profit growth and to adjust staffing need accordingly; however, management also notes that pressure for salary increase has been felt as demand for skilled workers increased in the local labor market. For 2005, management will target to keep management fees and salaries at not more than 25% of total revenue.

During the twelve months ended December 31, 2003, Communicate’s management fees and salaries were $244,711, an increase of $77,072 or 46% from 2002. The increase is attributable to increased hiring and accrued incentive bonuses of $17,000 for the employees.

PROFESSIONAL FEES. During the twelve months ended December 31, 2004, Communicate’s professional fees which consist of legal and audit costs were $32,148, a decrease of $26,250 or 45% from 2003. Management expects these expenses to increase in 2005 as expenditures to ensure compliance with regulations will increase and as Communicate’s volume of business continues to increase.

During the twelve months ended December 31, 2003, Communicate’s professional fees were $58,398, a decrease of $50,990 or 47% from 2003 as Communicate continued to resolve outstanding legal matters.

Page - 15

GAIN ON DEBT SETTLEMENT. During the twelve months ended December 31, 2004, all accrued leased obligations were written off as management believed these debts had been extinguished. Management cannot forecast into 2005 and will decide if other write-offs are warranted at the end of 2005.

During the twelve months ended December 31, 2003, there was no gain nor loss on the settlement of debt or lawsuits. Management cannot reasonably predict gains or losses resulting from debt settlement and contingent matters but will report any material matters as they arise.

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY. During the twelve months ended December 31, 2004, Communicate recorded a non-controlling interest share of loss in FT of $41,718, an increase of $32,641 or 360% from the $9,077 recorded in 2003. Management expects to record such non-controlling interest share of loss in 2005 until FT can earn a profit.

GAIN (LOSS) ON CHANGE IN INTEREST IN SUBSIDIARIES. During the twelve months ended December 31, 2004, Communicate recorded a gain of $12,353 as compared to a gain of $30,555 in 2003. The gain in 2004 resulted from FT.com issuing common shares to third parties at a value above its book value. FT.com raised $51,726 through such efforts in 2004, and management expects FT.com to raise an additional $100,000 in 2005 at a price above its book value which would result in further dilution gain for Communicate. Any dilution gain however could be offset by further investment in FT by Communicate to maintain its interest in FT at a price which has yet to be determined.

During the twelve months ended December 31, 2003, Communicate recorded a gain of $30,555 as a compared to a loss of $15,471 in 2002. The gain in 2003 resulted from FT.com issuing common shares to third parties at a value above its book value subsequent to the Company’s investment in FT.com. The loss in 2002 resulted from Communicate purchasing common shares from an ex-employee at a nominal value which was greater than the book value of DHI.

Liquidity and Capital Resources

At December 31, 2004 Communicate had working capital of $411,397 thus eliminating the working capital deficit of $164,849 reported on December 31, 2003. The improvement resulted from positive cashflow generated from operations. During the year ended December 31, 2004, Communicate generated net income of $498,097, an increase of $248,304 or 99% from 2003. The positive cashflow from operations enabled Communicate to purchase new computer servers and other equipment to handle its growth, to purchase additional domain names to increase its advertising and travel business. Communicate also used cash on hand and cash generated from common stock issuance to pay off the remaining balance of a note payable of $300,000 to become free of debt other than normal trade payables. Despite the adverse effect of a strengthening Canadian currency, Communicate managed to increase its cash balance by $671,889 to $1,064,928 by the end of 2004. Since inception, Communicate has accumulated a deficit of $1,198,701 and has a stockholders’ equity of $1,941,516.

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

Communicate believe it has the necessary cash requirements for the next 12 months without having to raise additional funds. Communicate may seek to explore other business opportunities which may require additional cash beyond what is available. Communicate expects to seek any such additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover such outlays.

Page - 16

Communicate does not anticipate purchasing any plant or significant equipment in the immediate future.

Critical Accounting Policies

Communicate’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Revenue Recognition

Communicate recognizes web advertising revenue net of service costs, in accordance with Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Web advertising revenue consists primarily of commissions earned from the referral of visitors to Communicate’s websites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectibility can be reasonably assured.

Communicate recognizes on-line sales of products and associated costs of goods sold upon shipment of products and determination that collection is reasonably assured. eCommerce revenues are derived primarily from the sale of fragrances and other beauty products and sporting equipment. The Company does not record inventory as an asset because all products sold are delivered to the customer on a “just-in-time” basis.

Communicate recognizes revenues from the sales of travel products, including tours, airfares and hotel reservations, upon receipt as sales are non-refundable. All costs relating to travel related sales are accrued at that time.

Foreign Currency Transaction/ Balances

Communicate’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported on the consolidated income statement. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Intangible Assets

Communicate has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of Communicate.

Communicate’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, based upon projected cash flows and market capitalization, that there is no impairment of the carrying value of its intangible assets at December 31, 2004.

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004 and 2003 attached as an Exhibit to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Communicate’s accountants on accounting and financial disclosure.

Communicate’s principal independent accountant from October 1, 2000 to the current date is Labonte & Co., #610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of Communicate’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”) and is located at 1140 West Pender St., Vancouver, British Columbia, Canada.

Item 8A. Controls and Procedures.

Communicate maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Communicate’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Communicate’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Communicate’s Chief Executive Officer and Chief Financial Officer believe Communicate’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Communicate in this report is accumulated and communicated to Communicate’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Communicate’s chief executive officer and chief financial officer concluded that Communicate’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in Communicate’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, Communicate had no information to be disclosed as required on a Form 8-K.

Page - 17

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

Communicate’s executive officers and directors are identified below.

Directors and Officers
	Office
Names	Communicate	The Subsidiaries	Age
David M Jeffs (Appointed July 23, 2002.)	Director, Chief Executive Officer and President	Director	35
J Cameron Pan (Appointed August 1, 2002)	Chief Financial Officer and Corporate Secretary	Chief Financial Officer and Corporate Secretary	42

David Jeffs ● Mr. David Jeffs (35) was a consultant to Domain Holdings Inc. from November 2000 and was responsible for revenue generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the President and Director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs is an under graduate of University of British Columbia majoring in Economics.

Cameron Pan ● Mr. Pan (42) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who has worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor’s degrees in accounting and finance.

(b) Identify Significant Employees

Communicate does not have any significant employees. However, Communicate has retained the following independent consultants that management believes each make a significant contribution to Communicate’s business operations.

David Jeffs - Chief Executive Officer

Cameron Pan - Chief Financial Officer

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

Page - 18

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

(g) Identification of Audit Committee

Communicate does not have a separately-designated standing audit committee. Rather, Communicate’s audit committee is comprised of all of its directors and officers. David Jeffs and Cameron Pan are the only members of Communicate’s audit committee, neither of who meet the independent requirements for an audit committee member. Communicate’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Communicate has adopted an audit committee charter. See Exhibit 99.2 - Audit Committee Charter for more information.

(h) Disclosure Committee and Charter

Communicate has a disclosure committee and disclosure committee charter. Communicate’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Communicate and the accuracy, completeness and timeliness of Communicate’s financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information.

(i) Code of Ethics

Communicate has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Communicate’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, Communicate’s code of ethics has been posted on its website at www.cmnn.com. Communicate undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Adam Rabiner at 604-648-0536 to request a copy of Communicate’s code of ethics. Management believes Communicate’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 19

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	(1) Salary ($) (c)	(1) Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
David Jeffs, CEO Jul 2002 - Present	2002 2003 2004	72,000 72,000 96,000	50,000 none 18,000	none none none	none none none	none none none	none none none	none none none
R Leigh Jeffs, CEO Feb 2002 - July 2002	2002 2003 2004	10,000 n/a n/a	none n/a n/a	none n/a n/a	none n/a n/a	None n/a n/a	none n/a n/a	none n/a n/a
Cameron Pan, CFO Aug 2000-Feb 2002; Jul 2002 - Present.	2002 2003 2004	68,000 72,000 96,000	50,000 none 18,000	none none none	none none none	none none none	none none none	None none none
(1) Paid by DHI.

Prior to Mr. David Jeffs’ appointment as President in July 2002, Mr. David Jeffs worked as a consultant and was paid consulting fees of $5,333 in 2000, $40,000 in 2001, and $42,000 from January to July 2002. Mr. David Jeffs also received a bonus of $50,000 during 2002 and settled for 500,000 restricted common shares in the Company in lieu of cash (See Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sale of Unregistered Securities). As at the end of 2004, there was no significant balance owing to Mr. David Jeffs by the Company.

In July 1, 2000, DHI agreed with Mr. Pan to pay him an annual salary of CDN$72,000. Prior to Communicate’s acquisition of DHI on November 10, 2000, DHI had paid Mr. Pan a salary of $44,720 during fiscal 2000. On Dec 31, 2000, Mr. Pan agreed to reduce his annual salary to CDN$60,000 until the financial position of Communicate improved. Communicate increased Mr. Pan’s salary to CDN$6,200 per month on June 1, 2001 and accrued a performance bonus of $50,000 to Mr. Pan at the end of 2001. Upon termination of Mr. Pan’s employment for whatever reason he would be entitled to at least 6 months’ severance based on his then current pay. Mr. Pan resigned in February 2002, and accordingly the Company accrued a severance allowance of $36,000 to Mr. Pan based on a monthly salary of $6,000. While Mr. Pan consulted for the Communicate from February to July 2002, Mr. Pan was reappointed as CFO at the end of July 2002. As at the end of 2004, there was no significant balance owing to Mr. Pan by the Company

Except for the consulting agreements with Mr. David Jeffs and Mr. Cameron Pan, there are no other employment or contractor agreements between Communicate or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Communicate or from a change in a named executive officer’s responsibilities following a change in control.

Since Communicate’s incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced with the exception of the following:

On July 23, 2002, the Company granted to Mr. Pan 580,000 stock purchase options to acquire one share of common stock in the capital of Communicate per option at a price of $0.10 per share for a period of two year. On July 22, 2004, Mr. Pan exercised his stock options in full and acquired 580,000 shares. See the table below for more information.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exersiable / Unexercisable	Value of Unexercised In-th-Money Options/SARs at FY-End ($) Exersiable / Unexercisable
Cameron Pan	580,000	58,000	nil / nil	nil / nil

Also, the Company is considering issuing compensation in the form of options or other equity incentives to its key personnel.

Page - 20

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

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	David Jeffs 600 - 1100 Melville Street Vancouver, BC V6E 4A6	669,900	4.4%
Common Stock	Cameron Pan 600 - 1100 Melville Street Vancouver, BC V6E 4A6	630,816	4.1%
Common Stock	Directors and Executive Officers as a group	1,300,716	8.5%

[1] Based on 15,321,339 shares of common stock issued and outstanding as of March 28, 2005.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2004 for the period October 10, 1995 (inception) to December 31, 2004.	Included
3.1	Articles of Incorporation filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.2	Bylaws filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.3	Certificate of Amendment to Articles of Incorporation filed as an exhibit to Communicate’s Form 10-KSB filed on April 12, 2001	Filed
10.1	Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed

Page - 21

10.2	Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
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

Filed
10.6	Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

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

2004 - $19,724 - Dale Matheson Carr-Hilton LaBonte
2003 - $16,790 - Dale Matheson Carr-Hilton LaBonte

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $922 - Dale Matheson Carr-Hilton LaBonte
2003 - $3,220 - Dale Matheson Carr-Hilton LaBonte

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2004 - $ nil - Dale Matheson Carr-Hilton LaBonte
2003 - $ nil - Dale Matheson Carr-Hilton LaBonte

Page - 22

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

Page - 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

COMMUNICATE.COM INC.

By:/s/ David Jeffs

Name:  David Jeffs
Title: Director and CEO
Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Jeffs	President, Principal Executive Officer, and sole member of the Board of Directors	March 30, 2005
/s/ Cameron Pan	Corporate Secretary, Treasurer and Chief Financial Officer	March 30, 2005

Page - 24

Exhibit 31

Page - 25

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

Date: March 30, 2005

/s/ David Jeffs
David Jeffs
Chief Executive Officer

Page - 26

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

Date: March 30, 2005

/s/ Cameron Pan
Cameron Pan
Chief Financial Officer

Page - 27

Exhibit 32

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Jeffs, President and Chief Executive Officer of Communicate and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ David Jeffs
David Jeffs
Chief Executive Officer

March 30, 2005

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Cameron Pan
Cameron Pan
Chief Financial Officer

March 30, 2005

Page - 30

Exhibit A

Page - 31

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheets of Communicate.com Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the periods then ended.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 23, 2005

Page - 33

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,064,928	$393,039
Accounts receivable	9,373	27,968
Advances receivable	2,291	1,221
Prepaid expenses	-	2,067

	1,076,592	424,295

FIXED ASSETS	26,394	9,618
INTANGIBLE ASSETS (Note 2)	1,503,725	1,764,714

	$2,606,711	$2,198,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$665,195	$536,214
Loan payable (Note 4)	-	52,930

	665,195	589,144

LOAN PAYABLE (Note 4)	-	250,000

	665,195	839,144

NON-CONTROLLING INTEREST	-	2,345

STOCKHOLDERS’ EQUITY
Capital stock (note 5)
Authorized
50,000,000 Common shares, $0.001 par value
Issued and outstanding
15,321,339 (2003 - 14,691,339) Common shares	6,331	5,701
Additional paid in capital	3,133,886	3,066,516
Accumulated deficit	(1,198,701)	(1,696,798)
Accumulated other comprehensive income (loss)	-	(18,281)

	1,941,516	1,357,138

	$2,606,711	$2,198,627

The accompanying notes are an integral part of these consolidated financial statements.

Page - 34

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31

	2004	2003

REVENUES
Domain name leasing and advertising	$603,556	$305,560
Domain name sales (Note 11)	950,000	400,000
eCommerce sales	1,961,895	525,275
Total revenues	3,515,451	1,230,835
COST OF REVENUES
Cost of domain name sales and commissions	361,801	122,315
eCommerce direct costs	1,562,754	396,412
Total cost of revenues	1,924,555	518,727

GROSS PROFIT	1,590,896	712,108

EXPENSES
Marketing	117,500	6,945
General and administrative	373,998	188,836
Management fees and salaries	631,367	244,711
Professional fees	32,148	58,398
Depreciation	3,867	3,057
	1,158,880	501,947

INCOME BEFORE OTHER ITEMS	432,016	210,161

GAIN ON DEBT SETTLEMENT	12,010	-
NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	41,718	9,077
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	12,353	30,555

INCOME BEFORE INCOME TAXES	498,097	249,793

INCOME TAXES (Note 8)
Current	177,323	109,865
Recovery of deferred tax assets	(177,323)	(109,865)

NET INCOME FOR THE YEAR	$498,097	$249,793

EARNINGS PER SHARE:
Basic	$0.03	$0.02
Fully diluted	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,973,334	14,691,339
Fully diluted	16,973,334	24,914,672

The accompanying notes are an integral part of these consolidated financial statements.

Page - 35

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common shares		Additional	Accumulated	Accumulated other comprehensive	Total Stockholder’s
	Number of shares	Amount	Paid-In Capital	Deficit	income (loss)	Equity
Balance, December 31, 2002	14,691,339	$5,701	$3,066,516	$(1,946,591)	$25,539	$1,151,165
Currency translation adjustment	-	-	-	-	(43,820)	(43,820)
Net income, year ended December 31, 2003	-	-	-	249,793	-	249,793

Balance, December 31, 2003	14,691,339	5,701	3,066,516	(1,696,798)	(18,281)	1,357,138
Issuance of 50,000 common shares at $0.20 per share	50,000	50	9,950	-	-	10,000
Issuance of 580,000 common shares at $0.10 per share	580,000	580	57,420	-	-	58,000
Currency translation adjustment	-	-	-	-	18,281	18,281
Net income, year ended December 31, 2004	-	-	-	498,097	-	498,097

Balance, December 31, 2004	15,321,339	$6,331	$3,133,886	$(1,198,701)	$-	$1,941,516

The accompanying notes are an integral part of these consolidated financial statements.

Page - 36

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$498,097	$249,793
Adjustments to reconcile net income to net cash From operating activities
- non-controlling interest share of losses	(41,718)	(9,077)
- dilution gain in Frequent Traveller.com	(12,353)	(30,555)
- non-cash cost of domain name sales	301,801	82,315
- depreciation	3,867	3,057
- accounts and advances receivable	17,525	(5,081)
- prepaid expenses	2,067	(4,613)
- accounts payable and accrued liabilities	126,051	117,904

CASH FROM OPERATING ACTIVITIES	895,337	403,743

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of computer equipment	(20,643)	-
- purchase of domain names	(40,812)	-
- acquisition of subisidiary, net of cash	-	2,589

CASH FLOWS USED IN INVESTING ACTIVITIES	(61,455)	2,589

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock	68,000	-
- issuance of common stock by Frequent Traveller.com	51,726	50,000
- loan proceeds (repayments)	(300,000)	(75,000)

CASH FLOWS USED IN FINANCING ACTIVITIES	(180,274)	(25,000)

EFFECT OF EXCHANGE RATE CHANGES	18,281	(43,820)

INCREASE IN CASH AND CASH EQUIVALENTS	671,889	337,512

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	393,039	55,527

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,064,928	$393,039

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 37

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company’s subsidiary Domain Holdings Inc. (“DHI”) owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed websites that sell fragrance and beauty care products to North American consumers. DHI is developing other sites with the goal of facilitating business transactions both at the wholesale level and at the consumer level. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail strategy or its advertising strategy. DHI has an in-house development team that develops its corporate websites.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at December 31, 2004, the Company owns 54% of the outstanding shares of FT. (Refer to Note 3.)

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectibility can be reasonably assured. In accordance with EITF 99-19 the Company records web advertising revenue net of service costs.

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002 and the required disclosures have been made below.

Page - 38

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income and net income earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Year ended December 31, 2004	Year ended December 31, 2003

Net income for the year	As reported	$ 498,097	$ 249,793
SFAS 123 compensation expense	Pro-forma	(13,924)	(24,911)
Net income for the year	Pro-forma	$ 484,173	$ 224,882

Pro-forma basic net income per share	Pro-forma	$ 0.03	$ 0.01
Pro-forma diluted net income per share	Pro-forma	$ 0.03	$ 0.01

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances .deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of intangible assets, stock based compensation, disclosure of contingent assets and liabilities at the date of the financial statements and for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Page - 39

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported on the consolidated income statement.

Earnings per share
Basic earnings per share is computed by dividing earnings for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

Comprehensive income(loss)
Comprehensive income(loss) is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income(loss) to date consists only of the cumulative net loss resulting from translation of the foreign currency financial statements of DHI.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, based upon projected cash flows and market capitalization, that there is no impairment of the carrying value of its intangible assets at December 31, 2004.

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

NOTE 3 - ACQUISITION OF FREQUENT TRAVELLER.COM (“FT”)

By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in 2003. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $51,726 resulting in a net gain on dilution of $12,353 in 2004. On November 16, 2004, FT declared a nine share for every one share stock dividend. As of December 31, 2004, FT has 12,936,690 common shares issued and outstanding and the Company owns 7,000,000 common shares representing 54% of FT’s issued and outstanding common shares (See Note 6).

Page - 40

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 - ACQUISITION OF FREQUENT TRAVELLER.COM (“FT”) - (cont’d)

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Cash	$ 2,589
Other assets	1,547
Non-Controlling Interest	5,785
Intangible assets - domain name	48,918

58,839
Liabilities assumed at fair value:
Accounts payable and accrued liabilities	(16,359)
Shareholder’s loan	(7,480)

Purchase price	$35,000

Components of the purchase price:
Accounts Payable	$35,000

Total purchase price	$35,000

NOTE 4 - LOAN PAYABLE

In connection with the acquisition of DHI, the Company entered into a Loan and Security Agreement dated November 10, 2000 with Pacific Capital Markets Inc. (“PCMI”), a British Columbia corporation. Under the terms of the agreement, PCMI agreed to loan the Company up to $1,500,000 to satisfy its obligation pursuant to the DHI purchase agreement dated November 10, 2000. Amounts loaned by PCMI are secured by a promissory demand note (subsequently amended to a promissory note due June 28, 2005), bearing interest at the Royal Bank of Canada United States dollar prime rate plus 2%. The principal balance of the note was repaid during 2004. As at December 31, 2004 the outstanding loan balance was nil. (2003 - $300,000), and a total of $18,305 (2003 - $41,731) of interest was incurred for the year ended December 31, 2004, $7,791 of which is recorded as an account payable at year end.

NOTE 5 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During the year ended December 31, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfying bonuses of $10,000 granted and recorded by DHI in 2003 and issued 580,000 shares of restricted common stock to an officer under an option agreement (see Stock Options below).

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

Page - 41

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 - CAPITAL STOCK - (cont’d)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 consulting fees and bonuses totalling $228,000 (2003 - $144,000) were incurred and paid to the executives of the Company. In July 2004, $76,000 of prior year’s consulting fees and non-interest bearing notes were repaid to an officer.

During the year ended December 31, 2004 commissions totalling $60,000 from the sales of domain names were paid to a principal of PCMI. (See Note 11.)

During the year ended December 31, 2004, taking into account FT’s nine-for-one stock dividend, two officers each invested $2,000 to each acquire 500,000 common shares in FT, and one officer converted $16,176 of debt to acquire 1,617,600 common shares in FT. Collectively, these officers own 3,617,600 common shares representing a 28% minority interest in FT. (See Note 3.)

NOTE 7 - FINANCIAL INSTRUMENTS

Interest rate risk exposure
The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk
The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

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

Page - 42

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 8 - INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company and FT are subject to United States federal and state taxes.

As at December 31, 2004 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,500,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,500,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	Year ended December 31, 2004	Year ended December 31, 2003

Income before income taxes	$ 498,097	$ 249,793

Current income taxes	177,323	109,865
Recognized benefits of non-capital losses	(177,323)	(109,865)

Total current income taxes	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2005	2003

Future income tax assets (liabilities):
Operating losses available for future periods	$ 1,260,000	$ 1,475,000
Un-amortized capital assets	539,000	494,000
Intangible assets	(535,000)	(628,000)
	1,264,000	1,341,000
Valuation allowance	(1,264,000)	(1,341,000)

Net future income tax asset	$ -	$ -

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31, 2004	Year ended December 31, 2003
Cash paid during the year for:
Interest	$ 10,384	$ 42,465
Income taxes	$ -	$ -

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 5.)

Page - 43

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

NOTE 11 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase the four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-months thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. As of December 31, 2004, Manhatten Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid $100,000 in commissions on the $1,000,000. (See Note 7.)

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages hosted on the domain names, or $2,500, commencing January 2005. No value is ascribed to the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectability is not reasonably assured

Sale of Rugby.com
On October 29, 2004, the Company sold the domain name rugby.com to Peninsula Investments of North Carolina for $350,000 and realized a profit on the sale of approximately $258,000.

NOTE 12 - SUBSEQUENT EVENTS

On March 22, 2005, the Company entered into an agreement to purchase from an unrelated third party a portfolio of domain names and $100,000 cash in exchange for 275,000 restricted common shares issued from treasury. The closing for the transaction is expected to be on or before April 15, 2005.

Page - 44