Form 10QSB
period 2005-03-31
COMMUNICATE COM INC
filed 2005-05-16
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

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

Common Stock             15,596,339 shares outstanding
   $.001 Par Value               as of May 13, 2005

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of March 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the periods ended March 31, 2005 and March 31, 2004
Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and March 31, 2004
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

Registrant, through its majority-owned subsidiaries, Domain Holdings, Inc. (“DHI”, formerly Communicate.com Inc.) and FrequentTraveller.com Inc. (“FrequentTraveller”) (together the "Subsidiaries"), is involved in businesses that exploit commercial uses of the Internet. DHI markets and licenses a portfolio of domain names, a number of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing its debts. Registrant generates revenue from leasing domain names, from sales commissions from the sale of third-party products and services utilizing the Internet, from "pay-per-click" revenue and from the sale of domain name assets that Registrant believes are not essential to its business. Since May 2003, Registrant has begun selling fragrances and beauty and sports products online directly to consumers and in October 2003 begun selling travel services through its website FrequentTraveller.com.

Registrant presently has twenty-two full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Bellingham, Washington.

(a) Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended
	March 31, 2005	March 31, 2004
Statements of Operations Data
Domain Name Leasing and Advertising	$337,337	$66,548
Domain Name Sales	--	200,000
eCommerce Sales	640,989	229,561
Total Revenues	978,326	496,109

Cost of Domain Name Sales and Commission	--	74,857
eCommerce Direct Costs	553,116	179,582
Total Cost of Revenues	553,116	254,439

Gross Profit	425,210	241,670

Marketing	(32,696)	(5,021)
General and Administrative	(65,446)	(90,980)
Management Fees and Salaries	(186,905)	(102,598)
Professional Fees	(10,601)	(9,587)
Depreciation	(2,134)	(608)

Operating Income	127,428	32,876

Gain on Debt Settlement	6,044	--
Non-Controlling Interest Share of Loss	--	6,691
Dilution Gain in Subsidiary	--	5,654

Net Income for the Period	$133,472	$45,221

Basic Earnings (Loss) per Share	$0.01	$0.00
Weighted Average Shares Outstanding	15,024,188	14,737,493

Balance Sheet Data	As at March 31, 2005	As at December 31, 2004
Current Assets	$ 1,243,260	$ 1,064,928
Fixed Assets	32,102	26,394
Intangible Assets	1,503,725	1,503,725
Total Assets	$2,779,087	$2,606,711

Accounts Payable & Accrued Liabilities	$489,899	$665,195
Total Liabilities	489,899	665,195

Common Stock	6,331	6,331
Additional Paid in Capital	3,133,886	3,133,886
Share Subscriptions	100,000	--
FT obligation to issue shares	50,200	--
Obligation to issue shares	64,000	--
Accumulated Deficit	(1,065,229)	(1,198,701)
Total Stockholders’ Equity	$2,174,988	$1,941,516

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the first quarter of 2005, Registrant generated domain name leasing and advertising revenue of $337,337 as compared to $66,548 in the first quarter of 2004, an increase of 407%. The increase is attributed to the new rate contract which has become effective in the first quarter of 2004 and to the surge in Internet advertising over the holiday season. While Management believes its advertising revenue will continue to grow, it does not believe this 2005 first quarter result is sustainable. Management believes monthly advertising revenue for 2005 realistically should be around $70,000 per month which represents a 40% increase over the 2004 monthly average of approximately $50,000.

Domain Name Sales.

In the first quarter of 2005, the Registrant did not sell any domain names. Management has concluded its strategy to recapitalize the Registrant through the selling of non-strategic domain names. Proceeds from the prior sales in 2003 and 2004 were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com and perfume.com Internet retail sites and karate.com Internet retail site in 2004. In the first quarter of 2005, the combined retail sites generated sales of $524,049 (2004 Q1 - $219,037), or approximately $5,823 per day (2004 Q1 - $2,407 per day), with cost of purchases and shipping totaling $446,621 (2004 Q1 - $168,333) resulting in gross profit margin of approximately 14.8% (2004 Q1 - 23.1%). While comparable quarterly sales have increased by 139%, gross profit margin as a percentage has declined by 36%. Management during the quarter lowered the retail selling prices for its fragrance products to acquire new customers and since the start of the second quarter has returned selling prices to normal. Management expects overall gross profit margin to return to between 18% and 20% in the second and subsequent quarters. Management continues to maintain or improve margins by negotiating with multiple suppliers for better pricing and by automating the fulfillment process.

In the first quarter of 2005, Registrant through its travel business subsidiary generated product sales of $116,940 at a cost of $106,495 as compared to sales of $10,524 at a cost of $11,252 in the first quarter of 2004. The travel operation incurred a net loss of $22,723 in the first quarter of 2005 and an accumulated deficit of $248,247 since inception in October 2002. While Management has reduced the monthly loss by consolidating its base of operation it has not reached its revenue target of $150,000 per quarter and will continue to work to meet this goal. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per quarter and believes the goal is achievable within six months.

Page - 5

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media in 2004 and has continued its effort into 2005. In the first quarter of 2005, Registrant recorded marketing expenses of $32,696 or 5.1% of eCommerce sales as compared to $5,021 or 2.2% of sales in 2004. Management expects marketing expenses to increase as sales increase and has planned to use up to 10% of gross product sales for marketing in 2005.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the first quarter of 2005, Registrant recorded general and administrative expense of $65,446 as compared to $90,980 in the first quarter of 2004 - a decrease of 28.1%. The decline is primarily attributable to a decline in travel and financing expenses which were not incurred in the current quarter. Management expects general and administrative expenses to remain at their current level for the second quarter of 2004.

MANAGEMENT FEES AND SALARIES. In the first quarter of 2005, Registrant incurred management fees and staff salaries of $186,905, an increase of 82.2% over the first quarter of 2004 of $102,598 as the number of employees has more than doubled over the year from 10 staff to 22 staff. Management expects staff salaries to increase as hiring continues in the coming quarters.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the first quarter of 2005, professional fees totaled $10,601 as compared to $9,621 in 2004, an increase of 10.2%. No significant legal expenses have been incurred in the first quarter of 2005. The Registrant’s subsidiary is pursuing equity financing and plans to file its prospectus in the second quarter of 2005 thus professional fees are expected to increase subsequent to the first quarter in 2005. Other than professional fees related to raising capital, Management is unaware of factors which are likely to increase professional fees in the second quarter of 2005.

(c) Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of owned inventory and of third parties; (iii) fees resulting from Internet traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004 and maintained into the first quarter of 2005. At March 31, 2005 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $753,361 as compared to a working capital of $411,397 at the fiscal year ending December 31, 2004. During the three-months ended March 31, 2005 Registrant had net income of $133,472 and an increase in cash of $164,751, compared to net income of $45,221 and a decrease in cash of $10,064 for the same three-month period of last year. Operating activities generated cashflows of $72,593 from net income after primarily reducing accounts payable during the three-month period ended March 31, 2005. To date, Registrant has reduced its accumulated deficit to $1,065,229 and has stockholders’ equity of $2,289,188 as at March 31, 2005.

Page - 6

In October 2003, Registrant became a majority shareholder of FrequentTraveller which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has two managers and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $10,000 per month, will be covered by Registrant or by raising outside capital. As of March 31, 2005, FT has raised $191,826 in private placement equity, including $70,000 invested by the Registrant, and accumulated a deficit of $248,247. FT’s working capital is expected to increase in the second quarter of 2005 as FT completes its private placement. Currently, $50,200 is classified as an obligation to issue shares by FT.

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

Item 2. Changes in Securities.

On March 22, 2005, the Board of Directors issued 275,000 shares of common stock to Carl H Jackson pursuant to a domain purchase agreement. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

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

(B) Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the first quarter ending March 31, 2005.

Page - 10

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

By:/s/ David M. Jeffs
Name:  David M. Jeffs
Title: Director and CEO
Dated: May 16, 2005

By:/s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: May 16, 2005

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

Date: May 16, 2005

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

Date: May 16, 2005

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 14

Exhibit 32

Page - 15

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

May 16, 2005

Page - 16

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending May 16, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

May 16, 2005

Page - 17

EXHIBIT F-1

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 18

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,229,679	$1,064,928
Accounts receivable	13,581	9,373
Advances receivable	-	2,291

	1,243,260	1,076,592

FIXED ASSETS	32,102	26,394
INTANGIBLE ASSETS (Note 2)	1,503,725	1,503,725

	$2,779,087	$2,606,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$489,899	$665,195

STOCKHOLDERS’ EQUITY
Capital stock (note 4)
Authorized
50,000,000 Common shares, $0.001 par value
Issued and outstanding
15,321,339 Common shares	6,331	6,331
Additional paid in capital	3,133,886	3,133,886
Share subscriptions (Note 11)	100,000	-
FT obligation to issue shares (Note 3)	50,200	-
Obligation to issue shares (Note 4)	64,000	-
Accumulated deficit	(1,065,229)	(1,198,701)

	2,289,188	1,941,516

	$2,779,087	$2,606,711

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004

REVENUES
Domain name leasing and advertising	$337,337	$66,548
Domain name sales	-	200,000
eCommerce sales	640,989	229,561
Total revenues	978,326	496,109
COST OF REVENUES
Cost of domain name sales and commissions	-	74,857
eCommerce direct costs	553,116	179,582
Total cost of revenues	553,116	254,439

GROSS PROFIT	425,210	241,670

EXPENSES
Marketing	32,696	5,021
General and administrative	65,446	90,980
Management fees and salaries	186,905	102,598
Professional fees	10,601	9,587
Depreciation	2,134	608
	297,782	208,794

INCOME BEFORE OTHER ITEMS	127,428	32,876

GAIN ON DEBT SETTLEMENT	6,044	-
NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY	-	6,691
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	-	5,654

INCOME BEFORE INCOME TAXES	133,472	45,221

INCOME TAXES (Note 7)
Current	53,389	10,000
Recovery of deferred tax assets	(53,389)	(10,000)

NET INCOME FOR THE PERIOD	$133,472	$45,221

EARNINGS PER SHARE:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,024,188	14,737,493
Diluted	17,024,188	18,098,743

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31, 2005	Three months ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$133,472	$45,221
Adjustments to reconcile net income to net cash from operating activities
- non-controlling interest share of losses	-	(6,691)
- dilution gain in Frequent Traveller.com	-	(5,654)
- non-cash cost of domain name sales	-	54,857
- depreciation	2,134	608
- accrued interest	-	(488)
- accounts and advances receivable	(1,917)	(3,384)
- prepaid expenses	-	2,067
- accounts payable and accrued liabilities	(175,296)	(60,468)

CASH FROM OPERATING ACTIVITIES	(41,607)	26,068

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of computer equipment	(7,842)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(7,842)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock	-	10,000
- share subscriptions (Note 11)	100,000	-
- FT obligation to issue shares (Note 3)	50,200	-
- obligation to issue shares (Note 4)	64,000	-
- loan proceeds (repayments)	-	(50,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	214,200	(40,000)

EFFECT OF EXCHANGE RATE CHANGES	-	3,868

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,751	(10,064)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,064,928	393,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,229,679	$382,975

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at March 31, 2005, the Company owns 54% of the outstanding shares of FT. (Refer to Note 3.)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Comparative figures
Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

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
March 31, 2005
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

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		Three months ended March 31, 2005	Three months ended March 31, 2004
Net income for the period	As reported	$133,472	$45,221
SFAS 123 compensation expense	Pro-forma	-	(3,924)
Net income for the period	Pro-forma	$133,472	$41,297

Pro-forma basic net income per share	Pro-forma	$0.03	$0.01
Pro-forma diluted net income per share	Pro-forma	$0.03	$0.01

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
March 31, 2005

(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates. Resulting re-measurement gains or losses are reported on the consolidated statement of operations.

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

Cash and cash equivalents
The company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, based upon projected cash flows and market capitalization, that there is no impairment of the carrying value of its intangible assets at March 31, 2005.

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

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

NOTE 3 - FREQUENT TRAVELLER.COM (“FT”) OBLIGATION TO ISSUE SHARES

By agreement dated October 1, 2003 the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in fiscal 2003. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $51,726 resulting in a net gain on dilution of $12,353 in fiscal 2004. On November 16, 2004, FT declared a nine share for every one share stock dividend. As of March 31, 2005, FT has 12,936,690 common shares issued and outstanding and the Company owns 7,000,000 common shares representing 54% of FT’s issued and outstanding common shares.

During the quarter ended March 31, 2005 FT had planned to raise $100,000 at $0.05 per common share in an equity private placement by June 2005 and had received $50,200 from investors. Upon completion of the private placement FT is expected to issue up to 2,000,000 common shares and the Company will subscribe for an amount sufficient to maintain its majority stake in FT, The monies raised will be used as working capital for FT.

NOTE 4 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

During the quarter ended March 31, 2005, the Company authorized but has not yet issued 160,000 shares of restricted common stock of the Company to employees to satisfy bonuses of $64,000 awarded and recorded by DHI in 2004.

During the year ended December 31, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfaction of bonuses of $10,000 granted and recorded by DHI in 2003 and issued 580,000 shares of restricted common stock to an officer under an option agreement (see Stock Options below).

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

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 was amortized to expense over the vesting period which ended July 24, 2004. In accordance with the provisions of SFAS 148, the Company’s pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005 consulting fees totalling $51,000 (2004 - $48,000) were incurred and paid to three executives of the Company.

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(unaudited)
NOTE 6 - FINANCIAL INSTRUMENTS

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

Fair values of financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values.

NOTE 7 - INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at March 31, 2005 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,500,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,500,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 8 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
	Three month period ended March 31, 2005	Three month period ended March 31, 2004
Cash paid during the period for:
Interest	$-	$7,656
Income taxes	$-	$-

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 4.)
On January 7, 2005, 160,000 shares were authorized to be issued in settlement of $64,000 of DHI’s bonus payable. (Refer to Note 4.)

NOTE 9 - CONTINGENCIES

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

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(unaudited)

NOTE 10 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhatten Assets the option to purchase the four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-months thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. As of March 31, 2005, Manhatten Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid $100,000 in commissions on the $1,000,000.

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages hosted on the domain names, or $2,500, commencing January 2005. No value is ascribed to the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectability is not reasonably assured. DHI has waived the royalty receivable from Manhatten Assets until July 2005 while awaiting the development of the websites.

NOTE 11 - SUBSEQUENT EVENTS

On March 22, 2005, the Company entered into an agreement to purchase from an unrelated third party a portfolio of domain names and $100,000 cash in exchange for 275,000 restricted common shares issued from treasury. The undertakings were completed and the common shares were released to the seller on April 5, 2005.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have to rights to sell travel products on Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay at least a minimum royalty commencing 2006 of $150,000 per annum. The royalty, averaging 3% up to $100 million, is based on sales of travel products by FT. DHI retains the rights to sell other services, including advertising, on the websites. The agreement expires on December 31, 2010 and may be extended in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.

Page - 27