Form 10QSB
period 2005-06-30
COMMUNICATE COM INC
filed 2005-08-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or

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

Common Stock 17,756,339 shares outstanding
$.001 Par Value as of August 12, 2005

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of June 30, 2005 and December 31, 2004
Consolidated Statements of Operations for the periods ended June 30, 2005 and June 30, 2004
Consolidated Statements of Cash Flows for the periods ended June 30, 2005 and June 30, 2004
Notes to the Consolidated Financial Statements

Item 2.	Management's discussion and analysis of financial condition and results of operations

Item 3. Controls and Procedures.

PART II.  Other Information

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Page - 3

	For the Quarters Ended
	June 30, 2005	June 30, 2004
Statements of Operations Data
Sales
Domain Name Leasing and Advertising	$ 250,143	$ 159,456
Domain Name	--	200,000
eCommerce	799,912	373,651
Total Sales	1,050,055	733,107

Cost of Sales
Domain Names	--	107,794
eCommerce	665,743	297,827
Total Cost of Sales	665,743	405,621

Gross Profit	384,312	327,486

Marketing	(43,377)	(21,698)
General and Administrative	(70,278)	(70,970)
Management Fees and Salaries	(210,241)	(113,391)
Professional Fees	(21,087)	(5,707)
Depreciation	(2,464)	(562)

Operating Income	36,865	115,158

Gain on Debt Settlement	10,168	--
Non-Controlling Interest Share of Loss	42,365	2,325
Dilution Gain in Subsidiary	26,272	3,425

Net Income for the Period	$ 115,670	$ 120,908

Basic Earnings (Loss) per Share	$ 0.01	$ 0.01
Weighted Average Shares Outstanding	15,396,065	14,739,416

Balance Sheet Data	As at June 30, 2005	As at December 31, 2004
Current Assets	$ 1,368,941	$ 1,064,928
Fixed Assets	35,028	26,394
Intangible Assets	1,539,678	1,502,178
Total Assets	$ 2,943,647	$ 2,605,164

Accounts Payable & Accrued Liabilities	$ 411,774	$ 665,195
Non-Controlling Interest	28,463	--

Common Stock	10,708	6,331
Additional Paid in Capital	3,443,809	3,133,886
Accumulated Deficit	(951,107)	(1,198,701)
Total Stockholders’ Equity	$ 2,503,410	$ 1,941,516

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the second quarter of 2005, Registrant generated domain name leasing and advertising revenue of $250,143 as compared to $159,456 in the second quarter of 2004, an increase of 56.9%. As these are the first two comparable quarters since the new rate contract has become effective in the first quarter of 2004 and management has previously stated it expects a growth rate of 40%, management is satisfied with the current results. Management is continuing its effort to add to its domain portfolio to enhance its revenue generation, and during the second quarter it has acquired a portfolio of Chinese root level (.cn) domain names. Management maintains its growth target of 40% year-over-year as certain domain names, such as body.com, are slated for development into ecommerce retailing sites.

Domain Name Sales.

In the second quarter of 2005, the Registrant did not sell any domain names. Management has concluded its strategy to recapitalize the Registrant through the selling of non-strategic domain names. Proceeds from the prior sales in 2003 and 2004 were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com and perfume.com Internet retail sites and karate.com Internet retail site in 2004. In the second quarter of 2005, the combined retail sites generated sales of $566,967 (2004 Q2 - $304,131), or approximately $6,230 per day (2004 Q2 - $3,342 per day), with cost of purchases and shipping totaling $469,999 (2004 Q1 - $245,628) resulting in gross profit margin of approximately 17.1% (2004 Q1 - 19.2%). While comparable quarterly sales have increased by 86.4%, gross profit margin as a percentage has declined by 10.9%. Although fragrance sales generally have met expectations as a result of more competitive vendor selections, sporting goods sales have not met management’s gross profit margin goal of between 18% and 20%. Management will spend time in the third quarter to revise its sporting goods product mix and pricing strategy to improve margin. Management expects overall gross profit margin to return to between 18% and 20% in the third and subsequent quarters. Management continues to maintain or improve margins by negotiating with multiple suppliers for better pricing and by automating the fulfillment process.

In the second quarter of 2005, Registrant through its travel business subsidiary generated product sales of $229,638 at a cost of $195,744 as compared to sales of $69,403 at a cost of $52,199 in the second quarter of 2004. The travel operation incurred a net loss of $31,768 in the second quarter of 2005 and an accumulated deficit of $281,562 since inception in October 2002. During the second quarter of 2005, the subsidiary incurred accounting and legal fees of $15,981 related to its Form SB-2 filing. By excluding such fees, the loss would have been reduced to $15,787, an improvement over the previous quarter’s loss of $22,723. While Management has reduced the monthly loss by consolidating its base of operation it has not reached its revenue target of $150,000 per quarter and will continue to work to meet this goal. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per quarter and believes the goal is achievable within twelve months.

Page - 5

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media in 2004 and has continued its effort into 2005. In the second quarter of 2005, Registrant recorded marketing expenses of $43,377 or 7.7% of eCommerce sales as compared to $21,698 or 7.1% of comparable quarterly sales in 2004. Marketing expense is in line with expectation, and Management expects marketing expenses to increase as sales increase and has planned to use up to 10% of gross product sales for marketing in 2005.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the second quarter of 2005, Registrant recorded general and administrative expense of $70,278 as compared to $70,970 in the second quarter of 2004 - remaining relatively the same. Management expects general and administrative expenses to remain at their current level for the third quarter of 2004.

MANAGEMENT FEES AND SALARIES. In the first quarter of 2005, Registrant incurred management fees and staff salaries of $210,241, an increase of 85.4% over the second quarter of 2004 of $113,391 as the number of employees has more than doubled over the year from 10 to 22 staff. Management expects staff salaries to increase slightly in the coming quarters as hiring slows down while management assesses productivity return.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the second quarter of 2005, professional fees totaled $21,087 as compared to $5,707 in 2004, an increase of 269%. Both legal and auditing fees have increased because the Registrant’s travel services subsidiary has filed its Form SB-2 to raise up to $2,000,000 in working capital to expand its business. Other than professional fees related to the travel subsidiary’s Form SB-2 filing which is estimated to cost $40,000 of which $16,000 has been accrued, Management is unaware of factors which are likely to increase professional fees in the third quarter of 2005.

(c) Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of owned inventory and of third parties; (iii) fees resulting from Internet traffic click-throughs generated by the domain name assets; and (iv) trading of non-core domain name assets.

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004 and maintained into the second quarter of 2005. At June 30, 2005 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $957,167 as compared to a working capital of $411,397 at the fiscal year ending December 31, 2004. During the three-months ended June 30, 2005 Registrant had net income of $249,142 and an increase in cash of $303,321, compared to net income of $166,095 and an increase in cash of $94,659 for the same three-month period of last year. Operating activities generated cash outflows of $19,453 after primarily reducing accounts payable and excluding the non-cash dilution gains from the sale of equity in the Registrant’s travel subsidiary during the three-month period ended June 30, 2005. During the three months ended June 30, 2005, the Registrant raised a net of $297,100 through: i) the completion of a private placement of 275,000 common shares for $100,000 cash; ii) the exercise of stock purchase warrants into 2,000,000 common shares for $100,000; and iii) the net private placement to non-controlling interest of FT of $97,100. From the beginning of the fiscal year to June 30, 2005, Registrant has reduced its accumulated deficit to $951,107 from $1,200,248 and has stockholders’ equity of $2,503,410.

Page - 6

In October 2003, Registrant became a majority shareholder of FrequentTraveller which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has two managers and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $10,000 per month, will be covered by Registrant or by sourcing outside capital. During the second quarter of 2005, FT completed a private placement of $147,100 in new common share at a price of $0.05 per common share, including $50,000 invested by the Registrant. As a result, FT has improved from a position of negative equity of $57,968 as at March 31, 2005 to a position of positive equity of $57,364 as at June 30, 2005. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $281,562. On July 19, 2005, FT filed a Form SB-2 offering up to 4,000,000 common shares at a price of $0.50 per share on a non-sponsored best effort basis. While the offering has been filed, it is not yet effective and may not become effective. FT plans to use any proceeds from this planned offering to expand its business and for working capital purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Registrant did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Registrant did not sell any unregistered equity securities, with the exception of the following:

On April 5, 2005, the Board of Directors issued 275,000 shares of common stock to a third party pursuant to an Asset Purchase Agreement dated March 17, 2005. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On May 16, 2005, the Board of Directors issued 160,000 shares of common stock to four employees and two consultants pursuant to a resolution of the board of directors dated January 7, 2005. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

Page - 8

On June 22, 2005, the Board of Directors issued 500,000 shares and 1,500,000 shares of common stock respectively to two related parties pursuant to a stock warrant agreement dated June 28, 2002. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

For each of the above share issuances, management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The share certificates representing the shares have been legended with the applicable trading restrictions.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Registrant. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Registrant reported all information that was required to be disclosed in a report on Form 8-K, with the exception of the disclosure required under Item 3.02 of a Form 8-K (Current Report) regarding the disclosure of unregistered sales of equity securities as disclosed in Item 2 above.

Item 6. Exhibits and Reports on Form 8-K.

(A) Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certificate of Chief Executive Office and Chief Financial Officer

(B) Reports on Form 8-K.

There were no report on Form 8-K filed by Registrant during the second quarter ending June 30, 2005.

Page - 9

PART II - SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

By: /s/ David M. Jeffs
Name:  David M. Jeffs
Title: Director and CEO
Dated: August 12, 2005

By: /s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: August 12, 2005

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

Date: August 12, 2005

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

Date: August 12, 2005

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 13

Exhibit 32

Page - 14

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

August 12, 2005

Page - 15

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

August 12, 2005

Page - 16

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 17

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,368,249	$1,064,928
Accounts receivable	692	9,373
Advances receivable	-	2,291

	1,368,941	1,076,592

FIXED ASSETS	35,028	26,394
INTANGIBLE ASSETS (Note 2)	1,539,678	1,503,725

	$2,943,647	$2,606,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,774	$665,195

NON-CONTROLLING INTEREST (Note 3)	28,463	-

STOCKHOLDERS’ EQUITY
Capital stock (note 4)
Authorized
50,000,000 Common shares, $0.001 par value
Issued and outstanding
17,756,339 Common shares (December 31, 2004 - 15,321,339)	10,708	6,331
Additional paid in capital	3,443,809	3,133,886
Accumulated deficit	(951,107)	(1,198,701)

	2,503,410	1,941,516

	$2,943,647	$2,606,711

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 18

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

SALES
Domain name leasing and advertising	$250,143	$159,456	$587,480	$226,004
Domain names	-	200,000	-	400,000
eCommerce	799,912	373,651	1,440,901	603,212
Total sales	1,050,055	733,107	2,028,381	1,229,216
COST OF SALES
Domain names	-	107,794	-	182,651
eCommerce	665,743	297,827	1,218,859	477,409
Total cost of sales	665,743	405,621	1,218,859	660,060

GROSS PROFIT	384,312	327,486	809,522	569,156

EXPENSES
Marketing	43,377	21,698	76,073	26,719
General and administrative	70,278	70,970	135,724	161,950
Management fees and salaries	210,241	113,391	397,146	215,989
Professional fees	21,087	5,707	31,688	15,328
Depreciation	2,464	562	4,598	1,170
	347,447	212,328	645,229	421,156

INCOME BEFORE OTHER ITEMS	36,865	115,158	164,293	148,000

GAIN ON DEBT SETTLEMENT	10,168	-	16,212	-
NON-CONTROLLING INTEREST SHARE OF LOSS IN FREQUENT TRAVELER.COM (Note 3)	42,365	2,325	42,365	9,016
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	26,272	3,425	26,272	9,079

INCOME BEFORE INCOME TAXES	115,670	120,908	249,142	166,095

INCOME TAXES (Note 7)
Current	41,285	51,625	94,674	73,049
Recovery of deferred tax assets	(41,285)	(51,625)	(94,674)	(73,049)

NET INCOME FOR THE PERIOD	$115,670	$120,908	$249,142	$166,095

EARNINGS PER SHARE:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,396,065	14,739,416	15,396,065	14,739,416
Diluted	15,396,065	17,944,416	15,396,065	17,944,416

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended June 30, 2005	Six months ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 249,142	$ 166,095
Adjustments to reconcile net income to net cash from operating activities
- non-controlling interest share of losses (Note 3)	(42,365)	(9,016)
- dilution gain in Frequent Traveller.com (Note 3)	(26,272)	(9,079)
- non-cash cost of domain name sales	-	130,988
- depreciation	4,598	1,171
- accrued interest	-	(236)
- accounts and advances receivable	10,972	11,909
- prepaid expenses	-	2,067
- accounts payable and accrued liabilities	(176,622)	(77,731)

CASH FROM (USED IN) OPERATING ACTIVITIES	(19,453)	216,168

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of computer equipment	(13,232)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(13,232)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions (Note 4)	100,000	25,750
- issuance of common stock for warrants exercised (Note 4 and 5)	100,000	-
- issuance of common stock by FT.com(Note 3)	97,100	-
- loan proceeds (repayments)	-	(150,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	297,100	(124,250)

EFFECT OF EXCHANGE RATE CHANGES	-	2,741

INCREASE IN CASH AND CASH EQUIVALENTS	303,321	94,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,064,928	393,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,368,249	$487,698

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company’s subsidiary Domain Holdings Inc. (“DHI”) owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed websites that sell fragrance and beauty care and sporting goods products to North American consumers. DHI is developing other sites with the goal of facilitating business transactions both at the wholesale level and at the consumer level. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at June 30, 2005, the Company owns 50.4% of the outstanding shares of FT. (Refer to Note 3.)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Principles of consolidation
The financial statements include the accounts of the Company, the 94% interest in its subsidiary, DHI, and the 50.4% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

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
June 30, 2005

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		Six months ended June 30, 2005	Six months ended June 30, 2004
Net income for the period	As reported	$ 249,142	$ 166,095
SFAS 123 compensation expense	Pro-forma	-	(12,456)
Net income for the period	Pro-forma	$ 249,142	$ 153,639

Pro-forma basic net income per share	Pro-forma	$ 0.02	$ 0.01
Pro-forma diluted net income per share	Pro-forma	$ 0.02	$ 0.01

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
June 30, 2005
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

The Company’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, that there is no impairment of the carrying value of intangible assets at June 30, 2005.

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
June 30, 2005
(unaudited)

NOTE 3 - NON CONTROLLING INTEREST

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

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a dilution gain of $68,837 and a non-controlling interest in FT of $28,463 in the quarter. As of June 30, 2005, FT has 15,878,690 common shares issued and outstanding and the Company owns 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have the right to sell travel products on Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay at least a minimum royalty commencing 2006 of $150,000 per annum. The royalty, which is 5% on the first $20 million and decreases by 1% on every subsequent $20 million to a minimum of 1% on sales greater than $80 million, is based on sales of travel products by FT. DHI retains the rights to sell other services, including advertising, on the websites. Beginning in the calendar year of 2006 the annual royalty will be a minimum of $150,000. The agreement expires on December 31, 2010 and may be extended in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.

NOTE 4 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 Common Shares with a par value of $.001.

(a) On April 5, 2005, the Company issued 275,000 shares of restricted common stock to a third party for $137,500 which was paid by $100,000 cash and a portfolio of China root-level (.cn) domain names which have been recorded at a value of $37,500.

(b) On May 16, 2005, the Company issued 160,000 shares of restricted common stock to four employees and two officers to satisfy bonuses payable of $76,800 as authorized by a resolution of the board of directors dated January 7, 2005.

(c) On June 22, 2005, the Company issued 2,000,000 shares of restricted common stock for $100,000 to two related parties pursuant to a share purchase warrant agreement dated June 28, 2002.

(d) During the year ended December 31, 2004, the Company issued 50,000 shares of restricted common stock of the Company to two employees in satisfaction of bonuses of $10,000 granted and recorded by DHI in 2003 and issued 580,000 shares of restricted common stock to an officer under an option agreement (see Stock Options below).

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
June 30, 2005
(unaudited)

NOTE 4 - CAPITAL STOCK (cont’d)

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

A summary of the Company’s stock options as of June 30, 2005, and changes during the period ended is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Outstanding at December 31, 2003	580,000	0.10	0.56
Exercised July 22, 2004	(580,000)
Exercisable at December 31, 2004	-	-	-

Exercisable at June 30, 2005	-	-	-

Share purchase warrants
On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants was $85,100 which resulted in a gain on settlement of $37,400. Pursuant to extending the term of a promissory note issued by the holder of the share purchase warrants on May 19, 2003, the share purchase warrants expiration date was extended to June 28, 2005.

A summary of the Company’s stock purchase warrants as of June 30, 2005, and changes during the period ended is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Outstanding at December 31, 2003	2,000,000	0.05	1.49

Balance at December 31, 2004	2,000,000	0.05	.49
Exercised June 22, 2005	(2,000,000)

Balance at June 30, 2005	-	-	-

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2005 consulting fees totalling $63,000 (2004 - $60,000) were incurred and paid to three officers of the Company. Two of the officers each received 50,000 restricted common shares in lieu of bonus payable of $20,000.

During the quarter ended June 30, 2005 2,000,000 restricted common shares were issued to a principals of Pacific Capital Markets Inc. who are parents of an officer and director of the Company pursuant to the exercise of warrants..

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

As at June 30, 2005 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,500,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,500,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

NOTE 8 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
	Six month period ended June 30, 2005	Six month period ended June 30, 2004
Cash paid during the period for:
Interest	$ -	$ 7,656
Income taxes	$ -	$ -

Refer to Note 4(a).

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 4.)
On May 16, 2005, 160,000 shares were issued in settlement of $76,800 of DHI’s bonus payable. (Refer to Note 4.)

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

NOTE 10 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. Upon entering into the agreements, DHI received a non-refundable $50,000 payment for each of the four domain names totalling $200,000 and granted Manhattan Assets the option to purchase the four domain names for $200,000 each, with payments due beginning on November 3, 2003 and every three-month thereafter until August 3, 2004. If any of the payments are not made on the specified date, Manhattan Assets forfeits its rights to purchase under the agreement. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. Manhattan Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid $100,000 in commissions on the $1,000,000.

DHI retains a perpetual royalty right to each of the domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500, commencing January 2005. No value was recorded for the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectability is not reasonably assured. DHI has waived the royalty receivable from Manhattan Assets until July 2005 while awaiting the development of the websites.

NOTE 11 - SUBSEQUENT EVENTS

On July 19, 2005, FT filed a Form SB-2 registration statement with the U.S, Securities and Exchange Commission offering up to 4,000,000 new common shares at a price of $0.50 per common share. The monies to be raised are intended for development of FT’s business, including call center operations, technology investment and working capital. The Company is not obligated to undertake any portion of the offering, and if the maximum offering is sold by FT the Company’s interest in FT may decrease from 50.4% to 40%.

Page - 27