Form 10QSB
period 2005-09-30
COMMUNICATE COM INC
filed 2005-11-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

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

(604) 697-0136
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock                                         17,756,339 shares outstanding
        $.001 Par Value                                               as of November 10, 2005
                        Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Operations for the periods ended September 30, 2005 and September 30, 2004
Consolidated Statements of Cash Flows for the periods ended September 30, 2005 and September 30, 2004
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

PART I - FINANCIAL INFORMATION

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

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and reducing its debts. Registrant generates revenue from leasing domain names, sales commissions from the sale of third-party products and services utilizing the Internet, "pay-per-click" revenue and the trading of domain name assets. Since May 2003, Registrant has begun selling fragrances and beauty and sports products online directly to consumers and in October 2003 begun selling travel services through its website FrequentTraveller.com.

Registrant presently employs twenty-three full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Bellingham, Washington.

(a) Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended
	September 30, 2005	September 30, 2004
Statements of Operations Data
Domain Name Leasing and Advertising	$256,705	$171,885
Domain Name	--	200,000
eCommerce	760,954	445,271
Total Sales	1,017,659	817,156

Domain Names	--	96,835
eCommerce	602,648	356,526
Total Cost of Sales	602,648	453,361

Gross Profit	415,011	363,795

Marketing	(43,295)	(24,274)
General and Administrative	(80,307)	(67,922)
Management Fees and Salaries	(217,750)	(166,735)
Professional Fees	(24,404)	(2,782)
Depreciation	(3,113)	(801)

Operating Income	46,142	101,281

Gain on Debt Settlement	52,788	--
Non-Controlling Interest Share of Loss	17,679	32,702
Dilution Gain in Subsidiary	--	3,274

Net Income for the Period	$116,609	$137,257

Basic Earnings (Loss) per Share	$0.01	$0.01
Weighted Average Shares Outstanding	16,068,613	14,933,793

Balance Sheet Data	As at September 30, 2005	As at December 31, 2004
Current Assets	$1,492,469	$1,064,928
Fixed Assets	48,663	26,394
Intangible Assets	1,539,678	1,502,178
Total Assets	$3,080,810	$2,605,164

Accounts Payable & Accrued Liabilities	$450,006	$665,195
Non-Controlling Interest	10,784	--

Common Stock	10,708	6,331
Additional Paid in Capital	3,443,809	3,133,886
Accumulated Deficit	(834,497)	(1,200,248)
Total Stockholders’ Equity	$2,620,020	$1,939,969
Total Liabilities and Stockholders’ Equity	$3,080,810	$2,605,164

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the third quarter of 2005, Registrant generated domain name leasing and advertising revenue of $256,705 as compared to $171,885 in the third quarter of 2004, an increase of 49.4%. Management is satisfied with the current result as it surpasses Management’s growth target of 40% year-over-year. Management is continuing its effort to add to its domain portfolio to enhance revenue generation and is maintaining its growth target while certain domain names, such as body.com, are slated for development into ecommerce retailing sites. As more domain names are converted to retailing sites, domain name leasing and advertising growth will be curtailed while eCommerce sales will increase.

Domain Name Sales.

In the third quarter of 2005, the Registrant did not sell any domain names. Management has concluded its strategy to recapitalize the Registrant through the selling of non-strategic domain names. Proceeds from the prior sales in 2003 and 2004 were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Beginning in May 2003, Registrant launched its cologne.com and perfume.com Internet retail sites and karate.com Internet retail site in 2004. In the third quarter of 2005, the combined retail sites generated sales of $583,933 (2004 Q3 - $339,604), or approximately $6,347 per day (2004 Q3 - $3,691 per day), with cost of purchases and shipping totaling $456,071 (2004 Q3 - $268,890) resulting in gross profit of $127,862 and gross profit margin of approximately 21.9% (2004 Q3 - 20.8%). Comparable quarterly sales have increased by 72.0% and gross profit margin in percentage term has increased by 5.3%. The improvement to current gross margin percentage over the previous quarter’s gross margin percentage of 17.1% reflected a more stringent fragrance vendor selection process based on analyzing a vendor’s stock selection, quoted margin, past service history and shipping costs. Also, with respect to karate.com, management improved on the sporting goods product mix and profit margin by eliminating items which involve high shipping costs. Management is continuously monitoring its overall product offerings and profit margins to maintain an acceptable gross profit margin of between 20% to 22% and to add growth to overall eCommerce sales. One disappointment is that the launch of body.com has been delayed to 2006 as management will instead focus on the holiday shopping period occurring in the fourth quarter of 2005.

In the third quarter of 2005, Registrant through its travel business subsidiary generated product sales of $172,337 at a cost of $146,577 as compared to sales of $105,603 at a cost of $87,636 in the third quarter of 2004. The travel operation incurred a net loss of $35,629 in the third quarter of 2005 and an accumulated deficit of $317,192 since inception in October 2002. During the third quarter of 2005, the subsidiary incurred accounting and legal fees of $13,168 related to its Form SB-2 filing. By excluding such fees, the loss would have been reduced to $22,461, an increase over the previous quarter’s loss of $15,787. While Management has reduced the monthly overhead by consolidating its base of operation it has not reached its revenue target of $150,000 per month and will continue to work to meet this goal. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per month and believes the goal is achievable within twelve months.

Page - 5

MARKETING. Registrant has begun to advertise online by paying-for-clicks and search-engine-placements and other media in 2004 and has continued its effort into 2005. In the third quarter of 2005, Registrant recorded marketing expenses of $43,295 or 7.4% of eCommerce sales as compared to $24,274 or 7.2% of comparable third quarter sales in 2004. Marketing expense is in line with expectation, and Management expects marketing expenses to increase as sales increase and has planned to use up to 10% of gross product sales for marketing in 2005.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the third quarter of 2005, Registrant recorded general and administrative expense of $80,307 (7.9% of total sales) as compared to $67,922 in the third quarter of 2004, an increase of 18.2%. Overhead costs have increased in line with increased staff and related costs. The currency exchange rate between the Canadian dollar and the US dollar has increased by over 10% and has contributed to costs which were primarily invoiced in Canadian dollars. Management expects general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the third quarter of 2005, Registrant incurred management fees and staff salaries of $217,750, an increase of 30.6% over the third quarter of 2004 of $166,735. New hires, scheduled salary and wage increases, and the fluctuation in the Canadian dollar have all impacted this line of expenses. Management expects staff salaries to increase slightly in the coming quarters as hiring slows down while management assesses productivity returns.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the third quarter of 2005, professional fees totaled $24,404 as compared to $2,782 in 2004, an increase of 777%. Both legal and auditing fees have increased because the Registrant’s travel services subsidiary has filed its Form SB-2 to offer up to 4,000,000 common shares at a price of $0.50 per share. Any funds received by the Registrant’s travel business subsidiary on this offering will be used for the development of its travel business. Other than professional fees related to the travel subsidiary’s Form SB-2 filing, Management is unaware of factors which are likely to increase professional fees in the fourth quarter of 2005.

(c) Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of both company owned inventory and of inventory owned by third parties; (iii) fees resulting from Internet traffic click-throughs generated by company owned domain name assets; and (iv) trading of domain name assets.

Page - 6

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004 and maintained into the third quarter of 2005. At September 30, 2005 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $1,042,463 as compared to a working capital of $411,397 at the fiscal year ending December 31, 2004. During the nine-months ended September 30, 2005 Registrant had net income of $365,751 and an increase in cash of $424,888, compared to net income of $303,352 and an increase in cash of $192,537 for the same nine-month period of last year. Operating activities generated cash inflows of $157,768 after primarily reducing accounts payable and excluding the non-cash dilution gains from the sale of equity in the Registrant’s travel subsidiary during the nine-month period ended September 30, 2005. During the nine months ended September 30, 2005, the Registrant raised a net of $297,100 through: i) the completion of a private placement of 275,000 common shares for $100,000 cash; ii) the exercise of stock purchase warrants into 2,000,000 common shares for $100,000; and iii) the net private placement to non-controlling interest of FT of $97,100. From the beginning of the fiscal year to September 30, 2005, Registrant has reduced its accumulated deficit to $834,497 from $1,200,248 and has stockholders’ equity of $2,620,020.

In October 2003, Registrant became a majority shareholder of FrequentTraveller which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, Brazil.com and Canadian.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has two managers and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $10,000 per month, will be covered by Registrant or by sourcing outside capital. During the first nine months of 2005, FT completed a private placement of $147,100 in new common share at a price of $0.05 per common share, including $50,000 invested by the Registrant. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $317,192 with total shareholders’ equity of $21,734. On July 19, 2005, FT filed a Form SB-2 offering up to 4,000,000 common shares at a price of $0.50 per share on a non-sponsored best effort basis. While the offering has been filed, it is not yet effective and may not become effective. FT plans to use any proceeds from this planned offering to expand its business and for working capital purposes.

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

Page - 7

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

Item 3: Controls and Procedures.

Disclosure Controls and Procedures

David M. Jeffs, Registrant’s Chief Executive Officer, and J. Cameron Pan, Registrant’s Chief Financial Officer have evaluated the effectiveness of Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, Registrant’s disclosure controls and procedures are effective in alerting Registrant on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Registrant’s internal controls or, to the Registrant’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Registrant carried out this evaluation.

Page - 8

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Registrant did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Registrant did not sell any unregistered equity securities.

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

Page - 9

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Registrant reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits.

(A) Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certificate of Chief Executive Office and Chief Financial Officer

Page - 10

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

By: /s/ David M. Jeffs
Name:  David M. Jeffs
Title: Director and CEO
Dated: November 10, 2005

By: /s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: November 10, 2005

Page - 11

Exhibit 31

Page - 12

CERTIFICATIONS

I, David M Jeffs, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 10, 2005

/s/ David M Jeffs
David M Jeffs, Director and CEO

Page - 13

CERTIFICATIONS

I, J Cameron Pan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 10, 2005

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 14

Exhibit 32

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

November 10, 2005

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

November 10, 2005

Page - 17

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 18

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,489,816	$1,064,928
Accounts receivable	2,653	9,373
Advances receivable	-	2,291

	1,492,469	1,076,592

FIXED ASSETS	48,663	26,394
INTANGIBLE ASSETS (Note 2)	1,539,678	1,502,178

	$3,080,810	$2,605,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$450,006	$665,195

NON-CONTROLLING INTEREST (Note 3)	10,784	-

STOCKHOLDERS’ EQUITY
Capital stock (note 4)
Authorized
50,000,000 Common shares, $0.001 par value
Issued and outstanding
17,756,339 Common shares (December 31, 2004 - 15,321,339)	10,708	6,331
Additional paid in capital	3,443,809	3,133,886
Accumulated deficit	(834,497)	(1,200,248)

	2,620,020	1,939,969

	$3,080,810	$2,605,164

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended Sept. 30, 2005	Three months ended Sept. 30, 2004	Nine months ended Sept. 30, 2005	Nine months ended Sept. 30, 2004

SALES
Domain name leasing and advertising	$256,705	$171,885	$844,185	$397,889
Domain names	-	200,000	-	600,000
eCommerce	760,954	445,271	2,201,855	1,048,483
Total sales	1,017,659	817,156	3,046,040	2,046,372
COST OF SALES
Domain names	-	96,835	-	279,486
eCommerce	602,648	356,526	1,821,507	833,935
Total cost of sales	602,648	453,361	1,821,507	1,113,421

GROSS PROFIT	415,011	363,795	1,224,533	932,951

EXPENSES
Marketing	43,295	24,274	119,368	50,993
General and administrative	80,307	67,922	216,031	229,872
Management fees and salaries	217,750	166,735	614,896	382,724
Professional fees	24,404	2,782	56,092	18,110
Depreciation	3,113	801	7,711	1,971
	368,869	262,514	1,014,098	683,670

INCOME BEFORE OTHER ITEMS	46,142	101,281	210,435	249,281

GAIN ON DEBT SETTLEMENT	52,788	-	69,000	-
NON-CONTROLLING INTEREST SHARE OF LOSS IN FREQUENT TRAVELER.COM (Note 3)	17,679	32,702	60,044	41,718
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	-	3,274	26,272	12,353

INCOME BEFORE INCOME TAXES	116,609	137,257	365,751	303,352

INCOME TAXES (Note 7)
Current	44,312	60,366	138,986	133,415
Recovery of deferred tax assets	(44,312)	(60,366)	(138,986)	(133,415)

NET INCOME FOR THE PERIOD	$116,609	$137,257	$365,751	$303,352

EARNINGS PER SHARE:
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	16,068,613	14,933,793	16,068,613	14,856,485
Diluted	16,068,613	17,142,126	16,068,613	17,064,818

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended Sept. 30, 2005	Nine months ended Sept. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$365,751	$303,352
Adjustments to reconcile net income to net cash from operating activities
- non-controlling interest share of losses (Note 3)	(60,044)	(41,718)
- dilution gain in Frequent Traveller.com (Note 3)	(26,272)	(12,353)
- non-cash cost of domain name sales	-	209,090
- depreciation	7,711	1,971
- accounts and advances receivable	9,011	11,120
- prepaid expenses	-	2,067
- accounts payable and accrued liabilities	(138,389)	(173,780)

CASH FROM (USED IN) OPERATING ACTIVITIES	157,768	299,749

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of computer equipment	(29,980)	(7,502)

CASH FLOWS USED IN INVESTING ACTIVITIES	(29,980)	(7,502)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions (Note 4)	100,000	68,000
- issuance of common stock for warrants exercised (Note 4 and 5)	100,000	-
- issuance of common stock by FT.com(Note 3)	97,100	51,726
- loan proceeds (repayments)	-	(200,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	297,100	(80,274)

EFFECT OF EXCHANGE RATE CHANGES	-	(19,436)

INCREASE IN CASH AND CASH EQUIVALENTS	424,888	192,537

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,064,928	393,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,489,816	$585,576

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at September 30, 2005, the Company owns 50.4% of the outstanding shares of FT. (Refer to Note 3.)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
SEPTEMBER 30, 2005

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk are recorded on a “gross” basis. Customer deposits received prior to ticket issuance or 30-days prior to travel are recorded as deferred revenue. Where the Company does not act as the merchant of record and has no inventory risk, revenues are recorded at the “net” amounts, without any associated cost of revenue in accordance with EITF 99-19.

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

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net income for the period	As reported	$365,751	$303,352
SFAS 123 compensation expense	Pro-forma	-	(1,468)
Net income for the period	Pro-forma	$365,751	$301,884

Pro-forma basic net income per share	Pro-forma	$0.02	$0.02
Pro-forma diluted net income per share	Pro-forma	$0.02	$0.02

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
SEPTEMBER 30, 2005
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

The Company’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, that there is no impairment of the carrying value of intangible assets at September 30, 2005.

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
SEPTEMBER 30, 2005
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

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a dilution gain of $68,837 and a non-controlling interest in FT of $28,463 in the quarter. As of September 30, 2005, FT has 15,878,690 common shares issued and outstanding and the Company owns 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

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

On July 19, 2005, FT filed a Form SB-2 registration statement with the U.S, Securities and Exchange Commission offering up to 4,000,000 new common shares at a price of $0.50 per common share. The monies to be raised are intended for development of FT’s business, including call center operations, technology investment and working capital. The Company is not obligated to undertake any portion of the offering, and if the maximum offering is sold by FT the Company’s interest in FT will decrease from 50.4% to 40%. While the registration process is continuing, the Company cannot estimate when, or if, the Form SB-2 filed by FT will become effective and whether the offering will be sold by FT.

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
SEPTEMBER 30, 2005
(unaudited)

NOTE 4 - CAPITAL STOCK (cont’d)

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

A summary of the Company’s stock options as of September 30, 2005, and changes during the period ended is presented below:

	Number of options	Weighted average exercise price per share		Weighted average remaining contractual life (in years)
			$
Outstanding at December 31, 2003	580,000	0.10		0.56
Exercised July 22, 2004	(580,000)	(0.10)		(0.56)
Exercisable at December 31, 2004	-	-		-

Exercisable at September 30, 2005	-	-		-

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

A summary of the Company’s stock purchase warrants as of September 30, 2005, and changes during the period ended is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Outstanding at December 31, 2003	2,000,000	0.05	1.49

Balance at December 31, 2004	2,000,000	0.05	0.49
Exercised June 22, 2005	(2,000,000)	(0.05)	(0.49)

Balance at September 30, 2005	-	-	-

Page - 26

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine-month ended September 30, 2005 consulting fees totalling $189,000 (2004 - $180,000) were incurred and paid to three officers of the Company.

On May 16, 2005, two of the officers each received 50,000 restricted common shares in lieu of bonus payable of $20,000.

On June 22, 2005, 2,000,000 restricted common shares were issued to principals of Pacific Capital Markets Inc. who are parents of an officer and director of the Company pursuant to the exercise of warrants.

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

Fair values of financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values. Refer to Note 11.

NOTE 7 - INCOME TAXES

The Company’s subsidiary, DHI is subject to Canadian federal and British Columbia provincial taxes in Canada and the Company is subject to United States federal and state taxes.

As at September 30, 2005 the Company and its subsidiaries have net operating loss carryforwards of approximately $3,500,000 that result in deferred tax assets. The majority of the loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,500,000 in undepreciated capital costs relating to fixed assets that have not been amortized for tax purposes. These costs may be amortized in future as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Page - 27

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

NOTE 8 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
	Nine month period ended Sept. 30, 2005	Nine month period ended Sept. 30, 2004
Cash paid during the period for:
Interest	$-	$17,329
Income taxes	$-	$-

Refer to Note 4(a).

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 4.)
On May 16, 2005, 160,000 shares were issued in settlement of $76,800 of DHI’s bonus payable. (Refer to Note 4.)

NOTE 9 - SEGMENTED INFORMATION

The Company’s operations are conducted in two business segments, Internet Commerce and Travel Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the nine months ended September 30, 2005
	Internet Commerce	Travel Services	Total
	$	$	$
Revenue	2,527,125	518,915	3,046,040
Segment Profit	300,555	(90,120)	210,435
Total Assets	2,969,836	110,974	3,080,810
Intangible Assets	1,536,378	3,300	1,539,678

For the nine months ended September 30, 2004
	Internet Commerce	Travel Services	Total
	$	$	$
Revenue	1,860,842	185,530	2,046,372
Segment Profit	345,309	(96,028)	249,281

As at December 31, 2004	$	$	$
Total Assets	2,573,825	31,339	2,605,164
Intangible Assets	1,498,878	3,300	1,502,178

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the nine months ended September 30	2005	2004
	$	$
Segment Profit	210,435	249,281
Gain on Debt Settlement	69,000	-
Non-Controlling Interest	60,044	41,718
Dilution Gain in FrequentTraveller.com	26,272	12,353
Net Income	365,751	303,352

Page - 28

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

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

NOTE 11 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. As of September 30, 2005, Manhattan Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid $100,000 in commissions on the $1,000,000.

DHI retains a perpetual royalty right to each of the above noted domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500, commencing January 2005. No value was recorded for the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectability is not reasonably assured. DHI has waived the royalty receivable from Manhattan Assets until January 2006 while awaiting the development of the websites.

Page - 29