Form 10KSB
period 2005-12-31
COMMUNICATE COM INC
filed 2006-04-13
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $5,768,063

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $20,444,528 as of March 23, 2006 {$1.25 x 16,355,623}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 23, 2006
Common Stock - $0.001 par value	17,756,339

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2005, including the discussion of the business of Communicate.com Inc. (“Communicate”, “CMNN” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Communicate, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Communicate’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include but not limited to statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate’s filings with the Securities and Exchange Commission. The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 3

PART I

Item 1. Description of Business.

General

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”. Communicate changed its name on August 21, 2000 to “Communicate.com Inc.” Communicate has an authorized capital of 50,000,000 shares of common stock with 17,756,339 shares currently issued and outstanding.

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

Communicate’s principal operating subsidiary, Domain Holdings Inc., an Alberta corporation was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”. DHI changed its name on April 14, 1999 to Communicate.com Inc. and, on April 5, 2002, changed its name to Domain Holdings Inc. DHI has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 21,127,711 (94%) of which are held by Communicate. On December 31, 2005, DHI reorganized by transferring certain domain name assets into its 100% owned subsidiary Acadia Management Corp. (“Acadia”), a British Columbia company incorporated on December 1, 2005.

FrequentTraveller.com Inc. On October 1, 2003, Communicate acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT” or “FT.com”), a private Nevada corporation incorporated on October 29, 2002. As of December 31, 2005, Communicate owned a 50.4% interest in FT. FT provides travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by Communicate.com, namely Indonesia.com, Malaysia.com and Vietnam.com. FT commenced limited operations in November 2003. Currently, FT has an authorized capital of 200,000,000 shares of common stock with 15,878,690 shares issued and outstanding, 8,000,000 (50.4%) of which are held by Communicate.

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

Online Business Network. DHI holds title to a portfolio of intuitive, generic domains in a variety of categories, including Health & Beauty (such as Cologne.com and Perfume.com) and Sports & Recreation (such as Wrestling.com and Boxing.com). Communicate seeks opportunities to use these rights to develop, by itself and through alliances with other entities, a network of online businesses which can, among other things, facilitate the retail ordering of goods and services. Communicate believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names’ ability to intuitively attract customers. Communicate also believes it may be able to create economies of scale which will allow strategic partners to participate in e-commerce faster and more cost effectively. Communicate’s business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising, trading of domain names and most recently electronic online retailing. Communicate has not, to date, established such a network and will only do so when and if it believes adequate businesses have shown an interest in establishing a network, and when Communicate has raised sufficient funds to invest in the establishment of a network.

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

Sale and Lease of Domain Names. Communicate recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. Communicate has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions and, at the end of fiscal 2001, Communicate and its Subsidiary DHI entered into a purchase and sales agreement to sell all the domain name assets of DHI for US$1.5 million, subject to approval from the shareholders of Communicate and the minority shareholders of DHI. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser withdrew its offer to purchase and Communicate and DHI mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Communicate has determined that the value of the domain name assets is substantially higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believes that by selling the domain names individually rather than as a portfolio Communicate will maximize the revenue potential of these assets. However, the carrying value of the assets was reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142 on January 1, 2002 (See Item 6 - Management’s Discussion and Analysis - Results of Operation). In 2003, Communicate agreed to sell four domain names (automobile.com, exercise.com, makeup.com, and body.com which was subsequently substituted with call.com) to Manhattan Assets Corp. for $1 million in order to improve working capital. The entire $1 million was received by 2004. Communicate believes that these sales validated the inherent value of Communicate’s domain portfolio. In 2005, there was no sale of domain name assets However, although Communicate is not actively marketing the sale of its domain name assets, Communicate will continue to evaluate any offers received.

Communicate is also actively seeking opportunities to lease its domain names to companies who want to benefit from the availability of advertising and internet traffic that is generated by generic domain names.

Advertising Revenues. Communicate entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which Communicate is paid a fee for referrals to sites with connections to Overture. Subsequent growth in Internet advertising has reaped rewards for Communicate. In 2005, referral advertising revenue now accounts for 87% (91% in 2004) of all advertising revenue generated by Communicate (See Item 1 - Risk Factors - Risk Associated with Communicate). Potential domain name sales are now evaluated against potential foregone advertising revenue. While Communicate has been working to increase its internet advertising revenue, including monetizing its international Internet traffic, recent changes by Internet search engines have negatively affected  Communicate’s advertising traffic. Communicate plans to become less dependent on advertising revenue and deploy more of its domains into its online business network to conduct eCommerce. Although Communicate will continue to explore methods to increase internet advertising revenue, it cannot predict how successful these efforts will be.

Travel Sales. Communicate, through its Subsidiary FT, began selling travel services to travelers visiting the geographic regions that are encompassed by Communicate’s domain names. FT’s business plan is to generate revenues on products sold for third parties and inventory purchased on account from tour operators and hotel establishments.

FT’s travel sites were launched late in 2003 and have conducted limited business in 2005 as FT continued to develop its product mix, identify travel partners and suppliers for the region, hire and train travel staff, and develop its administrative and reporting system. FT has not yet become profitable as it is being developed and is expected to continue to operate at a loss in 2006. Amidst its development efforts, FT faced events that were particular to the region and outside its control, such as the recurrences of SARS and avian flu, terror threats and the Tsunami disaster. However, despite the challenges, Communicate believes the market is lucrative enough to justify expending further resources to develop the business model in 2006. Communicate expects to maintain or increase FT’s revenue in 2006; however, Communicate is unable to forecast with any certainty as the business is dependent on many factors, such as political events, travel safety and the economy, and may continue to require business remodeling.

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

Page - 6

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

Page - 7

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

Trading in Communicate’s Common Stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Communicate’s Common Stock qualifies as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the Common Stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Communicate’s Common Stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Communicate’s Common Stock, which could severely limit their market price and liquidity of its Common Stock. This could prevent you from reselling your shares and may cause the price of the Common Stock to decline. See “Penny Stock rules” in Part II Item 5(e) for more details.

Page - 8

Item 2. Description of Property.

Communicate’s assets consist of a portfolio of “generic” domain names including “Perfume.com”, “Exercise.com”, “Boxing.com”, “Wrestling.com”, “Cricket.com”, “Leisure.com”, “Brazil.com”, “Malaysia.com”, “Indonesia.com”, “Vietnam.com”, “Call.com”, “Number.com” and “Mouse.com”.

Communicate and its Subsidiaries operate from their principal office at 600 - 1100 Melville Street, Vancouver, British Columbia, Canada. Communicate’s telephone number is (604) 697-0136. Communicate rents the office space on a quarterly basis and has a flexible arrangement with its landlord to take up space when and if required. It is our opinion that this office space will meet our needs for the foreseeable future.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Communicate’s common stock has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol “CMNN” (formerly “TRYD”). The table below gives the high and low bid information for each fiscal quarter for the past two years. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
23 March 2006	$1.44	$1.12	OTC Bulletin Board
31 December 2005	$1.45	$0.94	OTC Bulletin Board
30 September 2005	$1.45	$0.75	OTC Bulletin Board
30 June 2005	$1.35	$0.52	OTC Bulletin Board
31 March 2005	$0.63	$0.43	OTC Bulletin Board
31 December 2004	$0.73	$0.41	OTC Bulletin Board
30 September 2004	$0.61	$0.22	OTC Bulletin Board
30 June 2004	$0.44	$0.28	OTC Bulletin Board
21 March 2004	$0.70	$0.20	OTC Bulletin Board

Page - 9

(b) Holders of Record

Communicate has approximately 250 registered holders of common stock.

(c) Dividends

Communicate declared no dividends on its common stock in fiscal 2005. Communicate has no current plans to declare or pay any dividend on its common stock.

(d) Recent Sales of Unregistered Securities

There was no issuance of shares of common stock in the capital of Communicate during the period covered by this Form 10-KSB with the exception of the following:

On March 22, 2005, Communicate issued 275,000 restricted shares of common stock for aggregate consideration of $137,500 of which $100,000 was in cash. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On May 16 2005, Communicate issued 160,000 restricted shares of common stock to staff in settlement of bonuses earned and accrued in 2004. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 22, 2005, Communicate issued 2,000,000 restricted shares of common stock for aggregate consideration of $100,000 pursuant to an exercise of two million share purchase warrants at an exercise price of $0.05 per warrant. Communicate relied on an exemption from registration under Regulation S of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

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

Page - 10

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

Communicate acquired a number of .cn domain names through a lottery-allocation in 2003 to enhance its travel business (e.g. airfare.cn, hostels.cn and rooms.cn) and trade-directory business (e.g. naturalgas.cn, fertilizer.cn, minerals.cn and gemstones.cn) which are being planned and developed. In 2005, Communicate also acquired a portfolio of second and third tier .com domain names, such as shoppingbound.com, pharmacybound.com and vietnambound.com. Management believes the acquired domain names in addition to those already owned by Communicate will increase its overall Internet through-traffic, which would benefit both its retail business and advertising business.

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

For the Years Ended	December 31, 2005	December 31, 2004
STATEMENTS OF OPERATIONS DATA
Domain Name Advertising and Leasing	$ 975,011	$ 603,556
Domain Name Sales	--	950,000
eCommerce Sales	4,793,052	1,961,895

Total Revenues	$ 5,768,063	$ 3,515,451

Cost of Domain Name Sales	--	361,801
eCommerce Direct Costs	3,896,654	1,562,754

Total Cost of Revenues	$ 3,896,654	$ 1,924,555

Gross Profit	$ 1,871,409	$ 1,590,896

Marketing	($ 391,545)	($ 117,500)
General and Administrative	(338,675)	(373,998)
Management Fees and Salaries	(905,839)	(631,367)
Professional and Consulting Fees	(96,066)	(32,148)
Depreciation	(11,963)	(3,867)

Total Expenses	($ 1,744,088)	($ 1,158,880)

Operating Income (Loss)	$ 127,321	$ 432,016
Gain on Debt Settlement	149,519	12,010
Non-Controlling Interest Share of Loss	68,617	41,718
Gain in Change in Non-Controlling Interest	28,483	12,353

Net Income for the Year	$ 373,940	$ 498,097

Basic Earnings per Share	$ 0.02	$ 0.03

Weighted Average Number of Shares Outstanding	16,687,748	14,973,334

Page - 12

For the Years Ended	December 31, 2005	December 31, 2004
BALANCE SHEET DATA
Current Assets	$ 1,952,172	$ 1,076,592
Restricted Cash	20,000	--
Property and Equipment	52,640	26,394
Intangible Assets	1,539,678	1,503,725

Total Assets	$ 3,564,490	$ 2,606,711

Accounts Payable and Accrued Liabilities	$ 934,734	$ 665,195

Total Liabilities	$ 934,734	$ 665,195

Common Stock	$ 8,766	$ 6,331
Additional Paid in Capital	3,445,751	3,133,886
Accumulated Deficit	(824,761)	(1,198,701)

Total Stockholders’ Equity	$ 2,629,756	$ 1,941,516

Total Liabilities and Stockholders’ Equity	$ 3,564,490	$ 2,606,711

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

REVENUES

Domain Name Sales - During the year ended December 31, 2005, Communicate did not sell any domain names. While there were offers available for certain sports domain names, management believed the domain name market had shown signs of a sustained recovery during the year and a hold strategy would maximize the value of its domain name portfolio. More importantly, Communicate’s financial position has improved steadily since 2002 and as a result, it has not been necessary to raise additional capital through divestiture. For 2006, other than being bound by a pre-existing agreement to sell Vancouver.com which occurred in March 2006, management does not have any foreseeable plan to sell or buy domain names, but, will continue to evaluate opportunities as they occur.

During the year ended December 31, 2004, Communicate received $600,000 for the three remaining domain names sold to Manhattan Assets Corp. in 2003 and received $350,000 in the fourth quarter for the sale of a sports domain name to Peninsula Investments. The domain names sold previously were identified as non-essential to the business of Communicate, and were sold to improve Communicate’s liquidity.

Web Advertising and Leasing - During the year ended December 31, 2005, Communicate generated advertising and leasing revenue of $975,011 which represented an increase of $371,455 or 61.5% from 2004. The increase from 2004 has surpassed management’s original projection of between 30% to 40% which was disclosed early in 2005. Of the advertising and leasing revenue, Overture accounted for 87% of the revenue. While management acknowledges the risk of concentration of revenue with one customer, management believes Overture, wholly owned by Yahoo Inc., is a suitable business partner for generating advertising revenue. However, if a change becomes necessary, management has identified other potential advertising partners. Management will continue to evaluate other opportunities for domain names and will act accordingly should better opportunities arise. While management is satisfied with 2005 results, management is also expecting that 2006 results will be significantly below 2005 because recent changes made by Internet search engines, where much of Communicate’s traffic originates from, have negatively affected the volume of traffic directed to Communicate’s network of advertising sites. As a result, management projects advertising and leasing revenue for 2006 to be significantly below the 2005 level and expects these revenues will likely return to 2003 level of around $300,000 for the year. This outlook includes consideration that both body.com and brazil.com are deployed during the first quarter of 2006 to generate online retail revenue.

Page - 13

eCommerce Sales - During the year ended December 31, 2005, Communciate generated eCommerce sales of $4,793,052 representing an increase of $2,831,157 or 144% over 2004 sales. Fragrance sales accounted for $3,929,824 or an increase of $137% from 2004. The sports product business had sales of $224,019 or an increase of 294% from 2004. Whereas Communicate began online fragrance sales during the middle of 2003, fiscal 2005 marked the second full annual sales results which could be compared with fiscal 2004. Management believes its fragrance sales have performed to expectation with good sales growth quarter over comparable quarter while maintaining gross margin at around 20%. The two year results also exhibited clear seasonality trend whereby the fourth quarters were the major revenue quarters. Indeed, the fourth quarter of 2005 contributed to almost 54% of 2005 eCommerce revenues. While this result may have coincided with planned significant marketing expenditure in the fourth quarter of 2005, management nonetheless believes the result would have been similar albeit not as dramatic had marketing expenditure not increased in the fourth quarter. With these valuable data management can plan better for the current and coming fiscal years to ensure adequate resources are in place to handle demand spikes during the busy periods. One unintended effect of the spike in fragrance product sales was that management decided to curtail the sports product sales during the fourth quarter of 2005 as insufficient staff was on hand to handle the increase in volume in business. Management intends to spend its advertising budget more evenly throughout the year to lessen the seasonality effect in 2006. As for the sports product business, although there is potential for growth in this sector, management has determined that further growth for Communicate will be highly dependent whether more dependable suppliers can be sourced. Management intends to monitor the sports product business while making minor improvements to the website during 2006.

In the first quarter of 2006, management soft launched body.com as a website to sell health, beauty, nutrition and fitness products. The scope of body.com’s product offering will be broader than perfume.com. Management intends body.com to have more of a community portal characteristic where members can revisit to socialize and interact and, hopefully, make additional purchases. Management intends to evaluate the performance of body.com over the next six months; however, at this time, management cannot reasonably forecast the site’s performance until a certain amount of time in operation has elapsed.

	2005		2004
Type	$	Margin	$	Margin
Fragrances	3,942,324	19.5%	1,657,993	21.7%
Sports	224,019	20.9%	56,824	16.6%
Travel	626,709	11.4%	247,078	16.8%
Total	4,793,052		1,961,895

Travel sales continue to be difficult to forecast as events both naturally occurring and man-made continue to arise in the Southeast Asia region encompassed by Communicate’s subsidiary’s travel websites - Vietnam.com, Malaysia.com and Indonesia.com. Management believes FT’s travel sales results were under planned revenue of $150,000 per month or $450,000 per quarter primarily because of a reduction in travel to Southeast Asia as a result of the recent Tsunami and earthquake activity and secondarily because of a low lead to conversion ratio. During the year ended December 31, 2005, FT generated revenues of $626,709 and a net loss of $165,558, 2004 - $247,078 and $125,938 respectively. Although sales increased by 153% in 2005, profit margin declined from 16.8% in 2004 to 11.5% in 2005. The reduction in profit margin occurred primarily because the sales mix included more airfare sales which generate a much lower margin. The current rate of loss of roughly $15,000 a month is expected to continue into 2006. One of the main focuses of management is to assist FT in completing its SB-2 filing thereby enabling FT to raise capital independently to operate. In 2005 FT’s management reorganized its operations and moved its sales office to Bellingham, Washington while maintaining a shared office in Malaysia to focus on two identifiable key markets of Malaysia/Singapore and North America. In order to improve FT’s lead to conversion ratio, management has been working to develop a sales management system by adopting technology tools owned by Communicate. This system was not completed until early 2006. Although incremental improvements can be applied to the travel business, world events that are outside the control of management may continue to adversely affect its travel business in 2006 and beyond.

MARKETING EXPENSE. During the year ended December 31, 2005, Communicate spent $391,545 on marketing expenses, an increase of $274,045 or 233% from 2004. Management adhered to its guideline set in 2004 of spending not more than 10% of product sales on online advertising and marketing. As a percentage of eCommerce sales, marketing expense represented 8.2% of sales with the bulk of the spending, $272,177 or 70%, occurring in the final quarter of 2005. While management previously relied upon the potential of its generic domain names to become strong brands with minimal spending on advertising, management has recognized the increasing reliance of online shoppers on search engines and directory sites to find products. Even though Communicate’s websites’ search rankings performed adequately, management believes targeted keywords advertising at opportune times will bring additional traffic to its retail sites. While it is difficult to say whether the generic nature of the domain name or the effectiveness of marketing effort has contributed more to the success shown in the 144% increase in eCommerce sales, management believes that increased advertising has been a significant contributing factor in Communicate’s increasing revenues.

Page - 14

GENERAL AND ADMINISTRATIVE EXPENSES. During the year ended December 31, 2005, Communicate’s general and administrative expenses were $338,675, a decrease of 9.4% from 2004. While merchant account processing fees have increased with increased eCommerce sales volume, management has also been able to reduce travel and financing-related expenses and consolidate overhead costs in the travel business. Cost reductions have more than offset cost increases. Management has also been able to maintain general and administrative expenses significantly below its target of not more than 15% of revenue, however exchange rate fluctuations and other inflationary factors may make it difficult to continue to reduce these costs in 2006. However, for 2006, management will target to general and administrative expenses at not more than 10% of total revenue, down from the 2005 target of not more than 15% of total revenue.

MANAGEMENT FEES AND SALARIES. During the year ended December 31, 2005, Communicate’s management fees and salaries were $905,839, an increase of $274,472 or 43.5% from 2004. While executive compensation of $ 251,000 remained relatively unchanged from 2004, staff salaries for Communicate accounted for most of the increase as 1) the number of employees increased slightly from 2004; 2) increases in salaries were necessary to remain competitive with the job market; 3) staff salaries were denominated primarily in the Canadian dollar which continued to increase through 2005 by about 6.9%.

PROFESSIONAL FEES. During the year ended December 31, 2005, Communicate’s professional fees, consisting of legal and accounting costs were $96,066, an increase of $63,918 or 199% from 2004. The increases are due to Communicate’s business volume increase and to the SB-2 filings costs associated with its travel business. For 2006, management expects these expenses will be higher but cannot reasonably provide an estimate. Management will closely monitor these expenses.

GAIN ON DEBT SETTLEMENT. During the year ended December 31, 2005, Communicate recorded a gain of $149,519 as a result of writing off a number of pre-2001 accounts payable.

During the year ended December 31, 2004, all accrued lease obligations were written off resulting in a gain of $12,010.

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY. During the year ended December 31, 2005, Communicate recorded a non-controlling interest share of loss in FT of $68,617 (2004 - $41,718), an increase of $26,899 or 64% over 2004. Management expects FT will continue to lose money in 2006 and is working to raise additional financing for the venture.

GAIN (LOSS) ON CHANGE IN INTEREST IN SUBSIDIARIES. During the year ended December 31, 2005, Communicate recorded a dilution gain of $28,483 as compared to a gain of $12,353 in 2004. Any future dilution gains or losses will only occur if when and if FT completes further equity financing.

Liquidity and Capital Resources

At December 31, 2005, Communicate had working capital of $1,017,438, an increase of $606,041 or 147% from 2004. The improvement resulted from positive cash flows from operations and issuance of common stock. During the year ended December 31, 2005, Communicate generated net income of $373,940, a decrease of 124,157 or 24.9% from 2004. Cash from operating activities generated $626,626, and cash from financing activities generated $297,100. After the purchase of some computer equipment, overall cash increased by $670,959 resulting in a December 31, 2005 cash balance of $1,735,887. Since inception, Communicate has accumulated a deficit of $824,761 and has stockholders’ equity of $2,629,756, an increase of $688,240 from 2004. While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements.

Communicate believes it has the necessary cash requirements for the next 12 months without having to raise additional funds. However, Communicate may seek to explore other business opportunities which may require additional cash beyond what is available. Communicate expects to seek any such additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate will approach its current shareholders for loans to cover such outlays.

Page - 15

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2005 and 2004 attached as an Exhibit to this Form 10-KSB.

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

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

David Jeffs, Communicate’s Chief Executive Officer, and Cameron Pan, Communicate’s Chief Financial Officer, have evaluated the effectiveness of Communicate’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, Communicate’s disclosure controls and procedures are effective in alerting Communicate on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Communicate’s internal controls or, to Communicate’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Communicate carried out this evaluation.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, Communicate had no information to be disclosed as required on a Form 8-K.

Page - 16

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

Communicate’s executive officers and directors are identified below.

Office
Names	Communicate	The Subsidiaries
David M Jeffs (Appointed July 23, 2002.)	Director, Chief Executive Officer and President	Director
J Cameron Pan (Appointed August 1, 2002)	Chief Financial Officer and Corporate Secretary	Chief Financial Officer and Corporate Secretary

David Jeffs ● Mr. David Jeffs (36) was a consultant to Domain Holdings Inc. from November 2000 and was responsible for revenue generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the President and Director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs is an under graduate of University of British Columbia majoring in Economics.

Cameron Pan● Mr. Pan (43) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor’s degrees in accounting and finance.

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

Page - 17

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

Page - 18

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	(1) Salary ($) (c)	(1) Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
David Jeffs, CEO Jul 2002 - Present	2003 2004 2005	72,000 96,000 102,000	none 18,000 23,500	none none none	none none none	none none none	none none none	none none none
Cameron Pan, CFO Aug 2000-Feb 2002; Jul 2002 - Present.	2003 2004 2005	72,000 96,000 102,000	none 18,000 23,500	none none none	none none none	none none none	none none none	none none none
(1) Paid by DHI.

As at the end of 2005, there were no significant balances owing to Mr. David Jeffs and Mr. Cameron Pan by the Company.

Except for consulting agreements with Mr. David Jeffs and Mr. Cameron Pan, there are no other employment or contractor agreements between Communicate or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Communicate or from a change in a named executive officer’s responsibilities following a change in control.

During the last completed fiscal year, no stock options, stock appreciation rights, or long-term incentive plans were granted, exercised or repriced.

For 2006, the Company is considering issuing compensation in the form of options or other equity incentives to its key personnel.

Page - 19

Item 11. Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

Based solely on reports filed with the Securities and Exchange Commission, the Company is aware of the following persons who hold 5% or more of the equity securities of the Company.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Susan Jeffs Third Floor Kensington High Street London, United Kingdom W14 8NS	1,500,000	8.4%
Common Stock	Klaus Schymke c/o Vierzehn Nothelfer Strasse 46, 55124, Mainz, Germany	953,500	5.4%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[3] Based on 17,756,339 shares of Common Stock issued and outstanding as of March 28, 2006.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	David Jeffs 600 - 1100 Melville Street Vancouver, BC V6E 4A6	719,900	4.1%
Common Stock	Cameron Pan 600 - 1100 Melville Street Vancouver, BC V6E 4A6	680,816	3.8%
Common Stock	Directors and Executive Officers as a group	1,400,716	7.9%

[1] Based on 17,756,339 shares of common stock issued and outstanding as of March 28, 2006.

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

Page - 20

Item 13. Exhibits.

(a) Index to and Description of Exhibits.
Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 200 for the period October 10, 1995 (inception) to December 31, 2005.	Included
3.1	Articles of Incorporation filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.2	Bylaws filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.3	Certificate of Amendment to Articles of Incorporation filed as an exhibit to Communicate’s Form 10-KSB filed on April 12, 2001	Filed
10.1	Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
10.2	Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
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

Filed
10.6	Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an exhibit to Communicate’s Form 10-KSB filed on March 31, 2003	Filed
99.2	Audit Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004	Filed
99.3	Disclosure Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004	Filed

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

2005 - $32,471 - Dale Matheson Carr-Hilton LaBonte
2004 - $19,724 - Dale Matheson Carr-Hilton LaBonte

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $2,193 - Dale Matheson Carr-Hilton LaBonte
2004 - $922 - Dale Matheson Carr-Hilton LaBonte

Page - 21

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2005 - $ nil - Dale Matheson Carr-Hilton LaBonte
2004 - $ nil - Dale Matheson Carr-Hilton LaBonte

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
Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Jeffs	President, Principal Executive Officer, and sole member of the Board of Directors	March 31, 2006
/s/ Cameron Pan	Corporate Secretary, Treasurer and Chief Financial Officer	March 31, 2006

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

Date: March 31, 2006

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

Date: March 31, 2006

/s/ Cameron Pan
Cameron Pan

Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Jeffs, President and Chief Executive Officer of Communicate and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ David Jeffs
David Jeffs
Chief Executive Officer

March 31, 2006

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (“Communicate”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Cameron Pan
Cameron Pan
Chief Financial Officer

March 31, 2006

Page - 28

Exhibit A

Page - 29

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheets of Communicate.com Inc. as at December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dale Matheson Carr-Hilton  Lebonte
Dale Matheson Carr-Hilton  Lebonte

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 24, 2006

Page - 31

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,735,887	$1,064,928
Accounts for sale securities	214,558	-
Accounts receivable	1,727	9,373
Advances receivable	-	2,291

	1,952,172	1,076,592

RESTRICTED CASH	20,000	-
PROPERTY AND EQUIPMENT, net of accumulated depreciation	52,640	26,394
INTANGIBLE ASSETS (Note 2)	1,539,678	1,503,725

	$3,564,490	$2,606,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$934,734	$665,195

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,756,339 common shares (December 31, 2004 - 15,321,339)	8,766	6,331
Additional paid-in capital	3,445,751	3,133,886
Accumulated deficit	(824,761)	(1,198,701)

	2,629,756	1,941,516

	$3,564,490	$2,606,711

The accompanying notes are an integral part of these consolidated financial statements.

Page - 32

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended Dec. 31, 2005	Year ended Dec. 31, 2004

SALES
Domain name leasing and advertising	$975,011	$603,556
Domain names	-	950,000
eCommerce	4,793,052	1,961,895
Total sales	5,768,063	3,515,451
COST OF SALES
Domain names	-	361,801
eCommerce	3,896,654	1,562,754
Total cost of sales	3,896,654	1,924,555

GROSS PROFIT	1,871,409	1,590,896

EXPENSES
Marketing	391,545	117,500
General and administrative	338,675	373,998
Management fees and salaries	905,839	631,367
Professional fees	96,066	32,148
Depreciation	11,963	3,867
	1,744,088	1,158,880

INCOME BEFORE OTHER ITEMS	127,321	432,016

WRITE-OFF OF ACCOUNTS PAYABLE	149,519	12,010
NON-CONTROLLING INTEREST SHARE OF LOSS IN FREQUENT TRAVELER.COM (Note 3)	68,617	41,718
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	28,483	12,353

NET INCOME	$373,940	$498,097

BASIC EARNINGS PER SHARE:	$0.02	$0.03
DILUTED EARNINGS PER SHARE	$0.02	$0.03
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:	16,687,748	14,973,334

The accompanying notes are an integral part of these consolidated financial statements.

Page - 33

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2003	14,691,339	$5,701	$3,066,516	$(1,696,798)	$(18,281)	$1,357,138
Issuance of 50,000 common shares at $0.20 per share	50,000	50	9,950	-	-	10,000
Issuance of 580,000 common shares at $0.10 per share	580,000	580	57,420	-	-	58,000
Currency translation adjustment	-	-	-	-	18,281	18,281
Net income	-	-	-	498,097	-	498,097

Balance, December 31, 2004	15,321,339	6,331	3,133,886	(1,198,701)	-	1,941,516
Issuance of 275,000 common shares at $0.50 per share for the acquisition of domain names	275,000	275	137,225	-	-	137,500
Issuance of 2,000,000 common shares at $0.05 per share for the exercise of warrants	2,000,000	2,000	98,000	-	-	100,000
Issuance of 160,000 common shares at $0.48 per share as payment for 2004 accrued bonuses to employees	160,000	160	76,640	-	-	76,800
Currency translation adjustment	-	-	-	-	-	-
Net income	-	-	-	373,940	-	373,940

Balance, December 31, 2005	17,756,339	$8,766	$3,445,751	$(824,761)	$-	$2,629,756

The accompanying notes are an integral part of these consolidated financial statements.

Page - 34

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec. 31, 2005	Year ended Dec. 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 373,940	$ 498,097
Adjustments to reconcile net income to net cash provided by operating activities
- non-controlling interest share of losses (Note 3)	(68,617)	(41,718)
- dilution gain in Frequent Traveller.com (Note 3)	(28,483)	(12,353)
- non-cash cost of domain name sales	-	301,801
- gain on debt settlement	(149,519)	(12,010)
- depreciation	11,963	3,867
- accounts and advances receivable	(8,516)	17,525
- prepaid expenses	-	2,067
- accounts payable and accrued liabilities	495,858	138,061

CASH FROM OPERATING ACTIVITIES	626,626	895,337

CASH FLOWS FROM INVESTING ACTIVITIES
- purchases of available for sale securities	(214,558)
- purchases of computer equipment	(38,209)	(61,455)
	(252,767)	(61,455)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions	100,000	68,000
- issuance of common stock for warrants exercised	100,000	-
- issuance of common stock by Frequent Traveller.com	97,100	51,726
- repayments of loan	-	(300,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	297,100	(180,274)

EFFECT OF EXCHANGE RATE CHANGES	-	18,281

NET INCREASE IN CASH AND CASH EQUIVALENTS	670,959	671,889

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,064,928	393,039

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,735,887	$1,064,928

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 35

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at December 31, 2005, the Company owns 50.4% of the outstanding shares of FT. (Refer to Note 3.)

Effective December 31, 2005, DHI reorganized by transferring certain domain name assets into its 100% owned subsidiary Acadia Management Corp. (“Acadia”), a British Columbia company incorporated on December 1, 2005.

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

Principles of consolidation
The financial statements include the accounts of the Company, the 94% interest in its subsidiary DHI, and its 100% interest in its subsidiary Acadia, and its 50.4% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

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

Revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk, are recorded on a “gross” basis. Customer deposits received prior to ticket issuance or 30-days prior to travel are recorded as deferred revenue. Where the Company does not act as the merchant of record and has no inventory risk, revenues are recorded at the “net” amounts, without any associated cost of revenue in accordance with EITF 99-19.

Page - 36

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Available For Sale Securities
The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period. As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income for the period when such determination is made.

Stock-based compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		Year ended December 31, 2005	Year ended December 31, 2004
Net income	As reported	$ 373,940	$ 498,097
SFAS 123 compensation expense	Pro-forma	-	(13,924)
Net income	Pro-forma	$ 373,940	$ 484,173

Pro-forma basic and diluted net income per share	Pro-forma	$ 0.02	$ 0.03

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25,” which provides guidance as to certain applications of APB 25.

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

Page - 37

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Cash and cash equivalents
The company considers all highly liquid instruments with an original maturity dates of three months or less at the time of issuance to be cash equivalents.

Intangible assets
The Company has adopted the provision of the SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible assets, which consist of its portfolio of generic domain names, has been determined to have an indefinite life and management has determined, that there is no impairment of the carrying value of intangible assets at December 31 , 2005.

Website development costs
The Company has adopted the provisions of EITF No. 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

Page - 38

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

NOTE 3 - NON-CONTROLLING INTEREST

By agreement dated October 1, 2003, the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in fiscal 2003. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $51,726 resulting in a net gain on dilution of $12,353 in fiscal 2004. On November 16, 2004, FT declared a nine share for every one share stock dividend.

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a dilution gain of $68,837 and a non-controlling interest in FT of $28,463 in 2005. As of December 31, 2005, FT has 15,878,690 common shares issued and outstanding of which the Company owns 8,000,000, representing 50.4% of FT’s issued and outstanding common shares.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have the right to sell travel products on Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay at least a minimum royalty commencing in 2006 of $150,000 per annum. The royalty, which is 5% on the first $20 million in revenue and decreases by 1% on every subsequent $20 million to a minimum of 1% on annual sales greater than $80 million, is based on sales of travel products by FT. DHI retains the rights to sell other services, including advertising, on the websites. Beginning in 2006, DHI will earn a minimum annual royalty of $150,000 from FT. The agreement expires on December 31, 2010 and may be extended by FT in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.

On July 19, 2005, FT filed a Form SB-2 registration statement with the U.S, Securities and Exchange Commission offering up to 4,000,000 common shares at a price of $0.50 per common share. The monies to be raised are intended for development of FT’s business, including call center operations, technology investment and working capital. The Company is not obligated to undertake any portion of the offering, and if the maximum offering is sold by FT the Company’s interest in FT will decrease from 50.4% to 40%. While the registration process is continuing, the Company cannot estimate when, or if, the Form SB-2 filed by FT will become effective and whether the offering will be sold by FT.

NOTE 4 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 common Shares with a par value of $.001. No preferred shares have been authorized.

(a) On March 22, 2005, the Company issued 275,000 shares of restricted common stock to a third party for $137,500 which was paid by $100,000 cash and a portfolio of .com root-level domain names which have been recorded at a value of $37,500.

(b) On May 16, 2005, the Company issued 160,000 shares of restricted common stock to four employees and two officers to satisfy bonuses payable of $76,800.

Page - 39

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 4 - CAPITAL STOCK (cont’d)

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

On July 24, 2002 the Company granted an officer 580,000 stock options at an exercise price of $0.10 per share. The options vested evenly over two years commencing July 24, 2002. No compensation expense was recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company’s common shares as at the date of the award. Upon the share options becoming fully vested in July 2004 the officer exercised his option for $58,000, and accordingly, the Company issued 580,000 shares of restricted common stock.

For stock options granted to officers, directors and employees, the Company has provided pro forma information regarding net income and earnings per share as if the Company had accounted for these stock options using the fair value method. The fair value of the options vested in the period over two years commencing July 24, 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 205% and a weighted average expected life of the option of 2 years.

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 was amortized to expense over the vesting period which ended July 24, 2004. The Company’s pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

A summary of the Company’s stock options as of December 31, 2005, and changes during the two years ended is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Outstanding at December 31, 2003	580,000	0.10	0.56
Exercised July 22, 2004	(580,000)	(0.10)	(0.56)
Outstanding at December 31, 2004	-	-	-

Outstanding at December 31, 2005	-	-	-

Page - 40

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 4 - CAPITAL STOCK (cont’d)

Share purchase warrants
On June 28, 2002, the Company issued 2,000,000 share purchase warrants entitling the holder to purchase one share of common stock at $0.05 for a period of two years in settlement of certain accounts payable of $122,500. The Company has accounted for these share purchase warrants in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 4%, an expected life of two years and an expected volatility of 201%. The fair value of these warrants was $85,100 which resulted in a gain on settlement of $37,400. Pursuant to extending the term of a promissory note issued by the holder of the share purchase warrants on May 19, 2003, the share purchase warrants expiration date was extended to June 28, 2005. On June 22, 2005, the holder exercised the share purchase warrants.

A summary of the Company’s stock purchase warrants as of December 31, 2005, and changes during the two years ended is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Outstanding at December 31, 2003	2,000,000	0.05	1.49
Balance at December 31, 2004	2,000,000	0.05	0.49
Exercised June 22, 2005	(2,000,000)	(0.05)	(0.49)
Balance at December 31, 2005	-	-	-

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, consulting fees totalling $251,000 (2004 - $228,000) were incurred and paid to two officers of the Company.

On May 16, 2005, two of the officers each received 50,000 restricted common shares in lieu of bonuses payable of $20,000.

On June 22, 2005, 2,000,000 restricted common shares were issued, pursuant to the exercise of warrants, to principals of Pacific Capital Markets Inc. who are parents of an officer and director of the Company.

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

Page - 41

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 7 - INCOME TAXES

The Company’s subsidiaries, DHI and Acadia are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

As at December 31, 2005, the Company and its subsidiaries have net operating loss carryforwards of approximately $2,430,000 that result in deferred tax assets. These loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,610,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes. The Company’s subsidiary Acadia also has approximately $1,800,000 in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes. The costs may be amortized in future years as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited profitable operating history and current business plans. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax assets benefit has been recorded.

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	Year ended December 31, 2005	Year ended December 31, 2004

Income before income taxes	$ 373,940	$ 498,097
Combined corporate tax rate	35.6%	35.6%

Expected corporate tax expense	(133,123)	(177,323)
(Increase) decrease resulting from:
Subsidiary non-controlling interests and dilution gains	34,568	19,249
Non-deductible domain name cost of sales	-	(107,441)
Non-taxable portion of domain name sales	-	165,369
Non-deductible items and other	(11,216)	(11,256)
Exchange adjustment to foreign denominated future tax assets	58,918	140,113
Change in valuation allowance	50,853	(28,711)

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004

Deferred income tax assets:
Operating losses available for future periods	$865,138	$1,579,732
Property and equipment in excess of net book value	553,786	530,842
Intangible assets in excess of net book value	640,797	-

	2,059,721	2,110,574
Deferred income tax liabilities	-	-

	2,059,721	2,110,574
Valuation allowance	(2,059,721)	(2,110,574)

Net Deferred income tax assets	$-	$-

Page - 42

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 8 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
	Year ended December 31, 2005	Year ended December 31, 2004
Cash paid during the year for:
Interest	$-	$10,384
Income taxes	$-	$-

Refer to Note 4(a).

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 4.)
On May 16, 2005, 160,000 shares were issued in settlement of $76,800 of DHI’s bonus payable. (Refer to Note 4.)

NOTE 9 - SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2005
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
		$	$	$
Revenue	975,011	4,166,343	626,709	5,768,063
Segment Profit	146,440	146,439	(165,558)	127,321

As at December 31, 2005		$	$	$
Total Assets	1,352,628	2,142,276	69,586	3,564,490
Intangible Assets	1,352,628	183,750	3,300	1,539,678

For the year ended December 31, 2004
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
		$	$	$
Revenue	1,553,556	1,714,817	247,078	3,515,451
Segment Profit	573,076	(15,122)	(125,938)	432,016

As at December 31, 2004		$	$	$
Total Assets	1,315,128	1,258,697	32,886	2,606,711
Intangible Assets	1,315,128	183,750	4,847	1,503,725

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the years ended December 31,	2005	2004
	$	$
Segment Profit	127,321	432,016
Gain on Debt Settlement	149,519	12,010
Non-Controlling Interest	68,617	41,718
Dilution Gain in FrequentTraveller.com	28,483	12,353
Net Income	373,940	498,097

Page - 43

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 11 - DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000. In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. Manhattan Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid to a principal of Pacific Capital Markets Inc. $100,000 in commissions on the $1,000,000 (See Note 5).

DHI retains a perpetual royalty right to each of the above noted domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500, commencing January 2005. No value was recorded for the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectibility is not reasonably assured. DHI has waived the royalty receivable from Manhattan Assets until January 2006 while awaiting the development of the websites.

NOTE 12 - SUBSEQUENT EVENT

On March 21, 2006, pursuant to an agreement dated March 21, 2001, DHI sold Vancouver.com for CAD $150,000. The domain has a cost of $65,900, and the transaction will be recorded in the first quarter of 2006.

The royalty receivable from MA, as discussed in Note 11 above, has been accrued in 2006 at $2500 per month.

Page - 44