Form 10QSB
period 2006-03-31
COMMUNICATE COM INC
filed 2006-05-12
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-29929

COMMUNICATE.COM INC.
(Exact name of small business as specified in its charter)

Nevada              88-0346310

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
                  $.001 Par Value            as of May 11, 2006

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the periods ended March 31, 2006 and March 31, 2005
Consolidated Statements of Cash Flows for the periods ended March 31, 2006 and March 31, 2005
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

Registrant has focused since the beginning of 2001 on developing revenue streams from its domain names and improving its financial position. Registrant generates revenue from leasing domain names, sales commissions from the sale of third-party products and services utilizing the Internet, "pay-per-click" revenue and the trading of domain name assets. Since May 2003, Registrant has begun selling fragrances and beauty and sports products online directly to consumers and in October 2003 begun selling travel services through its website FrequentTraveller.com.

Registrant presently employs twenty full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Bellingham, Washington.

(a) Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended
	March 31, 2006	March 31, 2005
Statements of Operations Data
Domain Name Leasing and Advertising	$89,272	$337,337
Domain Name	123,800	--
eCommerce	1,297,201	640,989
Royalty	21,673	--
Total Sales	1,531,946	978,326

Domain Names	65,900	--
eCommerce	1,095,291	553,116
Total Cost of Sales	1,161,191	553,116

Gross Profit	370,755	425,210

Marketing	(63,507)	(32,696)
General and Administrative	(107,759)	(65,446)
Management Fees and Salaries	(227,205)	(186,905)
Professional Fees	(17,517)	(10,601)
Depreciation	(3,967)	(2,134)

Operating Income (Loss)	(49,200)	127,428

Interest Income	10,083
Gain on Debt Settlement	--	6,044

Net Income (Loss) for the Period	$(39,117)	$133,472

Basic Earnings (Loss) per Share	$(0.00)	$0.01
Weighted Average Shares Outstanding	17,756,339	15,024,188

Balance Sheet Data	As at March 31, 2006	As at December 31, 2005
Current Assets	$ 1,650,748	$ 1,952,172
Resticted Cash	20,000	20,000
Fixed Assets	52,705	52,640
Intangible Assets	1,473,778	1,539,678
Total Assets	$3,197,231	$3,564,490

Accounts Payable & Accrued Liabilities	$563,411	$934,734
Loan Advance	43,180	--

Common Stock	8,766	8,766
Additional Paid in Capital	3,445,751	3,445,751
Accumulated Deficit	(863,877)	(824,761)
Total Stockholders’ Equity	$2,590,640	$2,629,756
Total Liabilities and Stockholders’ Equity	$3,197,231	$3,564,490

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the first quarter of 2006, Registrant generated domain name leasing and advertising revenue of $89,272 as compared to $337,337 in the first quarter of 2005, a decrease of 73.5%. While the transfers of body.com and Brazil.com to generate eCommerce sales accounted for some of the decrease, advertising revenue has been adversely affected by changes made by Internet search engines which significantly reduced the volume of Internet traffic directed to Registrant’s network of advertising sites. While there are signs which begin to show traffic improvement, Management expects this line of revenue to remain the same over the next several quarters. Management has no current plan to convert any additional advertising websites into retailing sites.

Domain Name Sales. In the first quarter of 2006, the Registrant sold Vancouver.com for $123,800 which had a cost of $65,900 pursuant to a sale agreement entered into in 2001. Management has concluded its strategy to recapitalize the Registrant through the selling of non-strategic domain names. Proceeds from the prior sales of domain names were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Registrant launched its cologne.com and perfume.com Internet retail sites in May 2003, its karate.com Internet retail site in 2004, and most recently soft-launched its body.com Internet retail site in March 2006. In the first quarter of 2006, the combined retail sites generated sales of $1,160,775 (2005 Q1 - $524,049), or approximately $12,900 per day (2005 Q1 - $5,800 per day), with cost of purchases and shipping totaling $983,111 (2005 Q1 - $446,621) resulting in gross profit of $177,664 and gross profit margin of approximately 15.3% (2005 Q1 - 14.8%). Comparable quarterly sales have increased by 122% while gross profit margin in percentage term has increased by 3.8%. While there is a slight improvement in the margin compared to the first quarter in 2005, first quarter margin in 2006 is below Management’s minimum margin target of 20% as sales returns following the holiday season have become a factor in reducing profit margin. Also, higher shipping costs, in the form of fuel surcharges, also crimped profit margin. In the meanwhile, Management believes its recently implemented heuristic method of vendor selection, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has mitigated some of the downward margin pressure. Management will continue to monitor its overall product offerings to maintain an acceptable gross profit margin of between 20% to 22% and to grow eCommerce sales.

In the first quarter of 2006, Registrant through its travel business subsidiary generated eCommerce service sales of $132,426 at a cost of $112,180 as compared to sales of $116,940 at a cost of $106,495 in the first quarter of 2005. The travel operation incurred a net loss of $51,118 in the first quarter of 2006 and an accumulated deficit of $392,630 since inception in October 2002. During the first quarter of 2006, the subsidiary has expensed as salaries $31,780 for developing a new information management system. While Management has reduced the monthly overhead by consolidating its base of operation it is disappointed that it has not reached its revenue target of $150,000 per month and will continue to work to meet this goal. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per month.

Page - 5

Royalty. In the first quarter of 2006, Registrant began to record royalty revenue related to automobile.com, exercise.com and makeup.com. Royalty revenue for each of the domain names is recorded at $2,500 per month less any advertising revenue attributable to the domain name during the quarter. Management is currently in discussion with Manhattan Assets Corp regarding the exchange of call.com for any remaining future royalty revenue; however, the discussion is preliminary, and no agreement may be reached. Also, no royalty revenue is recorded as earned from FrequentTraveller.com for the current quarter or for anytime. FrequentTraveller.com has been operating at a loss and has a shareholders’ deficit. Registrant in the foreseeable future will not be accruing any royalty revenue from FrequentTraveller.com until collectibility is reasonably assured.

MARKETING. Registrant continues to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the first quarter of 2006, Registrant recorded marketing expenses of $63,507 or 4.9% of eCommerce sales as compared to $32,696 or 5.1% of comparable first quarter sales in 2005. Marketing expense is in line with expectation, and Management expects marketing expenses to increase as sales increase and has planned to spend up to 10% of gross product sales for marketing in 2006.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the first quarter of 2006, Registrant recorded general and administrative expense of $107,759 (7.0% of total sales) as compared to $65,446 in the first quarter of 2005, an increase of 64.7%. While much of the increase came from increase in credit card transaction processing fees reflecting the increase in comparable quarterly sales, credit card chargeback costs also contributed to the expense increase. Credit card chargeback costs arose from fraudulent transactions conducted over the Registrant’s websites and totaled $12,346 during the quarter. Management believes its chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. Management expects general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the first quarter of 2006, Registrant incurred management fees and staff salaries of $227,205, an increase of 21.6% over the first quarter of 2005 of $186,905. Salary and wage increases and the strengthening of the Canadian dollar, roughly 5.9% year over year, have all impacted this line of expenses. Management expects staff salaries to remain stable in the coming quarters as Management assesses staffing level and productivity returns.

Page - 6

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the first quarter of 2006, professional fees totaled $17,517 as compared to $10,601 in the first quarter of 2005, an increase of 65.2%. Management attributes much of the increases to costs associated with regulatory compliance in the ordinary course of business. In the coming quarter, Management expects professional fees to increase as the travel subsidiary will continues its effort in filing its Form SB-2 to finance and develop its travel business.. Other than professional fees related to regulatory compliance and to the travel subsidiary’s Form SB-2 filing, Management is unaware of factors which are likely to increase professional fees in the coming quarters of 2006.

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

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004 and maintained into the third quarter of 2005. At March 31, 2006 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $1,044,157 as compared to a working capital of $1,017,438 at the fiscal year ending December 31, 2005. During the three-months ended March 31, 2006 Registrant had a net loss of $39,117 and a decrease in cash of $231,212, compared to net income of $133,472 and an increase in cash of $164,751 for the same three-month period of last year. Operating activities generated cash outflows of $382,759 after primarily reducing accounts payable. During the three months ended March 31, 2006, the Registrant redeemed $112,399 in bonds held as investment, and borrowed $43,180 in short-term financing through its travel subsidiary. From the beginning of the fiscal year to March 31, 2006, Registrant has increased its accumulated deficit to $863,877 from $824,761 and has stockholders’ equity of $2,590,640.

In October 2003, Registrant became a majority shareholder of FrequentTraveller which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, and Brazil.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has one manager and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $15,000 per month, will be covered by Registrant or by sourcing outside capital. During the first three months of 2006, FT borrowed $43,180 from a third party on a non-secured no interest basis. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $443,818 with total shareholders’ deficit of $104,892. On July 19, 2005, FT filed a Form SB-2 offering up to 4,000,000 common shares at a price of $0.50 per share on a non-sponsored best effort basis. While the offering has been filed, it is not yet effective and may not become effective. FT plans to use any proceeds from this planned offering to expand its business and for working capital purposes.

Page - 7

While Registrant has a positive working capital position, its currently reported quarter has experienced a loss. If the operating losses continue Registrant may be required to seek additional capital from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like Registrant, engage in e-commerce and related businesses.

Registrant has no current plans to purchase any plant or significant equipment.

(d)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 on January 1, 2006 had no impact on our financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 156 on January 1, 2006 had no impact on our financial statements.

(e) Uncertainties Relating to Forward-Looking Statements

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

Page - 8

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

Page - 9

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
Dated: May 12, 2006

By: /s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 14

Exhibit 32

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

May 12, 2006

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

May 12, 2006

Page - 17

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 18

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,504,676	$1,735,887
Short-term investments	102,159	214,558
Accounts receivable	33,365	1,727
Prepaids	10,548	-

	1,650,748	1,952,172

RESTRICTED CASH	20,000	20,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation	52,705	52,640
INTANGIBLE ASSETS	1,473,778	1,539,678

	$3,197,231	$3,564,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$563,411	$934,734
Loan advance	43,180	-
	606,591	934,734
STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,756,339 common shares (December 31, 2005 - 17,756,339)	8,766	8,766
Additional paid-in capital	3,445,751	3,445,751
Accumulated deficit	(863,877)	(824,761)

	2,590,640	2,629,756

	$3,197,231	$3,564,490

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005

SALES
Domain name leasing and advertising	$89,272	$337,337
Domain names	123,800	-
eCommerce	1,297,201	640,989
Royalty	21,673	-
Total sales	1,531,946	978,326
COST OF SALES
Domain names	65,900	-
eCommerce	1,095,291	553,116
Total cost of sales	1,161,191	553,116

GROSS PROFIT	370,755	425,210

EXPENSES
Marketing	63,507	32,696
General and administrative	107,759	65,446
Management fees and salaries	227,205	186,905
Professional fees	17,517	10,601
Depreciation	3,967	2,134
	419,955	297,782

INCOME (LOSS) BEFORE OTHER ITEMS	(49,200)	127,428

INTEREST INCOME	10,083	-
GAIN ON DEBT SETTLEMENT	-	6,044

NET INCOME (LOSS)	$(39,117)	$133,472

BASIC AND DILUTED EARNINGS PER SHARE:	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED:	17,756,339	15,024,188

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31, 2006	Three months ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(39,117)	$133,472
Adjustments to reconcile net income (loss) to net cash Used in operating activities
- non-cash cost of domain name sales	65,900	-
- depreciation	3,967	2,134
- accounts and advances receivable	(31,638)	(1,917)
- prepaid expenses	(10,548)	-
- accounts payable and accrued liabilities	(371,323)	(175,296)

CASH USED IN OPERATING ACTIVITIES	(382,759)	(41,607)

CASH FLOWS FROM INVESTING ACTIVITIES
- redemption of available for sale securities	112,399	-
- purchases of property and equipment	(4,032)	(7,842)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	108,367	(7,842)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions	-	100,000
- FT obligation to issue shares	-	50,200
- obligation to issue shares	-	64,000
- loan proceeds	43,180	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,180	214,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,212)	164,751

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,735,887	1,064,928

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,504,676	$1,229,679

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited)

NOTE 1 - NATURE OF OPERATIONS

The Company’s subsidiary Domain Holdings Inc. (“DHI”) owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed two websites that sell fragrance and beauty care and sporting goods products to North American consumers.. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

Effective December 31, 2005, DHI reorganized by transferring certain domain name assets into its 100% owned subsidiary Acadia Management Corp. (“Acadia”), a British Columbia, Canada, company incorporated on December 1, 2005.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services. As at December 31, 2005, the Company owns 50.4% of the outstanding shares of FT. (Refer to Note 3.)

Comparative figures
Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Page - 22

NOTE 3 - NON-CONTROLLING INTEREST (continued)

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a dilution gain of $68,837 and a non-controlling interest in FT of $28,463 in 2005. As of March 31, 2006, FT has 15,878,690 common shares issued and outstanding of which the Company owns 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31 2006, consulting fees totalling $54,188 (2005 - $51,000) were incurred and paid to two officers of the Company.

NOTE 5 - INCOME TAXES

The Company’s subsidiaries, DHI and Acadia are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

As at December 31, 2005, the Company and its subsidiaries have net operating loss carryforwards of approximately $2,430,000 that result in deferred tax assets. These loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006. The Company’s subsidiary DHI also has approximately $1,610,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes. The Company’s subsidiary Acadia also has approximately $1,800,000 in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes. These costs may be amortized in future years as necessary to reduce taxable income. Management believes that the realization of the benefits from these deferred tax assets is uncertain and. accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 6 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended March 31,2006 (unaudited)	Three months ended March 31, 2005 (unaudited)
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Page - 23

NOTE 7 - SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the three months ended March 31, 2006
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	213,072	1,160,775	136,426	1,332,609
Segment Profit (Loss)	51,476	(71,161)	(51,188)	(70,873)

As at March 31, 2005		$	$	$
Total Assets	1,256,530	1,832,948	107,753	3,197,231
Intangible Assets	1,256,530	213,948	3,300	1,473,778

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

Three months ended March 31, 2006
Segment Profit (Loss)	$ (70,873)
Royalty Income	21,673
Interest Income	10,083
Gain on Debt Settlement	-
Non-Controlling Interest	-
Dilution Gain in FrequentTraveller.com	-
Net Income	$ (39,117)

NOTE 8 - CONTINGENCIES

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

Page - 24