Form 10QSB
period 2006-06-30
COMMUNICATE COM INC
filed 2006-08-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

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
$.001 Par Value             as of August 11, 2006
Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of June 30, 2006 and December 31, 2005
Consolidated Statements of Operations for the periods ended June 30, 2006 and June 30, 2005
Consolidated Statements of Cash Flows for the periods ended June 30, 2006 and June 30, 2005
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

Registrant presently employs fifteen full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Bellingham, Washington.

(a) Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

Statements of Operations Data	For the Quarters Ended
	June 30, 2006	June 30, 2005
Domain Name Leasing and Advertising	79,699	250,143
Domain Name	--	--
eCommerce	1,505,631	779,912
Total Sales	1,585,330	1,050,055

Domain Names	--	--
eCommerce	1,231,439	665,743
Total Cost of Sales	1,231,439	665,743

Gross Profit	353,891	384,312

Marketing	77,901	43,377
General and Administrative	96,746	70,278
Management Fees and Salaries	339,866	210,241
Professional Fees	17,592	21,087
Depreciation	3,999	2,464

Operating Income (Loss)	(182,213)	36,865

Non-Recurring Income	250,000	--
Interest Income	13,951	--
Gain on Debt Settlement	--	10,168
Non-Controlling Interest Share of Loss	--	42,365
Dilution Gain in Subsidiary	--	26,272

Net Income (Loss) for the Period	81,738	115,670

Basic Earnings (Loss) per Share	0.00	0.01
Weighted Average Shares Outstanding	17,756,339	15,396,065

Balance Sheet Data	As at June 30, 2006	As at December 31, 2005
Current Assets	$ 1,585,870	$ 1,952,172
Resticted Cash	20,000	20,000
Fixed Assets	52,062	52,640
Intangible Assets	1,723,778	1,539,678
Total Assets	$ 3,381,710	$ 3,564,490

Accounts Payable & Accrued Liabilities	$ 666,153	$ 934,734
Loan Advance	43,180	--

Common Stock	8,766	8,766
Additional Paid in Capital	3,445,751	3,445,751
Accumulated Deficit	(782,140)	(824,761)
Total Stockholders’ Equity	$ 2,672,377	$ 2,629,756
Total Liabilities and Stockholders’ Equity	$ 3,381,710	$ 3,564,490

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the second quarter of 2006, Registrant generated domain name leasing and advertising revenue of $79,699 as compared to $250,143 in the second quarter of 2005, a decrease of 68.1%. While the transfers of body.com and Brazil.com to generate eCommerce sales accounted for some of the decrease, advertising revenue has been adversely affected by changes made by Internet search engines which significantly reduced the volume of Internet traffic directed to Registrant’s network of advertising sites. While there are signs which begin to show traffic improvement, Management expects this line of revenue to remain the same over the next several quarters. Management has no current plan to convert any additional advertising websites into retailing sites.

Domain Name Sales. In the second quarter of 2006, the Registrant did not have any domain name trading activity. Proceeds from the prior sales of domain names were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Registrant launched its cologne.com and perfume.com Internet retail sites in May 2003, its karate.com Internet retail site in 2004, and most recently soft-launched its body.com Internet retail site in March 2006. In the second quarter of 2006, the combined retail sites generated sales of $1,505,631 (2005 Q2 - $799,912), or approximately $16,545 per day (2005 Q2 - $8,790 per day), with cost of purchases and shipping totaling $1,231,439 (2005 Q2 - $665,743) resulting in gross profit of $274,192 and gross profit margin of approximately 18.2% (2005 Q2 - 16.8%). Comparable yearly quarter sales have increased by 88.2% while gross profit margin in percentage term has increased by 8.3%. While there is an improvement in the margin compared to the second quarter in 2005, the second quarter margin in 2006 is below Management’s minimum margin target of 20%. Higher shipping costs, in the form of fuel surcharges help to crimp profit margin. While Management believes its recently implemented heuristic method of vendor selection, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has improved margin from the cost side, Management believes there is room to increase margin by increasing product pricing without adversely affecting overall sales. Management will continue to monitor its overall product offerings to achieve an acceptable gross profit margin of between 20% to 22% and to grow eCommerce sales.

In the second quarter of 2006, Registrant through its travel business subsidiary generated eCommerce service sales of $144,843 at a cost of $114,914 as compared to sales of $229,639 at a cost of $195,744 in the second quarter of 2005. The travel operation incurred a net loss of $40,755 in the second quarter of 2006 and an accumulated deficit of $487,306 since inception in October 2002. During the second quarter of 2006, the subsidiary has expensed as salaries $30,552 for the development of a new information management system. While Management has reduced the monthly overhead by consolidating its base of operation it is disappointed that it has not reached its revenue target of $150,000 per month and will continue to work to meet this goal. Management continues to build its travel business by forming affiliations with partners in Southeast Asia and in Brazil and estimates that the travel business will break-even when sales approach $150,000 per month.

Page - 5

Royalty. In the second quarter of 2006, Registrant and Manhattan Assets agreed to settle all future royalty obligations in exchange for the return of call.com which has been recorded at its estimated fair value of $250,000 resulting in a non-recurring income of $250,000. No royalty revenue is recorded as earned from FrequentTraveller.com for the current quarter or for anytime. Management has agreed to waive the minimum royalty requirement for FrequentTraveller.com until 2007.

MARKETING. Registrant continues to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the second quarter of 2006, Registrant recorded marketing expenses of $77,901 or 5.2% of eCommerce sales as compared to $43,377 or 5.4% of comparable second quarter sales in 2005. Marketing expense is in line with expectation, and Management expects marketing expenses to increase as sales increase and has planned to spend up to 10% of gross product sales for marketing in 2006.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the second quarter of 2006, Registrant recorded general and administrative expense of $96,746 (5.3% of total sales) as compared to $70,278 in the second quarter of 2005, an increase of 37.7%. Much of the increase came from increase in credit card transaction processing fees reflecting the increase in comparable quarterly sales. Management sees no noticeable chargeback issue in the quarter and believes its chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. Management expects general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the second quarter of 2006, Registrant incurred management fees and staff salaries of $339,866, an increase of 61.7% over the second quarter of 2005 of $210,241. The Registrant recorded performance bonuses of $100,000 to its two officers during the quarter. Aside from the bonuses, salary and wage increases and the strengthening of the Canadian dollar have contributed to the increase in expenses. Management expects staff salaries to remain stable in the coming quarters as Management assesses staffing level and seasonality needs.

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the second quarter of 2006, professional fees totaled $17,592 as compared to $21,087 in the second quarter of 2005, a decrease of 16.6%. In the coming quarter, Management expects professional fees to increase as the travel subsidiary will continues its effort in filing its Form SB-2 to finance and develop its travel business. Other than professional fees related to regulatory compliance and to the travel subsidiary’s Form SB-2 filing, Management is unaware of factors which are likely to increase professional fees in the coming quarters of 2006.

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

Management’s previously stated goal of eliminating the working capital deficiency has been achieved in the third quarter of 2004 and maintained into the current quarter. At June 30, 2006 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $876,537 as compared to a working capital of $1,017,438 at the fiscal year ending December 31, 2005. During the six-months ended June 30, 2006 Registrant had a net income of $42,621 and a decrease in cash of $570,669, compared to net income of $249,142 and an increase in cash of $303,321 for the same six-month period of last year. Operating activities generated cash outflows of $448,916 after primarily reducing accounts payable. During the six months ended June 30, 2006, the Registrant increased its investment in bonds by $157,545, and borrowed $43,180 in short-term financing through its travel subsidiary. From the beginning of the fiscal year to June 30, 2006, Registrant has decreased its accumulated deficit from $824,761 to $782,140 and has stockholders’ equity of $2,672,377.

In October 2003, Registrant became a majority shareholder of FrequentTraveller, which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, and Brazil.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has one manager and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $15,000 per month, will be covered by Registrant or by sourcing outside capital. During the first six months of 2006, FT borrowed $43,180 from a third party on a non-secured no interest basis. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $487,306 with total shareholders’ deficit of $148,380. FT plans to raise additional working capital by way of private placement equity and to use any proceeds to expand its business and as general working capital.

The Registrant expects it has sufficient working capital to carry on business for the next twelve months. In the event of an adverse operating results or some other catastrophic event, Registrant may be required to seek additional capital from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like Registrant, engage in e-commerce and related businesses.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 156 on January 1, 2006 had no impact on Registrant’s financial statements.

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

Page - 9

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

COMMUNICATE.COM INC.

By:/s/ David M. Jeffs
Name:  David M. Jeffs
Title: Director and CEO
Dated: August 14, 2006

By:/s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: August 14, 2006

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

Date: August 14, 2006

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

Date: August 14, 2006

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 14

Exhibit 32

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer
August 14, 2006

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending June 30s, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
August 14, 2006

Page - 16

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 17

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,165,218	$1,735,887
Short-term investments	372,103	214,558
Accounts receivable	6,941	1,727
Prepaids	41,608	-

	1,585,870	1,952,172

RESTRICTED CASH	20,000	20,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation	52,062	52,640
INTANGIBLE ASSETS	1,723,778	1,539,678

	$3,381,710	$3,564,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$666,153	$934,734
Loan advance	43,180	-
	709,333	934,734
STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,756,339 common shares (December 31, 2005 - 17,756,339)	8,766	8,766
Additional paid-in capital	3,445,751	3,445,751
Accumulated deficit	(782,140)	(824,761)

	2,672,377	2,629,756

	$3,381,710	$3,564,490

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 18

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

SALES
Domain name leasing and advertising	$79,699	$250,143	$168,971	$587,480
Domain names	-	-	123,800	-
eCommerce	1,505,631	799,912	2,802,832	1,440,901
Royalty	-	-	21,673	-
Total sales	1,585,330	1,050,055	3,117,276	2,028,381
COST OF SALES
Domain names	-	-	65,900	-
eCommerce	1,231,439	665,743	2,326,730	1,218,859
Total cost of sales	1,231,439	665,743	2,392,630	1,218,859

GROSS PROFIT	353,891	384,312	724,646	809,522

EXPENSES
Marketing	77,901	43,377	141,408	76,073
General and administrative	96,746	70,278	204,505	135,724
Management fees and salaries	339,866	210,241	567,071	397,146
Professional fees	17,592	21,087	35,109	31,688
Depreciation	3,999	2,464	7,966	4,598
	536,104	347,447	956,059	645,229

INCOME BEFORE OTHER ITEMS	(182,213)	36,865	(231,413)	164,293
NON RECURRING INCOME(NOTE 9)	250,000	-	250,000	-
INTEREST INCOME	13,951	-	24,034	-
GAIN ON DEBT SETTLEMENT	-	10,168	-	16,212
NON-CONTORLLING INTEREST SHARE OF LOSS IN FT.COM	-	42,365	-	42,365
DILUTION GAIN IN FREQUENTTRAVELLER.COM	-	26,272	-	26,272

NET INCOME	$81,738	$115,670	$42,621	$249,142

BASIC AND DILUTED EARNINGS PER SHARE:	$0.00	$0.01	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED:	17,756,339	15,396,065	17,756,339	15,396,065

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 19

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,621	$249,142
Adjustments to reconcile net income (loss) to net cash Used in operating activities
- non-controlling interest share of losses	-	(42,365)
- dilution gain in FT.com	-	(26,272)
- non-cash income	(250,000)
- non-cash cost of domain name sales	65,900	-
- depreciation	7,966	4,598
- accounts and advances receivable	(5,214)	10,972
- prepaid expenses	(41,608)	-
- accounts payable and accrued liabilities	(268,581)	(176,622)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(448,916)	19,453

CASH FLOWS FROM INVESTING ACTIVITIES
- purchases of available for sale securities	(157,545)	-
- purchases of property and equipment	(7,388)	(13,232)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(164,933)	(13,232)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions	-	100,000
- issuance of common stock for share subscriptions	-	100,000
- issuance of common stock for share subscriptions	-	97,100
- loan proceeds	43,180	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,180	297,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(570,669)	303,321

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,735,887	1,064,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,165,218	$1,368,249

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The Company’s subsidiary Domain Holdings Inc. (“DHI”) owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed two websites that sell fragrance, beauty care and sporting goods products to North American consumers.. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

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

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Page - 21

NOTE 3 - NON-CONTROLLING INTEREST (continued)

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a dilution gain of $68,837 and a non-controlling interest in FT of $28,463 in 2005. As of June 30, 2006, FT has 15,878,690 common shares issued and outstanding of which the Company owns 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have the right to sell travel products on Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay at least a minimum royalty commencing 2006 of $150,000 per annum. The royalty, which is 5% on the first $20 million in revenue and decreases by 1% on every subsequent $20 million to a minimum of 1% on annual sales greater than $80 million, is based on sales of travel products by FT. DHI retains the rights to sell other services, including advertising, on the websites. Beginning in 2007, DHI will earn a minimum annual royalty of $150,000 from FT. The agreement expires on December 31, 2010 and may be extended by FT in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31 2006, consulting fees totalling $54,188 (2005 - $51,000) were incurred and paid to the two officers of the Company.

During the quarter ended June 30, 2006, consulting fees totalling $55,188 (2005 - $51,000) were incurred and paid to the two officers of the Company, and performance bonuses totalling $100,000 were accrued.

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

NOTE 6 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended June 30,2006 (unaudited)	Six months ended June 30, 2005 (unaudited)
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Page - 22

NOTE 7 - SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the six months ended June 30, 2006
	Domain Sales, Advertising and Royalty	eCommerce Products		eCommerce Services	Total
		$	$		$	$
Revenue	314,444		2,521,563	281,269		3,117,276
Segment Profit (Loss)	32,051		(168,788)	(94,676)		(231,413)

As at June 30, 2006		$	$		$	$
Total Assets	1,471,412		1,803,682	106,616		3,381,710
Intangible Assets	1,471,412		252,366	3,300		1,727,078

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

Six months ended June 30, 2006
Segment Profit (Loss)	$(231,413)
Non-Recurring Income	250,000
Interest Income	24,034
Gain on Debt Settlement	-
Non-Controlling Interest	-
Dilution Gain in FrequentTraveller.com	-
Net Income	$42,621

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

NOTE 9 - ROYALTY

Pursuant to agreements entered into on July 3, 2003 with Manhattan Assets Corp., DHI sold automobile.com, call.com, exercise.com and makeup.com for $1 million and retained a perpetual royalty right to the domain names. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages hosted on the domain names, or $2,500, commencing 2006. During the first quarter of 2006, DHI received royalty payments of $21,673 in aggregate. During the second quarter in 2006, Manhattan Assets and DHI agreed to settle all future royalty obligations in exchange for the return of call.com which has been recorded at its estimated fair value of $250,000 resulting in a non-recurring income of $250,000.

NOTE 10 - SUBSEQUENT EVENT

On August 11, 2006, DHI completed the sale and transfer of a sports domain name with a cost of $125,112 to an arms-length party for cash proceeds of $500,000.

Page - 23