Form 10QSB
period 2006-09-30
COMMUNICATE COM INC
filed 2006-11-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

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

Common Stock  17,836,339 shares outstanding
$.001 Par Value                                                                         as of November 13, 2006
Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Page - 1

 COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance sheets as of September 30, 2006 and December 31, 2005
Consolidated Statements of Operations for the periods ended September 30, 2006 and September 30, 2005
Consolidated Statements of Cash Flows for the periods ended September 30, 2006 and September 30, 2005
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

Registrant presently employs seventeen full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Bellingham, Washington.

(a) Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

Page - 3

	For the Quarters Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Statements of Operations Data
Domain Leasing and Advertising	$72,432	$256,705	$241,403	$844,185
Domain Name	500,000	--	623,800	--
eCommerce	1,555,396	760,954	4,358,228	2,201,855
Royalty	--	--	21,673	--
Total Sales	$2,127,828	$1,017,659	$5,245,104	$3,046,040

Domain Names	$125,112	--	$191,012	--
eCommerce	1,238,542	$602,648	3,565,272	$1,821,507
Total Cost of Sales	$1,363,654	$602,648	$3,756,284	$1,821,507

Gross Profit	$764,174	$415,011	$1,488,820	$1,224,533

Marketing	$73,965	$43,295	$215,373	$119,368
General and Administrative	97,378	80,307	301,883	216,031
Management Fees and Salaries	221,939	217,750	789,010	614,896
Professional Fees	29,423	221,939	64,532	56,092
Interest expense	1,214	--	3,414	--
Depreciation	3,790	3,113	11,756	7,711

Operating Income	$336,465	$46,142	$1,385,968	$210,435
Non-Recurring Income	--	--	$250,000	--
Interest Income	$11,394	--	35,428	--
Gain on Debt Settlement	--	$52,788	--	$69,000
Non-Controlling Interest Share of Loss in FT.com	--	$17,679	--	$60 044

Net Income for the Period	$347,859	$116,609	$388,280	$339,479
Basic Earnings per Share	$0.02	$0.01	$0.02	$0.02
Weighted Average Shares Outstanding	17,836,339	15,396,065	17,836,339	15,396,065

Balance Sheet Data	As at September 30, 2006	As at December 31, 2005
Current Assets	$2,101,809	$1,952,172
Resticted Cash	20,000	20,000
Fixed Assets	48,553	52,640
Intangible Assets	1,602,792	1,539,678
Total Assets	$3,773,154	$3,564,490

Accounts Payable & Accrued Liabilities	$643,724	$934,734
Loan Advance	43,180	--

Common Stock	8,846	8,766
Additional Paid in Capital	3,611,290	3,543,156
Accumulated Deficit	(533,886)	(922,166)
Total Stockholders’ Equity	$3,086,250	$2,629,756
Total Liabilities and Stockholders’ Equity	$3,773,154	$3,564,490

Page - 4

(b) Results of Operations

REVENUES AND COSTS OF REVENUES.

Domain Name Leasing and Advertising. In the third quarter of 2006, Registrant generated domain name leasing and advertising revenue of $72,432 as compared to $256,705 in the third quarter of 2005, a decrease of 71.8%. During the nine months ended September 2006, domain name leasing and advertising revenue generated $241,403 as compared to $844,185 in the previous comparable period, a decrease of 71.4%. While the transfers of body.com and Brazil.com to generate eCommerce sales accounted for some of the decrease, advertising revenue has been adversely affected by changes made by Internet search engines which significantly reduced the volume of Internet traffic directed to Registrant’s network of advertising sites. While there are signs which begin to show traffic improvement, Management expects this line of revenue to remain the same over the next several quarters. Management has no current plan to convert any additional advertising websites into retailing sites.

Domain Name Sales. In the third quarter of 2006, the Registrant sold Wrestling.com for $500,000 which had a cost of $125,112 to a third party based in Australia. During the nine months ended September 2006, domain names sales totaled $623,800 and had a cost of $191,012. Management has concluded its strategy to recapitalize the Registrant through the selling of non-strategic domain names. Proceeds from the prior sales of domain names were used to repay a note payable and to enhance the Registrant’s financial ratios and liquidity. Management has begun acquiring new domain names both individually and as a portfolio to replenish its asset base and to increase its advertising revenue. While Registrant has no immediate plans to sell any domain names in the near future, it will evaluate opportunities as they arise.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Registrant launched its cologne.com and perfume.com Internet retail sites in May 2003, its karate.com Internet retail site in 2004, and most recently soft-launched its body.com Internet retail site in March 2006. In the third quarter of 2006, the combined retail sites generated sales of $1,555,396 (2005 Q3 - $760,954), or approximately $16,906 per day (2005 Q3 - $8,271 per day), with cost of purchases and shipping totaling $1,238,542 (2005 Q3 - $602,648) resulting in gross profit of $316,854 and gross profit margin of approximately 20.4% (2005 Q3 - 20.8%). Quarterly sales comparable to previous quarter have increased by 3.3% while gross profit margin in percentage term has increased by 12%. Management is satisfied that the third quarter margin in 2006 has met its previously stated margin target of 20%.

During the nine months ended September 2006, total combined retail sites generated sales of $4,358,228 nearly doubling the sales of $2,201,855 for the comparable period in the previous year. With current cost of sales of $3,565,272, the gross profit margin is 18.2% as compared to 17.3% in the same period last year.

Management continues to rely on its proprietary heuristic method of vendor selection, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs to improve upon margin. Management will continue to monitor its overall product offerings to maintain an acceptable gross profit margin between 20% to 22% and to grow eCommerce sales.

Page - 5

In the third quarter of 2006, Registrant through its travel business subsidiary generated eCommerce service sales of $116,730 at a cost of $100,702 as compared to sales of $172,337 at a cost of $146,577 in the third quarter of 2005. During the third quarter of 2006, the subsidiary has expensed as salaries $25,149 for the development of a new information management system and for improvements to its websites. During the nine months period ended September 2006, the travel operation incurred a net loss of $280,287 and an accumulated deficit of $614,295 since inception in October 2002. Management continues to be disappointed by missing its revenue target of $150,000 per month and is planning for a comprehensive review of this strategy within six months.

Royalty. During the first quarter of 2006, Registrant received $21,673 in royalty revenue from Manhattan Assets Corp. During the second quarter of 2006, Manhattan Assets and Registrant agreed to settle all future royalty obligations in exchange for the return of call.com. A non-recurring income of $250,000 was recorded based on the estimated fair value for the domain name. No other royalty income has been earned during the balance of this period.

MARKETING. Registrant continues to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the third quarter of 2006, Registrant recorded marketing expenses of $73,965 or 4.8% of eCommerce sales as compared to $43,295 or 7.2% of comparable third quarter sales in 2005. During the nine months period ended September 2006, marketing expense totaled $215,373 as compared to $119,368 during the comparable period in the previous year. Marketing expense is below targeted spending, and Management expects marketing expenses to increase as sales increase and has planned to spend up to 10% of gross product sales for marketing in the final quarter of 2006.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications and investor relations. In the third quarter of 2006, Registrant recorded general and administrative expense of $97,378 (4.6% of total sales) as compared to $80,307 (7.9% of total sales) in the third quarter of 2005, an increase of 21.3%. During the nine months period ended September 2006, total general and administrative expense totaled $301,883 as compared to $216,031 during the comparable period in the previous year. While much of the increase came from increase in credit card transaction processing fees reflecting the increase in comparable period sales, credit card chargeback costs also contributed to the expense increase. Credit card chargeback costs arose from fraudulent transactions conducted over the Registrant’s websites and totaled $3,621 during the third quarter and $18,558 during the nine months period of 2006. Management believes its chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. Management expects general and administrative expenses to increase as total revenue increases but will aim to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the third quarter of 2006, Registrant incurred management fees and staff salaries of $221,939, an increase of 1.9% over the third quarter of 2005 of $217,750. During the nine months period ended September 2006, management fees and salaries totaled $789,010 as compared to $614,896 during the comparable period in 2005. While the expense increased by 28.3%, as a percentage to total sales, the amount has decreased from 20% to 15%. Salary and wage increases and the strengthening of the Canadian dollar were offset by staff attrition. Management expects fees and staff salaries to increase in the coming quarters as certain key managers are scheduled for contract increases.

Page - 6

PROFESSIONAL FEES. Professional fees include legal and auditing fees. During the third quarter of 2006, professional fees totaled $29,423 as compared to $24,404 in the third quarter of 2005, an increase of 20.6%. During the nine months period ended September 2006, professional fees totaled $64,532 as compared to $56,092 in the comparable period in the previous year. Management attributes much of the increases to costs associated with regulatory compliance in the ordinary course of business. For the coming quarter, Management expects professional fees to remain roughly the same as the travel subsidiary continues its effort in filing its Form SB-2 to finance and develop its travel business.. Other than professional fees related to regulatory compliance and to the travel subsidiary’s Form SB-2 filing, Management is unaware of factors which are likely to increase professional fees in the final quarter of 2006.

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

At September 30, 2006 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $1,414,905 as compared to a working capital of $1,017,438 at the fiscal year ending December 31, 2005. During the nine-months ended September 30, 2006 Registrant had a net income of $388,280 and a decrease in cash of $60,904, compared to net income of $339,479 and an increase in cash of $424,888 for the same nine-month period of last year. Operating activities generated cash outflows of $67,719 after primarily reducing accounts payable. During the nine-month ended September 30, 2006, the Registrant purchased $160,008 in bonds held as investment and increased its short-term investments to $374,566, and borrowed $43,180 in short-term financing through its travel subsidiary. From the beginning of the fiscal year to September 30, 2006, Registrant has reduced its accumulated deficit to $533,886 from $922,166 and has stockholders’ equity of $3,086,250.

In October 2003, Registrant became a majority shareholder of FrequentTraveller, which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, and Brazil.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has one manager and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $15,000 per month, will be covered by Registrant or by sourcing outside capital. During the first nine months of 2006, FT borrowed $43,180 from a third party on a non-secured no interest basis. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $894,582 with total shareholders’ deficit of $207,919. FT plans to raise additional working capital by way of private placement equity and to use any proceeds to expand its business and as general working capital.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

Page - 8

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Page - 9

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Registrant did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Registrant did not sell any unregistered equity securities, except for the following:

Share Bonus - $0.69 per share

On October 3, 2006, the Registrant’s Chief Executive Office and the Chief Financial Officer each received 40,000 restricted shares of common stock in lieu of a cash bonus. The price of the shares was set at $0.69 per share. The Registrant relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.

Page - 10

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

Page - 11

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

By:/s/ David M. Jeffs
Name:  David M. Jeffs
Title: Director and CEO
Dated: November 14, 2006

By:/s/ J. Cameron Pan
Name:  J. Cameron Pan
Title: CFO
Dated: November 14, 2006

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

Date: November 14, 2006

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

Date: November 14, 2006

/s/ J Cameron Pan
J Cameron Pan - CFO

Page - 15

Exhibit 32

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of Communicate and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer

November 14, 2006

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (“Communicate”) on Form 10-QSB for the period ending September 30s, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of Communicate, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer

November 14, 2006

Page - 18

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Page - 19

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated-Note 11)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,674,983	$1,735,887
Short-term investments	374,566	214,558
Accounts receivable	10,652	1,727
Prepaids	41,608	-
	2,101,809	1,952,172

RESTRICTED CASH	20,000	20,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation	48,553	52,640
INTANGIBLE ASSETS	1,602,792	1,539,678
	$3,773,154	$3,564,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$643,724	$934,734
Loan payable	43,180	-
	686,904	934,734
STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,836,339 common shares (December 31, 2005 - 17,756,339)	8,846	8,766
Additional paid-in capital	3,611,290	3,543,156
Accumulated deficit	(533,886)	(922,166)
	3,086,250	2,629,756

	$3,773,154	$3,564,490

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 20

COMMUNICATE.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30			Nine months ended September 30
	2006	2005	2006	2005

SALES
Domain name leasing and advertising	$72,432	$256,705	$241,403	$844,185
Domain names	500,000	-	623,800	-
eCommerce	1,555,396	760,954	4,358,228	2,201,855
Royalties	-	-	21,673	-
Total sales	2,127,828	1,017,659	5,245,104	3,046,040
COST OF SALES
Domain names	125,112	-	191,012	-
eCommerce	1,238,542	602,648	3,565,272	1,821,507
Total cost of sales	1,363,654	602,648	3,756,284	1,821,507

GROSS PROFIT	764,174	415,011	1,488,820	1,224,533

EXPENSES
Marketing	73,965	43,295	215,373	119,368
General and administrative	97,378	80,307	301,883	216,031
Management fees and salaries	221,939	217,750	789,010	614,896
Professional fees	29,423	24,404	64,532	56,092
Interest expense	1,214	-	3,414	-
Depreciation	3,790	3,113	11,756	7,711
	427,709	368,869	1,385,968	1,014,098

INCOME BEFORE OTHER ITEMS	336,465	46,142	102,852	210,435
NON-RECURRING INCOME (NOTE 9)	-	-	250,000	-
INTEREST INCOME	11,394	-	35,428	-
GAIN ON DEBT SETTLEMENT	-	52,788	-	69,000
NON-CONTROLLING INTEREST SHARE OF LOSS IN FT.COM	-	17,679	-	60,044

NET INCOME	$347,859	$116,609	$388,280	$339,479

BASIC AND DILUTED EARNINGS PER SHARE:	$0.02	$0.01	$0.02	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED:	17,836,339	15,396,065	17,836,339	15,396,065

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 21

COMMUNICATE.COM INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2006	Nine months ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$388,280	$339,479
Adjustments to reconcile net income to net cash provided by operating activities
Non-controlling interest share of losses	-	(60,044)
Cost of domain name sales (Note 10)	191,012	-
Termination of royalty agreements (Note 9)	(250,000)	-
Interest charged to additional paid-in capital	3,414	-
Share issuance costs	64,800	-
Depreciation	11,756	7,711
Changes in operating assets and liabilities
Accounts receivable	(258,925)	9,011
Prepaids	(41,608)	-
Accounts payable and accrued liabilities	(291,010)	(138,389)

CASH PROVIDED BY OPERATING ACTIVITIES	67,719	157,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(160,008)	-
Purchase of domain name	(4,126)	-
Purchase of property and equipment	(7,669)	(29,980)

CASH USED IN INVESTING ACTIVITIES	(171,803)	(29,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	297,100
Loan proceeds	43,180	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,180	297,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,904)	424,888

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,735,887	1,064,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,674,983	$1,489,816

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Page - 22

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The Company’s subsidiary Domain Holdings Inc. (“DHI”) owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed two websites that sell fragrance, beauty care and sporting goods products to North American consumers. DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

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

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 3 - NON-CONTROLLING INTEREST

By agreement dated October 1, 2003, the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $51,726. On November 16, 2004, FT declared a nine share for every one share stock dividend. Amounts realized with respect to gains on dilution have been restated and allocated to additional paid in capital (see Note 11).

Page - 23

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 3 - NON-CONTROLLING INTEREST (continued)

On May 1, 2005, FT completed a private placement of common shares at $0.05 per common share and raised $147,100 of which $50,000 was invested by the Company. FT issued 1,000,000 common shares to the Company and 1,942,000 to non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a non-controlling interest share of loss in FT of $68,588 in 2005. As of September 30, 2006, FT has 15,878,690 common shares issued and outstanding of which the Company owns 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31 2006, consulting fees totalling $54,188 (2005 - $51,000) were incurred and paid to the two officers of the Company.

During the quarter ended June 30, 2006, consulting fees totalling $55,188 (2005 - $51,000) were incurred and paid to the two officers of the Company. Also, performance bonuses totalling $100,000 were accrued.

During the quarter ended September 30, 2006, consulting fees totalling $57,188 (2005 - $51,000) were incurred and paid to the two officers of the Company. Of the $50,000 performance bonuses accrued to each of the officers at June 30, 2006, the Company paid to each of the officers cash of $22,400 and 40,000 restricted common shares with a deemed value of $0.69 per common share which at the time of issuance had a fair value of $0.81 per common share. Accordingly, a fair value increment adjustment of $9,600 was recorded as additional consulting fees.

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

Page - 24

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 6 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended September 30, 2006 (Unaudited)	Nine months ended September 30, 2005 (Unaudited)
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NOTE 7 - SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the nine months ended September 30, 2006
	Domain Sales, Advertising and Royalty		eCommerce Products	eCommerce Services		Total
	$		$	$		$
Revenue	886,876		3,960,228	398,000		5,245,104
Segment Profit (Loss)	385,865		(125,384)	(157,629)		102,852

As at September 30, 2006		$	$		$	$
Total Assets	1,347,126		2,357,606	68,422		3,773,154
Intangible Assets	1,347,126		252,366	3,300		1,602,792

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

Nine months ended September 30, 2006
Segment Profit	$102,852
Non-Recurring Income	250,000
Interest Income	35,428
Non-Controlling Interest	-
Net Income	$388,280

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

NOTE 9 - ROYALTY SETTLEMENT

Pursuant to agreements entered into on July 3, 2003 with Manhattan Assets Corp., DHI sold automobile.com, call.com, exercise.com and makeup.com for $1 million and retained a perpetual royalty right to the domain names. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on webpages.

Page - 25

COMMUNICATE.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 9 - ROYALTY SETTLEMENT(continued)

hosted on the domain names, or $2,500, commencing 2006. During the first quarter of 2006, DHI received royalty payments of $21,673 in aggregate. During the second quarter in 2006, Manhattan Assets and DHI agreed to settle all future royalty obligations in exchange for the return of call.com which has been recorded at its estimated fair value of $250,000 resulting in non-recurring income of $250,000.

NOTE 10 - DOMAIN NAME SALE

On August 11, 2006, DHI completed the sale and transfer of a sports domain name with a cost of $125,112 to an arms-length party for cash proceeds of $500,000.

NOTE 11 - RESTATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2005 and 2004. The Company is restating the financial statements to reverse the dilution gains in FT booked in 2004 and 2005 totalling $40,836 and to record these as additional paid in capital. The Company has also revised the fair value of stock issued by FT in 2004 for management fees resulting in an increase in management fees of $40,000.

	December 31, 2005 As Reported $	Adjustment $	December 31, 2005 As Restated $

Balance Sheet
Additional paid-in capital	3,445,751	97,405	3,543,156
Accumulated deficit	(824,761)	(97,405)	(922,166)

	Year Ended December 31, 2005 As Reported $	Adjustment $	Year Ended December 31, 2005 As Restated $

Statement of Operations
General and administrative	(332,350)	1,547	(330,803)
Non-controlling interest share of loss in FT.com	68,617	(29)	68,588
Dilution gain in FT.com	28,483	(28,483)	--

Net income for the year	373,940	(26,965)	346,975
Accumulated deficit - beginning	(1,198,701)	(70,440)	(1,269,141)
Accumulated deficit - ending	(824,761)	(97,405)	(922,166)

There was no change to the basic and diluted net earnings per share resulting from the restatement.

Page - 26