Form 10KSB/A
period 2005-12-31
COMMUNICATE COM INC
filed 2007-03-22
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB/A

1st Amendment

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  000-29929

COMMUNICATE.COM INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0346310 (I.R.S. Employer Identification No.)
600 – 1100 Melville Street, Vancouver, British Columbia (Address of principal executive offices)	V6E 4A6 (Zip Code)

Issuer’s telephone number  (604) 697-0136

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) Yes  [ x ]  No  [   ], and (2) has been subject to such filing requirements for the past 90 days.   Yes   [ x ]     No   [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x ]

click here for printer-friendly PDF version

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 2 of 10

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 23, 2006
Common Stock - $0.001 par value	17,756,339

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 3 of 10

COMMUNICATE.COM INC.

Form 10-KSB/A

1st Amendment

EXPLANATORY NOTE

This Form 10-KSB/A – 1st Amendment for the fiscal year ended December 31, 2005, which was originally filed on April 13, 2006 (the “Report”), is being filed to revise (1) Item 6 of Part II, (2) Item 7 of Part II, and (3) Item 13 of Part III to disclose and file the restated audited financial statements for the fiscal year ended December 31, 2005.  The effect of the restatement is to decrease net income by $26,965 for the fiscal year ended December 31, 2005 and by $70,440 for the fiscal year ended December 31, 2004. Net earnings per share were unchanged.

The restated consolidated financial statement and related disclosure will reflect the following:

1.

Modification of Value of Subsidiary’s Shares Issued. In connection with the preparation of a SB-2 filing for the Company’s subsidiary, FrequentTraveller.com Inc., we recalculated the value of shares issued to contractors, employees, officers and a director in exchange for cash and services during 2004 based on values established in arm’s-length transactions with unrelated parties.

2.

Accounting for Dilution Gains in Subsidiary. Whereas during 2004 and 2005, the Company had recorded dilution gains resulting from the sale of treasury shares by its subsidiary, FrequentTraveller.com Inc, pursuant to Staff Accounting Bulletin Topic 5(H) Question 2 Interpretive Response, these dilution gains in the Company’s subsidiary, FreqentTraveller.com Inc., although calculated correctly, should not have been recorded in net income for the periods, but should have been recorded as charges to additional paid in capital.

The Company’s management has reviewed the effectiveness of the Company’s disclosure controls and procedures in light of the restatement.  The restatement was the result of a changed outlook for a subsidiary in retrospect, which was disclosed in such a manner after careful consideration and lengthy discussions with its auditors.  The restatement is not a result of some disclosure control or procedure being overlooked or missing, but rather a result of a decision being made, which was based on those considerations and discussions.  The Company believes its disclosure controls and procedures remain effective and do not need to be addressed.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Communicate.com Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-KSB/A should be read in conjunction with Communicate.com Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-KSB on April 13, 2006 (SEC Accession No. 0001104540-06-000067).

PART II

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

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 4 of 10

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

For the Years Ended	December 31, 2005	December 31, 2004
STATEMENTS OF OPERATIONS DATA
Domain Name Advertising and Leasing	$ 975,011	$ 603,556
Domain Name Sales	--	950,000
eCommerce Sales	4,793,052	1,961,895
	------------------	------------------
Total Revenues	$ 5,768,063	$ 3,515,451
	------------------	------------------
Cost of Domain Name Sales	--	361,801
eCommerce Direct Costs	3,896,654	1,562,754
	------------------	------------------
Total Cost of Revenues	$ 3,896,654	$ 1,924,555
	------------------	------------------
Gross Profit	$ 1,871,409	$ 1,590,896
	------------------	------------------
Marketing	($ 391,545)	($ 117,500)
General and Administrative	(338,675)	(391,194)
Management Fees and Salaries	(905,839)	(710,716)
Professional and Consulting Fees	(96,066)	(35,718)
Depreciation	(10,416)	(3,867)
	------------------	------------------
Total Expenses	($ 1,742,541)	($ 1,258,995)
	------------------	------------------
Operating Income (Loss)	$ 128,868	$ 331,901
Gain on Debt Settlement	149,519	12,010
Non-Controlling Interest Share of Loss	68,588	83,746
	------------------	------------------
Net Income for the Year	$ 346,975	$ 427,657
	==========	==========
Basic Earnings per Share	$ 0.02	$ 0.03
	==========	==========

Weighted Average Number of Shares Outstanding	16,687,748	14,973,334

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 5 of 10

For the Years Ended	December 31, 2005	December 31, 2004
BALANCE SHEET DATA
Current Assets	$ 1,952,172	$ 1,076,592
Restricted Cash	20,000	--
Property and Equipment	52,640	26,394
Intangible Assets	1,539,678	1,502,178
	------------------	------------------
Total Assets	$ 3,564,490	$ 2,605,164
	==========	==========
Accounts Payable and Accrued Liabilities	$ 934,734	$ 665,195
	------------------	------------------
Total Liabilities	$ 934,734	$ 665,195
	------------------	------------------
Common Stock	$ 8,766	$ 6,331
Additional Paid in Capital	3,543,156	3,202,779
Accumulated Deficit	(922,166)	(1,269,141)
	------------------	------------------
Total Stockholders’ Equity	$ 2,629,756	$ 1,939,969
	------------------	------------------
Total Liabilities and Stockholders’ Equity	$ 3,564,490	$ 2,605,164
	==========	==========

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

REVENUES

Domain Name Sales – During the year ended December 31, 2005, Communicate did not sell any domain names. While there were offers available for certain sports domain names, management believed the domain name market had shown signs of a sustained recovery during the year and a hold strategy would maximize the value of its domain name portfolio. More importantly, Communicate’s financial position has improved steadily since 2002 and as a result, it has not been necessary to raise additional capital through divestiture. For 2006, other than being bound by a pre-existing agreement to sell Vancouver.com which occurred in March 2006, management does not have any foreseeable plan to sell or buy domain names, but, will continue to evaluate opportunities as they occur.

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

Web Advertising and Leasing – During the year ended December 31, 2005, Communicate generated advertising and leasing revenue of $975,011 which represented an increase of $371,455 or 61.5% from 2004. The increase from 2004 has surpassed management’s original projection of between 30% to 40% which was disclosed early in 2005. Of the advertising and leasing revenue, Overture accounted for 87% of the revenue. While management acknowledges the risk of concentration of revenue with one customer, management believes Overture, wholly owned by Yahoo Inc., is a suitable business partner for generating advertising revenue. However, if a change becomes necessary, management has identified other potential advertising partners. Management will continue to evaluate other opportunities for domain names and will act accordingly should better opportunities arise. While management is satisfied with 2005 results, management is also expecting that 2006 results will be significantly below 2005 because recent changes made by Internet search engines, where much of Communicate’s traffic originates from, have negatively affected the volume of traffic directed to Communicate’s network of advertising sites. As a result, management projects advertising and leasing revenue for 2006 to be significantly below the 2005 level and expects these revenues will likely return to 2003 level of around $300,000 for the year. This outlook includes consideration that both body.com and brazil.com are deployed during the first quarter of 2006 to generate online retail revenue.

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 6 of 10

eCommerce Sales – During the year ended December 31, 2005, Communciate generated eCommerce sales of $4,793,052 representing an increase of $2,831,157 or 144% over 2004 sales. Fragrance sales accounted for $3,929,824 or an increase of $137% from 2004. The sports product business had sales of $224,019 or an increase of 294% from 2004. Whereas Communicate began online fragrance sales during the middle of 2003, fiscal 2005 marked the second full annual sales results which could be compared with fiscal 2004. Management believes its fragrance sales have performed to expectation with good sales growth quarter over comparable quarter while maintaining gross margin at around 20%. The two year results also exhibited clear seasonality trend whereby the fourth quarters were the major revenue quarters. Indeed, the fourth quarter of 2005 contributed to almost 54% of 2005 eCommerce revenues. While this result may have coincided with planned significant marketing expenditure in the fourth quarter of 2005, management nonetheless believes the result would have been similar albeit not as dramatic had marketing expenditure not increased in the fourth quarter. With these valuable data management can plan better for the current and coming fiscal years to ensure adequate resources are in place to handle demand spikes during the busy periods. One unintended effect of the spike in fragrance product sales was that management decided to curtail the sports product sales during the fourth quarter of 2005 as insufficient staff was on hand to handle the increase in volume in business. Management intends to spend its advertising budget more evenly throughout the year to lessen the seasonality effect in 2006. As for the sports product business, although there is potential for growth in this sector, management has determined that further growth for Communicate will be highly dependent whether more dependable suppliers can be sourced. Management intends to monitor the sports product business while making minor improvements to the website during 2006.

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

Travel sales continue to be difficult to forecast as events both naturally occurring and man-made continue to arise in the Southeast Asia region encompassed by Communicate’s subsidiary’s travel websites – Vietnam.com, Malaysia.com and Indonesia.com. Management believes FT’s travel sales results were under planned revenue of $150,000 per month or $450,000 per quarter primarily because of a reduction in travel to Southeast Asia as a result of the recent Tsunami and earthquake activity and secondarily because of a low lead to conversion ratio.  During the year ended December 31, 2005, FT generated revenues of $626,709 and a net loss of $165,558, 2004 - $247,078 and $125,938 respectively. Although sales increased by 153% in 2005, profit margin declined from 16.8% in 2004 to 11.5% in 2005.  The reduction in profit margin occurred primarily because the sales mix included more airfare sales which generate a much lower margin. The current rate of loss of roughly $15,000 a month is expected to continue into 2006. One of the main focuses of management is to assist FT in completing its SB-2 filing thereby enabling FT to raise capital independently to operate. In 2005 FT’s management reorganized its operations and moved its sales office to Bellingham, Washington while maintaining a shared office in Malaysia to focus on two identifiable key markets of Malaysia/Singapore and North America. In order to improve FT’s lead to conversion ratio, management has been working to develop a sales management system by adopting technology tools owned by Communicate. This system was not completed until early 2006. Although incremental improvements can be applied to the travel business, world events that are outside the control of management may continue to adversely affect its travel business in 2006 and beyond.

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

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 7 of 10

While it is difficult to say whether the generic nature of the domain name or the effectiveness of marketing effort has contributed more to the success shown in the 144% increase in eCommerce sales, management believes that increased advertising has been a significant contributing factor in Communicate’s increasing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. During the year ended December 31, 2005, Communicate’s general and administrative expenses were $338,675, a decrease of 13.4% from 2004. While merchant account processing fees have increased with increased eCommerce sales volume, management has also been able to reduce travel and financing-related expenses and consolidate overhead costs in the travel business.  Cost reductions have more than offset cost increases. Management has also been able to maintain general and administrative expenses significantly below its target of not more than 15% of revenue, however exchange rate fluctuations and other inflationary factors may make it difficult to continue to reduce these costs in 2006. However, for 2006, management will target general and administrative expenses at not more than 10% of total revenue, down from the 2005 target of not more than 15% of total revenue.

MANAGEMENT FEES AND SALARIES. During the year ended December 31, 2005, Communicate’s management fees and salaries were $905,839, an increase of $195,123 or 27.5% from 2004. While executive compensation of $ 251,000 remained relatively unchanged from 2004, staff salaries for Communicate accounted for most of the increase as 1) the number of employees increased slightly from 2004; 2) increases in salaries were necessary to remain competitive with the job market; 3) staff salaries were denominated primarily in the Canadian dollar which continued to increase through 2005 by about 6.9%.

PROFESSIONAL FEES. During the year ended December 31, 2005, Communicate’s professional fees, consisting of legal and accounting costs were $96,066, an increase of $60,348 or 169% from 2004. The increases are due to Communicate’s business volume increase and to the SB-2 filings costs associated with its travel business. For 2006, management expects these expenses will be higher but cannot reasonably provide an estimate. Management will closely monitor these expenses.

GAIN ON DEBT SETTLEMENT. During the year ended December 31, 2005, Communicate recorded a gain of $149,519 as a result of writing off a number of pre-2001 accounts payable.

During the year ended December 31, 2004, all accrued lease obligations were written off resulting in a gain of $12,010.

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY. During the year ended December 31, 2005, Communicate recorded a non-controlling interest share of loss in FT of $68,588 (2004 - $83,746), a decrease of $15,158 or 18% over 2004.  Management expects FT will continue to lose money in 2006 and is working to raise additional financing for the venture.

Liquidity and Capital Resources

At December 31, 2005, Communicate had working capital of $1,017,438, an increase of $606,041 or 147% from 2004. The improvement resulted from positive cash flows from operations and issuance of common stock. During the year ended December 31, 2005, Communicate generated net income of $346,975, a decrease of 80,682 or 18.9% from 2004. Cash from operating activities generated $626,626, and cash from financing activities generated $297,100. After the purchase of some computer equipment, overall cash increased by $670,959 resulting in a December 31, 2005 cash balance of $1,735,887. Since inception, Communicate has accumulated a deficit of $922,166 and has stockholders’ equity of $2,629,756, an increase of $689,787 from 2004. While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements.

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

Communicate does not anticipate purchasing any plant or significant equipment in the immediate future.

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 8 of 10

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

Item 7.

Financial Statements

See restated and audited financial statements for the period ended December 31, 2005 and 2004 attached as an Exhibit to this Form 10-KSB/A.

PART III

Item 13.  Exhibits and Reports on Form 8-K.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Restated and Audited Financial Statements as of December 31, 2005 for the period October 10, 1995 (inception) to December 31, 2005.	Included
3.1	Articles of Incorporation filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.2	Bylaws filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.3	Certificate of Amendment to Articles of Incorporation filed as an exhibit to Communicate’s Form 10-KSB filed on April 12, 2001	Filed
10.1	Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
10.2	Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
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

Filed
10.6	Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.	Filed
14	Code of Ethics filed as an exhibit (Exhibit 99.1) to Communicate’s Form 10-KSB filed on March 31, 2003.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 9 of 10

Exhibit	Description	Status
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed
99.2	Audit Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004.	Filed
99.3	Disclosure Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004.	Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

COMMUNICATE.COM INC.

/s/ David Jeffs

By:

Name:

David Jeffs

Title:

Director and CEO

Dated:

March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Jeffs	President, Principal Executive Officer, and sole member of the Board of Directors	March 19, 2007
/s/ Cameron Pan	Corporate Secretary, Treasurer and Chief Financial Officer	March 19, 2007

Communicate.com Inc.	Form 10-KSB/A – 1st Amendment	Page 10 of 10

Exhibit A

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

As more fully described in Note 12, subsequent to the issuance of the Company’s 2005 consolidated financial statements and our initial report dated March 24, 2006, management discovered facts that existed at the date of our report, relating to certain equity transactions, which resulted in a restatement of certain information in the consolidated financial statements.

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

March 24, 2006 except for Notes 3, 5, 7, 9 and12 which are of March 13, 2007

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (As restated in Note 12)	December 31, 2004 (As restated in Note 12)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,735,887	$ 1,064,928
Available for sale securities	214,558	-
Accounts receivable	1,727	9,373
Advances receivable	-	2,291

	1,952,172	1,076,592

RESTRICTED CASH	20,000	-
PROPERTY AND EQUIPMENT, net of accumulated depreciation	52,640	26,394
INTANGIBLE ASSETS (Note 2)	1,539,678	1,502,178

	$ 3,564,490	$ 2,605,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 934,734	$ 665,195

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,756,339 common shares (December 31, 2004 – 15,321,339)	8,766	6,331
Additional paid-in capital	3,543,156	3,202,779
Accumulated deficit	(922,166)	(1,269,141)

	2,629,756	1,939,969

	$ 3,564,490	$ 2,605,164

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended Dec. 31, 2005 (As restated in Note 12)	Year ended Dec. 31, 2004 (As restated in Note 12)

SALES
Domain name leasing and advertising	$ 975,011	$ 603,556
Domain names	-	950,000
eCommerce	4,793,052	1,961,895
Total sales	5,768,063	3,515,451
COST OF SALES
Domain names	-	361,801
eCommerce	3,896,654	1,562,754
Total cost of sales	3,896,654	1,924,555

GROSS PROFIT	1,871,409	1,590,896

EXPENSES
Marketing	391,545	117,500
General and administrative	338,675	391,194
Management fees and salaries	905,839	710,716
Professional fees	96,066	35,718
Depreciation	10,416	3,867
	1,742,541	1,258,995

INCOME BEFORE OTHER ITEMS	128,868	331,901

GAIN ON DEBT SETTLEMENT	149,519	12,010
NON-CONTROLLING INTEREST SHARE OF LOSS IN FREQUENT TRAVELER.COM (Note 3)	68,588	83,746
DILUTION GAIN IN FREQUENT TRAVELLER.COM (Note 3)	-	-

NET INCOME	$ 346,975	$ 427,657

BASIC AND DILUTED EARNINGS PER SHARE:	$ 0.02	$ 0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:	16,687,748	14,973,334

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Number of Shares	Amount

Balance, December 31, 2003	14,691,339	$ 5,701	$ 3,066,516	$ (1,696,798)	$ (18,281)	$ 1,357,138
Issuance of 50,000 common shares at $0.20 per share	50,000	50	9,950	-	-	10,000
Issuance of 580,000 common shares at $0.10 per share	580,000	580	57,420	-	-	58,000
Gain resulting from shares issued by subsidiary	-	-	68,893	-	-	68,893
Currency translation adjustment	-	-	-	-	18,281	18,281
Net income	-	-	-	427,657	-	427,657

Balance, December 31, 2004 (As restated in Note 12)	15,321,339	6,331	3,202,779	(1,269,141)	-	1,939,969
Issuance of 275,000 common shares at $0.50 per share for the acquisition of domain names	275,000	275	137,225	-	-	137,500
Issuance of 2,000,000 common shares at $0.05 per share for the exercise of warrants	2,000,000	2,000	98,000	-	-	100,000
Issuance of 160,000 common shares at $0.48 per share in lieu of accrued bonuses to employees	160,000	160	76,640	-	-	76,800
Gain resulting from shares issued by subsidiary	-	-	28,512	-	-	28,512
Net income	-	-	-	346,975	-	346,975

Balance, December 31, 2005 (As restated in Note 12)	17,756,339	$ 8,766	$ 3,543,156	$ (922,166)	$ -	$ 2,629,756

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec. 31, 2005 (As restated in Note 12)	Year ended Dec. 31, 2004 (As restated in Note 12)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 346,975	$ 427,657
Adjustments to reconcile net income to net cash provided by operating activities
- non-controlling interest share of losses (Note 3)	(68,588)	(83,746)
- dilution gain in Frequent Traveller.com (Note 3)	-	-
- non-cash cost of domain name sales	-	301,801
- gain on debt settlement	(149,519)	(12,010)
- depreciation	10,416	3,867
- accounts and advances receivable	(8,516)	17,525
- prepaid expenses	-	2,067
- accounts payable and accrued liabilities	495,858	138,061

CASH FROM OPERATING ACTIVITIES	626,626	795,222

CASH FLOWS FROM INVESTING ACTIVITIES
- purchase of available for sale securities	(214,558)	-
- purchases of computer equipment	(38,209)	(61,455)
	(252,767)	(61,455)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for share subscriptions	100,000	68,000
- issuance of common stock for warrants exercised	100,000	-
- issuance of common stock by Frequent Traveller.com	97,100	151,841
- repayment of loan	-	(300,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	297,100	(80,159)

EFFECT OF EXCHANGE RATE CHANGES	-	18,281

NET INCREASE IN CASH AND CASH EQUIVALENTS	670,959	671,889

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,064,928	393,039

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,735,887	$ 1,064,928

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

On October 1, 2003, the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services.  As at December 31, 2005, the Company owns 50.4% of the outstanding shares of FT.  (Refer to Note 3.)

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of intangible assets, stock based compensation, determination and disclosure of contingent assets and liabilities at the date of the financial statements and for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Principles of consolidation

The financial statements include the accounts of the Company, its 94% interest in its subsidiary DHI, and its 100% interest in its subsidiary Acadia, and its 50.4% interest in FT. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition

Revenue from the sale and lease of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly, revenues are recognized only as received.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured. In accordance with EITF 99-19, the Company records web advertising revenue net of service costs.

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

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

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

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		Year ended December 31, 2005	Year ended December 31, 2004
Net income	As reported	$ 346,975	$ 427,657
SFAS 123 compensation expense	Pro-forma	-	(13,924)
Net income	Pro-forma	$ 346,975	$ 413,733

Pro-forma basic and diluted net income per share	Pro-forma	$ 0.02	$ 0.03

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

The Company has also adopted the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25,” which provides guidance as to certain applications of APB 25.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Cash and cash equivalents

The company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

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

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 3 – NON-CONTROLLING INTEREST

By agreement dated October 1, 2003, the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to non-controlling interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in fiscal 2003. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $151,841. On November 16, 2004, FT declared a nine share for every one share stock dividend.

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

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – NON CONTROLLING INTEREST (cont’d)

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

NOTE 4 – CAPITAL STOCK

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

On July 24, 2002 the Company granted an officer 580,000 stock options at an exercise price of $0.10 per share. The options vest evenly over two years commencing July 24, 2002. No compensation expense was recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company’s common shares as at the date of the award. Upon the shares options becoming fully vested in July 2004 the officer exercised his option for $58,000, and accordingly, the Company issued 580,000 shares of restricted common stock.

For stock options granted to officers, directors and employees, the Company has provided pro-forma information regarding net income and earnings per share as if the Company had accounted for these stock options using the fair value method. The fair value of the options vested in the two years commencing July 24, 2002, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 205% and a weighted average expected life of the option of 2 years.

For purposes of the pro-forma disclosures, the estimated fair value of the options of $49,823 was amortized to expense over the vesting period which ended July 24, 2004.  The Company’s pro-forma information relating to the granting and vesting of stock options has been shown in Note 2.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 – CAPITAL STOCK (cont’d)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, consulting fees totalling $251,000 (2004 - $268,000) were incurred and paid to two officers of the Company.

On May 16, 2005, two of the officers each received 50,000 restricted common shares in lieu of bonuses payable of $20,000.

On June 22, 2005, 2,000,000 restricted common shares were issued to principals of Pacific Capital Markets Inc. (“PCM”) pursuant to the exercise of warrants.  The principals of PCM are closely related to an officer and director of the Company.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 – FINANCIAL INSTRUMENTS

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally not significant individually and are not collateralized. Management regularly monitors the financial condition of its customers to reduce the risk of loss.

Fair values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, have an approximate carrying value due to the short-term maturity of the instruments.  The fair value of perpetual royalties has not been recorded because they cannot be reasonably determined.  (Refer to Note 11)

NOTE 7 – INCOME TAXES

The Company’s subsidiaries, DHI and Acadia are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

As at December 31, 2005, the Company and its subsidiaries have net operating loss carryforwards of approximately $2,528,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2025 with the majority expiring by 2006.  The Company’s subsidiary DHI also has approximately $1,610,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The Company’s subsidiary Acadia also has approximately $1,800,000 in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and. accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 – INCOME TAXES (cont’d)

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	Year ended December 31, 2005 (As restated in Note 12)	Year ended December 31, 2004 (As restated in Note 12)

Income before income taxes	$ 346,975	$ 427,657
Combined corporate tax rate	35.6%	35.6%

Expected corporate tax expense	(123,523)	(152,246)
(Increase) decrease resulting from:
Subsidiary non-controlling interests and dilution gains	24,417	29,814
Non-deductible domain name cost of sales	-	(107,441)
Non-taxable portion of domain name sales	-	165,369
Non-deductible items and other	(10,665)	(11,808)
Exchange adjustment to foreign denominated future tax assets	58,918	140,113
Change in valuation allowance	50,853	(63,801)
Provision for income taxes	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31, 2005 (As restated in Note 12)	December 31, 2004 (As restated in Note 12)

Deferred income tax assets:
Operating losses available for future periods	$ 900,228	$ 1,614,822
Property and equipment in excess of net book value	553,786	530,842
Intangible assets in excess of net book value	640,797	-

	2,094,811	2,145,664
Deferred income tax liabilities	-	-

	2,094,811	2,145,664
Valuation allowance	(2,094,811)	(2,145,664)

Net deferred income tax assets	$ -	$ -

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004
Cash paid during the year for:
Interest	$ -	$ 10,384
Income taxes	$ -	$ -

Refer to Note 4(a).

On January 7, 2004, 50,000 shares were issued in settlement of $10,000 of DHI’s bonus payable. (Refer to Note 4.)

On May 16, 2005, 160,000 shares were issued in settlement of $76,800 of DHI’s bonus payable. (Refer to Note 4.)

NOTE 9 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2005 (As restated in Note 12)
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
		$	$	$
Revenue	975,011	4,166,343	626,709	5,768,063
Segment Profit	146,440	146,439	(164,011)	128,868

As at December 31, 2005		$	$	$
Total Assets	1,352,628	2,142,276	69,586	3,564,490
Intangible Assets	1,352,628	183,750	3,300	1,539,678

For the year ended December 31, 2004 (As restated in Note 12)
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
		$	$	$
Revenue	1,553,556	1,714,817	247,078	3,515,451
Segment Profit	573,076	(15,122)	(226,053)	331,901

As at December 31, 2004		$	$	$
Total Assets	1,315,128	1,258,697	31,339	2,605,164
Intangible Assets	1,315,128	183,750	3,300	1,502,178

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the years ended December 31,	2005 (As restated in Note 12)	2004 (As restated in Note 12)
	$	$
Segment Profit	128,868	331,901
Gain on Debt Settlement	149,519	12,010
Non-Controlling Interest	68,588	83,746
Dilution Gain in FrequentTraveller.com	-	-
Net Income	346,975	427,657

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

NOTE 11 – DOMAIN NAME SALES

On July 3, 2003, DHI entered into agreements to sell automobile.com, body.com, exercise.com and makeup.com to Manhattan Assets Corp. for a total sales price of $1,000,000.  In September 2004, pursuant to an amendment between the parties to the July 3, 2003 agreement of sale, DHI agreed to substitute call.com in place of body.com. Manhattan Assets has paid $1,000,000 to DHI under the terms of the contract and the Company has paid to a principal of Pacific Capital Markets Inc. $100,000 in commissions on the $1,000,000 (refer to Note 5).

DHI retains a perpetual royalty right to each of the above noted domain names sold commencing on the fourth month after each sale. The royalty is calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500, commencing January 2005. No value was recorded for the perpetual royalty upon sale or transfer of a domain name right as future royalty amounts are not readily determinable and collectability is not reasonably assured.  DHI has waived the royalty receivable from Manhattan Assets (“MA”) until January 2006 while awaiting the development of the websites.

NOTE 12 - RESTATEMENT

Subsequent to the issuance of the Company’s financial statements, the Company’s Board of Directors, upon recommendation of management, concluded that the previously issued consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 should not be relied upon because of accounting errors contained therein.

The restated consolidated financial statement and related disclosure will reflect the following:

1.

Management revised the estimated fair value of the FT shares issued to contractors, employees, officers and a director in exchange for services during 2004 based on values established in arm’s-length transactions with unrelated parties.

2.

Accounting for dilution gains in subsidiary:  during 2004 and 2005, the Company had recorded dilution gains resulting from the sale of treasury shares by its subsidiary, FT,  Pursuant to Staff Accounting Bulletin Topic, these dilution gains in the Company’s subsidiary, FT, although calculated correctly, should not have been recorded in net income for the periods, but should have been recorded as additional paid in capital.

	Amount Previously Reported for the Year Ended December 31, 2004	Adjustments	As Adjusted for the Year Ended December 31, 2004
Deficit, Opening	(1,696,798)		(1,696,798)
Net Income	498,097	(70,440)	427,657
Deficit, Closing	(1,198,701)	(70,440)	(1,269,141)

Additional Paid-In Capital	3,133,886	68,893	3,202,779
Other Assets	1,462,913	(1,547)	1,461,366

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 12 – RESTATEMENT (Cont’d)

	Amount Previously Reported for the Year Ended December 31, 2005	Adjustments	As Adjusted for the Year Ended December 31, 2005
Deficit, Opening	(1,198,701)	(70,440)	(1,269,141)
Net Income	373,940	(26,965)	346,975
Deficit, Closing	(824,761)	(97,405)	(922,166)

Additional Paid-In Capital	3,445,751	97,405	3,543,156

NOTE 13 – SUBSEQUENT EVENTS

On March 21, 2006, pursuant to an agreement dated March 21, 2001, DHI sold Vancouver.com for CAD $150,000. The domain has a cost of $65,900, and the transaction will be recorded in the first quarter of 2006.

The royalty receivable from MA, as discussed in Note 11 above, has been accrued in 2006 at $2,500 per month.