Form 10KSB
period 2006-12-31
COMMUNICATE COM INC
filed 2007-04-02
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________December 31, 2006___

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number _____________000-29929______

COMMUNICATE.COM INC
(Name of Small Business Issuer in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 – 1100 Melville Street, Vancouver, British Columbia	V6E 4A6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (604) 697-0136

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 2 of 31

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes         [ X ]  No

State issuer’s revenues for its most recent fiscal year.

$8,434,468

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $17,805,829 as of March 27, 2007  {$1.09 x 16,335,623}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 27, 2007
Common Stock - $0.001 par value	17,836,339

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

click here for printer-friendly PDF version

Communicate.com Inc.	Form 10-KSB - 2005	Page 3 of 31

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2006, including the discussion of the business of Communicate.com Inc. (“Communicate”, “CMNN” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Communicate, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Communicate’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include but not limited to statements regarding (1) expectation that revenue will increase during fiscal 2007; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2007 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate’s filings with the Securities and Exchange Commission.  The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 4 of 31

PART I

Item 1.

Description of Business.

General

Communicate was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”.  Communicate changed its name on August 21, 2000 to “Communicate.com Inc.” Communicate has an authorized capital of 50,000,000 shares of common stock with 17,836,339 shares currently issued and outstanding.

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

Communicate’s principal operating subsidiary, Domain Holdings Inc., an Alberta corporation was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”. DHI changed its name on April 14, 1999 to Communicate.com Inc. and, on April 5, 2002, changed its name to Domain Holdings Inc. DHI has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 21,391,580 (94.9%) of which are held by Communicate. On December 31, 2005, DHI reorganized by transferring certain domain name assets into its 100% owned subsidiary Acadia Management Corp. (“Acadia”), a British Columbia company incorporated on December 1, 2005. On December 31, 2006, DHI transferred Importers.com into its 100% owned subsidiary 0778229 B.C. Ltd. (“Importers.com”), a British Columbia company incorporated on December 27, 2006.

FrequentTraveller.com Inc. On October 1, 2003, Communicate acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT” or “FT.com”), a private Nevada corporation incorporated on October 29, 2002. As of December 31, 2006, Communicate owned a 50.4% interest in FT. FT provides travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by Communicate.com, namely Indonesia.com, Malaysia.com and Brazil.com. FT commenced limited operations in November 2003. Currently, FT has an authorized capital of 200,000,000 shares of common stock with 15,878,690 shares issued and outstanding, 8,000,000 (50.4%) of which are held by Communicate.

Domain Holdings Inc., Acadia Management Corp., 0778229 B.C. Ltd. and FrequentTraveller.com Inc. (the “Subsidiaries”) together are the subsidiaries of Communicate.

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

Business of Communicate and the Subsidiaries

Communicate’s sole business currently is that of managing the business of the Subsidiaries.  DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures and in online product sales, and FT is in the business of selling travel services.

Online Business Network.  Communicate, through its subsidiaries, holds title to a portfolio of intuitive, generic domains in a variety of categories, including Health & Beauty (such as Cologne.com and Perfume.com) and Sports & Recreation (such as Karate.com and Boxing.com). Communicate seeks opportunities to use these rights to develop, by itself and through alliances with other entities, a network of online businesses which can, among other things, facilitate the retail ordering of goods and services.  Communicate believes that operating businesses in the network can share a common platform and infrastructure, which holds the possibility of creating a scalable, adaptable and efficient way for online retailers and other business to add branding and e-commerce channels to their online strategy, while also capitalizing on the generic domain names’ ability to intuitively attract customers. Communicate also believes it may be able to create economies of scale which will allow strategic partners to participate in e-commerce faster and more cost effectively.  Communicate’s business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising, trading of domain names and most

Communicate.com Inc.	Form 10-KSB - 2005	Page 5 of 31

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

Sale and Lease of Domain Names.  Communicate recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names.  Communicate has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions and, at the end of fiscal 2001, Communicate and its Subsidiary DHI entered into a purchase and sales agreement to sell all the domain name assets of DHI for US$1.5 million, subject to approval from the shareholders of Communicate and the minority shareholders of DHI. Prior to obtaining approval from the shareholders of Communicate, on February 27, 2002 the purchaser withdrew its offer to purchase and Communicate and DHI mutually agreed to release the purchaser from its obligation and to return the funds held in escrow. Communicate has determined that the value of the domain name assets is substantially higher than the offer received based on market information and subsequent negotiations with other potential purchasers and further believes that by selling the domain names individually rather than as a portfolio Communicate will maximize the revenue potential of these assets. However, the carrying value of the assets was reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142 on January 1, 2002 (See Item 6 – Management’s Discussion and Analysis – Results of Operation). In 2003, Communicate agreed to sell four domain names (automobile.com, exercise.com, makeup.com, and body.com which was subsequently substituted with call.com) to Manhatten Assets, Inc. for $1 million in order to improve working capital.  The entire $1 million was received by 2004. Communicate believes that these sales validate the inherent value of Communicate’s domain portfolio. In 2005, there was no sale of domain name assets; and in 2006, Vancouver.com and Wrestling.com were sold.  Communicate has continued to receive offers to purchase its individual and portfolio of domain names. While Communicate is not actively marketing the sale of its domain name assets, Communicate will continue to evaluate any offers received.

Communicate is also actively seeking opportunities to lease its domain names to companies who want to benefit from the availability of advertising and internet traffic that is generated by generic domain names.

Advertising Revenues.  Communicate entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which Communicate is paid a fee for referrals to sites with connections to Overture. Subsequent growth in Internet advertising has reaped rewards for Communicate. In 2006, referral advertising revenue accounts for 67% (87% in 2005) of all advertising revenue generated by Communicate (See Item 1 – Risk Factors – Risk Associated with Communicate). Potential domain name sales are now evaluated against potential foregone advertising revenue. As indicated in its previous annual filing, Communicate planned to become less dependent on advertising revenue and focus growing its eCommerce revenue. Communicate believes such a strategy enhances its long-term position by increasing its customer base and by becoming less dependent on third party advertisers for its revenue growth. Communicate believes it has executed this strategy according to plan during the year as eCommerce revenue is now a significant portion of total revenue. While Communicate has been working to increase its internet advertising revenue, including monetizing its international Internet traffic, its internet advertising revenue has declined during the year as advertiser’s rates have declined.

Travel Sales.  Communicate, through its Subsidiary FT, began selling travel services to travelers visiting the geographic regions that are encompassed by Communicate’s domain names.  FT’s business plan is to generate revenues on products sold for third parties and inventory purchased on account from tour operators and hotel establishments.

FT’s travel sites were launched late in 2003 and have conducted limited business in 2006 as FT continued to develop its product mix, identify travel partners and suppliers for the region, hire and train travel staff, and develop its administrative and reporting system. FT has not yet become profitable as it is being developed and is expected to continue to operate at a loss in

Communicate.com Inc.	Form 10-KSB - 2005	Page 6 of 31

2007.  Amidst its development efforts, FT faced events that were particular to the region and outside its control, such as the recurrences of SARS and avian flu, terror threats and the Tsunami disaster.  However, despite the challenges, Communicate believes the market is lucrative enough to justify expending further resources to develop the business model in 2007.  Communicate expects to maintain or increase FT’s revenue in 2007; however, Communicate is unable to forecast with any certainty as the business is dependent on many factors, such as political events, travel safety and the economy, and may continue to require business remodeling.

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 7 of 31

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 8 of 31

4.

New Products and Services

Communicate seeks to develop a portfolio of operating business either by itself or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. Communicate has not, however, identified specific business opportunities and there can be no assurance that it will do so.

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

7.

Since Communicate’s success depends upon the efforts of David Jeffs and Cameron Pan, key members of its management, Communicate’s failure to retain David Jeffs and Cameron Pan will negatively affect Communicate’s business.

Communicate and its Subsidiaries have thirteen full-time employees and nine consultants .. The Subsidiaries, from time to time, engage computer programmers and website designers on a temporary basis as needed. Communicate believes that adequate personnel may be engaged on this basis to meet its currently anticipated needs. While full-time employees primarily work out of Communicate’s Canadian office in Vancouver, the consultants are independent contractors and work from their respective offices and commute as required.

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 9 of 31

upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Communicate’s Common Stock, which could severely limit their market price and liquidity of its Common Stock.  This could prevent you from reselling your shares and may cause the price of the Common Stock to decline.  See “Penny Stock rules” in Part II Item 5(e) for more details.

Item 2.

Description of Property.

Communicate’s assets consist of a portfolio of  “generic” domain names including “Perfume.com”, “Body.com”, “Boxing.com”, “Karate.com”, “Cricket.com”, “Leisure.com”, “Brazil.com”, “Malaysia.com”, “Indonesia.com”, “Vietnam.com”, “Call.com”, “Number.com”, “Mouse.com” and other such domain names.

Communicate and its Subsidiaries operate from their principal office at 600 – 1100 Melville Street, Vancouver, British Columbia, Canada. Communicate’s telephone number is (604) 697-0136. Communicate rents the office space on a quarterly basis and has a flexible arrangement with its landlord to take up space when and if required. Communicate is currently reviewing its office space requirement and may relocate later in the year as its landlord’s head-lease is expiring. Communicate expects to find suitable space for its business near its current location by the third quarter of 2007.

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

High & Low Bids
Period ended	High	Low	Source
27 March 2007	$1.48	$0.90	OTC Bulletin Board
31 December 2006	$1.44	$0.90	OTC Bulletin Board
30 September 2006	$1.05	$0.65	OTC Bulletin Board
30 June 2006	$1.30	$0.78	OTC Bulletin Board
31 March 2006	$1.44	$1.12	OTC Bulletin Board
31 December 2005	$1.45	$0.94	OTC Bulletin Board
30 September 2005	$1.45	$0.75	OTC Bulletin Board
30 June 2005	$1.35	$0.52	OTC Bulletin Board
31 March 2005	$0.63	$0.43	OTC Bulletin Board

Communicate.com Inc.	Form 10-KSB - 2005	Page 10 of 31

(b)

Holders of Record

Communicate has approximately 250 registered holders of common stock.

(c)

Dividends

Communicate declared no dividends on its common stock in fiscal 2006. Communicate has no current plans to declare or pay any dividend on its common stock.

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

On August 15, 2006, Communicate issued 80,000 restricted shares of common stock to staff in settlement of certain bonuses earned in 2006. Communicate relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 11 of 31

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 12 of 31

Selected Financial Data

The following selected financial data was derived from Communicate’s audited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

For the Years Ended	December 31, 2006	December 31, 2005
STATEMENTS OF OPERATIONS DATA
Domain Name Advertising and Leasing	$ 312,792	$ 975,011
Domain Name Sales	623,800	--
eCommerce Sales	7,476,203	4,793,052
Royalties	21,673	--
	------------------	------------------
Total Revenues	$ 8,434,468	$ 5,768,063
	------------------	------------------
Cost of Domain Name Sales	$ 191,012	--
eCommerce Direct Costs	6,155,568	3,896,654
	------------------	------------------
Total Cost of Revenues	$ 6,346,580	$ 3,896,654
	------------------	------------------
Gross Profit	$ 2,087,888	$ 1,871,409
	------------------	------------------
Marketing	($ 339,505)	($ 391,545)
General and Administrative	(459,606)	(338,675)
Management Fees and Employee Salaries	(1,069,157)	(905,839)
Professional and Consulting Fees	(90,504)	(96,066)
Depreciation	(15,277)	(10,416)
	------------------	------------------
Total Expenses	($ 1,974,049)	($ 1,742,541)
	------------------	------------------
Operating Income (Loss)	$ 113,839	$ 128,868
Royalty Settlement	250,000	--
Gain on Debt Settlement	--	149,519
Interest Income	48,301	--
Non-Controlling Interest Share of Loss	2,297	68,588
	------------------	------------------
Net Income for the Year	$ 414,437	$ 346,975
	==========	==========
Basic Earnings per Share	$ 0.02	$ 0.02
	==========	==========

Weighted Average Number of Shares Outstanding	17,786,339	16,687,748

Communicate.com Inc.	Form 10-KSB - 2005	Page 13 of 31

For the Years Ended	December 31, 2006	December 31, 2005
BALANCE SHEET DATA
Current Assets	$ 2,388,458	$ 1,952,172
Restricted Cash	20,000	20,000
Property and Equipment	45,032	52,640
Intangible Assets	1,645,061	1,539,678
	------------------	------------------
Total Assets	$ 4,098,551	$ 3,564,490
	==========	==========
Accounts Payable and Accrued Liabilities	$ 991,855	$ 934,734
	------------------	------------------
Total Liabilities	$ 991,855	$ 934,734
	------------------	------------------
Common Stock	$ 8,846	$ 8,766
Additional Paid in Capital	3,605,579	3,543,156
Accumulated Deficit	(507,729)	(922,166)
	------------------	------------------
Total Stockholders’ Equity	$ 3,106,696	$ 2,629,756
	------------------	------------------
Total Liabilities and Stockholders’ Equity	$ 4,098,551	$ 3,564,490
	==========	==========

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

REVENUES

Domain Name Sales – During the year ended December 31, 2006, Communicate.com sold Vancouver.com and Wrestling.com for $623,800. Vancouver.com was sold pursuant to a lease-to-purchase agreement entered into in 2001; while Wrestling.com was sold pursuant to a plan of divesting certain sports domain names. Communicate continues to evaluate expression of interest from domain name buyers but currently has no plan to sell any specific domain names or group of domain names. Communicate believes its portfolio of domain names will continue to appreciate in value over time.

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

Web Advertising and Leasing – During the year ended December 31, 2006, Communicate generated advertising and leasing revenue of $312,792 which represented a decrease of $662,219 or 67.9% from 2005. Of the advertising and leasing revenue, Overture accounted for 67% (2005 - 87%) of the revenue. While management acknowledges the risk of concentration of revenue with one customer, management believes Overture, wholly owned by Yahoo Inc., is a suitable business partner for generating advertising revenue. However, if a change becomes necessary, management has identified other potential advertising partners. Management will continue to evaluate other opportunities for domain names and will act accordingly should better opportunities arise. The significant decline in advertising revenue had been predicted early in 2006. As projected in last year’s filing advertising and leasing revenue came in at slightly above the $300,000 mark. The decline reflected the change in methodology by which Internet search engines redirected traffic and the resulting decline in Communicate’s network volume. For 2007, Management sees no significant improvement to 2006 results and expects to see similar performance for the year.

Communicate.com Inc.	Form 10-KSB - 2005	Page 14 of 31

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

eCommerce Sales – During the year ended December 31, 2006, Communciate generated eCommerce sales of $7,476,203 representing an increase of $2,683,151 or 56% over 2005 sales. Fragrance sales accounted for $6,885,225 or an increase of 74.6% from 2005. Management believes Perfume.com has become a well-recognized and trusted brand on the Internet. Having reliably served almost 200,000 customers during the past four years and having a broad offering of products at reasonable prices are a couple of factors that explain the sales growth. While Management is satisfied with fragrance sales growth, the gross profit margin, which is calculated net of product and shipping costs, has come below the expected 20% margin. Management has calculated the gross profit margin at 18.3% (2005 - 19.5%). Management has planned to make improvement to its gross profit margin by raising its selling price which is still comfortably below its competitors and by negotiating with its suppliers for better product prices. In 2007, Management calculation shows gross profit margin has increased above the 20% target. While Management plans to maintain a higher profit margin, there is no certainty that such result can be maintained throughout the year.

In the first quarter of 2006, management soft launched body.com as a website to sell health, beauty, nutrition and fitness products. The scope of Body.com’s product offering would be broader than Perfume.com. Management intended Body.com to have more of a community portal characteristic where members could revisit to socialize and interact and, hopefully, make additional purchases. However, after several months of testing, Management was disappointed with the results from the portal. Sales came primarily from fragrance products as customers did not gravitate to the other product offerings. In the meanwhile, the success of Perfume.com necessitated Management to focus its attention away to focus on fragrance sales during the important holiday season. For 2007, Management is considering other concepts for Body.com and may place Body.com back into its advertising network.

The sports product business had sales of $24,235 or a decrease of 89% from 2005. Following the end of 2005 and into 2006 when Management had curtailed sales in the sports product business Management had not focused on re-establishing the sports product business. Reliable suppliers that can fulfil online orders while generating satisfactory profit margin have been difficult to find. For 2007, Management will attempt to find the right suppliers and re-launch the business. If in the end the search proves fruitless, then Management may place Karate.com back into its advertising network.

	2006		2005		2004
Type	$	Margin	$	Margin	$	Margin
Fragrances	6,885,225	18.3%	3,942,324	19.5%	1,657,993	21.7%
Sports	24,235	(19.6%)	224,019	20.9%	56,824	16.6%
Travel	566,743	11.8%	626,709	11.4%	247,078	16.8%
Total	7,476,203		4,793,052		4,793,052

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 15 of 31

effect of the spike in fragrance product sales was that management decided to curtail the sports product sales during the fourth quarter of 2005 as insufficient staff was on hand to handle the increase in volume in business. Management intends to spend its advertising budget more evenly throughout the year to lessen the effect of seasonality. As for the sports product business, although there is potential for growth in this sector, Management has determined that further growth for Communicate will be highly dependent whether more dependable suppliers can be sourced.

Travel

Travel sales continue to be difficult to forecast as events both naturally occurring and man-made continue to arise in the Southeast Asia region encompassed by Communicate’s subsidiary’s travel websites – Vietnam.com, Malaysia.com and Indonesia.com. Management believes FT’s travel sales results were under planned revenue of $150,000 per month or $450,000 per quarter primarily because of a reduction in travel to Southeast Asia as a result of the recent Tsunami and earthquake activity and secondarily because of a low lead to conversion ratio.  During the year ended December 31, 2006, FT generated revenues of $566,743, a decrease of $59,966 or 9.6% from 2005, and net loss of $207,463.

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

MARKETING EXPENSE. During the year ended December 31, 2006, Communicate spent $339,505 on marketing expenses, a decrease of $52,040 or 13.3% from 2005. As a percentage of eCommerce sales, marketing expenses represented 4.5% of sales. While Management had room to spend more on marketing in the fourth quarter of 2006, Management could not find a satisfactory return on investment to justify an increase in spending as advertiser’s rates escalated in the fourth quarter. Management believed it was prudent to maintain a decent measure of profitability in view of the fact that eCommerce sales had increased by 56% in 2006. For 2007, Management intends to expend its full budget for marketing with the hope of gaining more customers and revenue. For example, in the first quarter of 2007, Management has committed to shooting a TV segment on the Women’s Network highlighting its online perfume business which would be shown no less than twenty times to a broad audience. Also, Management is evaluating the merits of working other online marketing agencies to increase its marketing efforts. Management recognizes that in the short term profitability may be eroded but believes in the long term perfume.com as a brand would become widely accepted.

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

GENERAL AND ADMINISTRATIVE EXPENSES. During the year ended December 31, 2006, Communicate’s general and administrative expenses were $459,606, an increase of 35.7% from 2005. The increase primarily reflects the rise in merchant account processing fees which results from the increase in eCommerce sales volume. Generally speaking, Management has been diligent in maintaining or trimming costs following its guideline of keeping costs below 10% (2006 actual – 5.4%) of total revenue. For 2007, Management expects to continue to follow its own guideline. While Communicate is expected to relocate in 2006, Management expects any resulting increase in rent will not be significant.

Communicate.com Inc.	Form 10-KSB - 2005	Page 16 of 31

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

MANAGEMENT FEES AND EMPLOYEE SALARIES. During the year ended December 31, 2006, Communicate’s management fees and employee salaries were $1,069,157, an increase of $166,318 or 18.0% from 2005. Executive compensation of $374,475 accounted for 35% of the cost and consisted of base consulting fees to its two senior officers and bonuses for 2005 and 2006 corporate performance and profitability measures. Excluding executive compensation, employee salaries increased by 6% as the effect of salaries and wages increases was greater than a number of staff attrition as Management relied more heavily on outsourcing certain technology and marketing functions. Management expects to utilize outsourcing to maintain flexibility in managing fixed overhead and will evaluate its decision at the end of 2007.

During the year ended December 31, 2005, Communicate’s management fees and employee salaries were $905,839, an increase of $195,123 or 27.5% from 2004. While executive compensation of $ 251,000 remained relatively unchanged from 2004, staff salaries for Communicate accounted for most of the increase as 1) the number of employees increased slightly from 2004; 2) increases in salaries were necessary to remain competitive with the job market; 3) staff salaries were denominated primarily in the Canadian dollar which continued to increase through 2005 by about 6.9%.

PROFESSIONAL FEES. During the year ended December 31, 2006, Communicate’s professional fees, consisting of legal and accounting costs were $90,504, a decrease of $5,562 or 5.8% from 2005. Management expects theses expenses will continue to move higher as cost of financial compliance continues to increase and as its subsidiary continues to incur professional fees in filing its SB-2. Management will closely monitor these costs as it has in the past.

During the year ended December 31, 2005, Communicate’s professional fees, consisting of legal and accounting costs were $96,066, an increase of $60,348 or 169% from 2004. The increases are due to Communicate’s business volume increase and to the SB-2 filings costs associated with its travel business.

GAIN ON DEBT SETTLEMENT. During the year ended December 31, 2006, Communicate did not record any gain on debt settlement.

During the year ended December 31, 2005, Communicate recorded a gain of $149,519 as a result of writing off a number of pre-2001 accounts payable.

ROYALTY SETTLEMENT. During the year ended December 31, 2006, Communicate negotiated and settled with Manhattan Assets Corp. to terminate certain perpetual royalty rights arising from revenue generated by domain names previously purchased by Manhattan Assets Corp. from Communicate. In exchange for an end to receiving royalty payments which were uncertain and perhaps difficult to collect, Communicate agreed to accept the return of Call.com free and clear of any and all encumbrances. Management believed this was the best course of action for Communicate. In valuing the transaction at $250,000, Management determined the fair value based on the original cash purchase price paid by Manhattan Assets Corp. as opposed to calculating a present value based on uncertain royalty payments which may be difficult to collect. Furthermore, Manhattan Assets Corp. is a private company, which at the time of the settlement had a director related to an officer and director of the Company

NON-CONTROLLING INTEREST SHARE OF LOSS IN SUBSIDIARY. During the year ended December 31, 2006, Communicate recorded a non-controlling interest share of loss in FT of $2,297. Management expects FT will continue to lose money in 2006 and is working to raise additional financing for the venture.

During the year ended December 31, 2005, Communicate recorded a non-controlling interest share of loss in FT of $68,588 (2004 - $83,746), a decrease of $15,158 or 18.1% from 2004.

Communicate.com Inc.	Form 10-KSB - 2005	Page 17 of 31

Liquidity and Capital Resources

At December 31, 2006, Communicate had working capital of $1,396,603, an increase of $379,165 or 37.3% from 2005. During the year ended December 31, 2006, Communicate generated net income of $414,437, an increase of $67,462 or 19.4% from 2005. Cash from operating activies generated $470,871 primarily from the sales of two domain names, while cash from investing activities used $101,418. Overall, Communicate’s cash and cash equivalent balance has increased by $369,453 to $2,105,340.

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

While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements. For 2007, Management expects to expend some of its cash into marketing. While Management hopes its effort will translate into higher revenue growth, there is no certainty that the profit margin generated would be sufficient to offset the marketing expenditure and may result in net cash outflow for 2007.

Communicate believes it has the necessary cash requirements for the next 12 months without having to raise additional funds. However, Communicate may seek to explore other business opportunities, including the building or the purchasing of a small size distribution center/warehouse in the United States to enhance its fragrance fulfilment capability, which may require additional cash beyond what is available. Communicate expects to seek any such additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, Communicate may not be able enter into arrangements with its lenders or raise required funds from financings. If Communicate is unable to raise adequate funds for operations from the implementation of its business plan, or through debt or equity financing, Communicate may approach its current shareholders for loans to cover such outlays.

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

Item 7.

Financial Statements

See audited financial statements for the period ended December 31, 2006 and 2005 attached as an Exhibit to this Form 10-KSB.

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 18 of 31

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

Item 8B.  Other Information

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Communicate.com Inc.	Form 10-KSB - 2005	Page 19 of 31

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

Communicate’s executive officers and directors are identified below.

Office
Names	Communicate	The Subsidiaries
David M Jeffs (Appointed July 23, 2002.)	Director, Chief Executive Officer and President	Director of both DHI and FT President of DHI
J Cameron Pan (Appointed August 1, 2002)	Chief Financial Officer and Corporate Secretary	Chief Financial Officer and Corporate Secretary

David Jeffs ●  Mr. David Jeffs (37) was a consultant to Domain Holdings Inc. from November 2000 and was responsible for revenue generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the President and Director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs is an under graduate of University of British Columbia majoring in Economics.

Cameron Pan ●  Mr. Pan (44) has worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the CFO for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor’s degrees in accounting and finance.

(b)

Identify Significant Employees

Communicate does not have any significant employees.  However, Communicate has retained the following independent consultants that management believes each make a significant contribution to Communicate’s business operations.

David Jeffs – Chief Executive Officer

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 20 of 31

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

(g)

Identification of Audit Committee

Communicate does not have a separately-designated standing audit committee. Rather, Communicate’s audit committee is comprised of all of its directors and officers.  David Jeffs and Cameron Pan are the only members of Communicate’s audit committee, neither of who meet the independent requirements for an audit committee member.  Communicate’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  Communicate has adopted an audit committee charter.  See Exhibit 99.2 – Audit Committee Charter for more information.

(h)

Disclosure Committee and Charter

Communicate has a disclosure committee and disclosure committee charter.  Communicate’s disclosure committee is comprised of all of its officers and directors.  The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Communicate and the accuracy, completeness and timeliness of Communicate’s financial reports.    See Exhibit 99.3 – Disclosure Committee Charter for more information.

(i)

Code of Ethics

Communicate has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of Communicate’s adopted code of ethics is attached to this annual report.  See Exhibit 14.1 – Code of Ethics for more information.  Also, Communicate’s code of ethics has been posted on its website at www.cmnn.com.  Communicate undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Adam Rabiner at 604-648-0536 to request a copy of Communicate’s code of ethics. Management believes Communicate’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Communicate.com Inc.	Form 10-KSB - 2005	Page 21 of 31

Item 10.  Executive Compensation.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary (1) ($) (c)	Bonus (1) ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
David Jeffs CEO July 2002 - present	2004 2005 2006	96,000 102,000 118,175	18,000 23,500 69,063	none none none	none none none	none none none	none none none	none none none	114,000 125,500 187,238
Cameron Pan CFO Aug 2000 – Feb 2002 July 2002 - present	2004 2005 2006	96,000 102,000 118,175	18,000 23,500 69,062	none none none	none none none	none none none	none none none	none none none	114,000 125,500 187,237

(1)  Paid by DHI.

As at the end of 2006, there were no significant balances owing to Mr. David Jeffs and Mr. Cameron Pan by the Company.

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

For 2007, the Company is considering issuing compensation in the form of options or other equity incentives to its key personnel.

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

Based solely on reports filed with the Securities and Exchange Commission, the Company is aware of the following persons who hold 5% or more of the equity securities of the Company.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Susan Jeffs Third Floor Kensington High Street London, United Kingdom W14 8NS	1,500,000	8.4%
Common Stock	Klaus Schymke c/o Vierzehn Nothelfer Strasse 46, 55124, Mainz, Germany	953,500	5.3%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[3] Based on 17,836,339 shares of Common Stock issued and outstanding as of March 27, 2007.

Communicate.com Inc.	Form 10-KSB - 2005	Page 22 of 31

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	David Jeffs 600 – 1100 Melville Street Vancouver, BC V6E 4A6	779,900	4.4%
Common Stock	Cameron Pan 600 – 1100 Melville Street Vancouver, BC V6E 4A6	720,816	4.0%
Common Stock	Directors and Executive Officers as a group	1,500,716	8.4%

 [1] Based on 17,836,339 shares of common stock issued and outstanding as of March 27, 2007.

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

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2006 for the period October 10, 1995 (inception) to December 31, 2006.	Included
3.1	Articles of Incorporation filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.2	Bylaws filed as an exhibit to Communicate’s Form 10-SB filed on June 5, 2000.	Filed
3.3	Certificate of Amendment to Articles of Incorporation filed as an exhibit to Communicate’s Form 10-KSB filed on April 12, 2001	Filed
10.1	Purchase Agreement, dated November 8, 2000, between Communicate.com Inc. and Brian Liew filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
10.2	Loan and Security Agreement between Pacific Capital Markets Inc. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on June 30, 2000.	Filed
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

Filed

Communicate.com Inc.	Form 10-KSB - 2005	Page 23 of 31

10.6	Option Agreement dated October 10, 2001, between Siden Investments Ltd. and Communicate.com Inc. filed as an exhibit to Communicate’s Form 10-QSB filed on November 14, 2003.	Filed
14.1	Code of Ethics filed as an exhibit to Communicate’s Form 10-KSB filed on March 31, 2003	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.2	Audit Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004	Filed
99.3	Disclosure Committee Charter filed as an exhibit to Communicate’s Form 10-KSB filed on March 30, 2004	Filed

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

2005 - $32,471 – Dale Matheson Carr-Hilton LaBonte
2006 - $59,000 – Dale Matheson Carr-Hilton LaBonte

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $2,193 – Dale Matheson Carr-Hilton LaBonte
2006 - $5,000 – Dale Matheson Carr-Hilton LaBonte

(3)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2005 - $ nil - Dale Matheson Carr-Hilton LaBonte
2006 - $ nil – Dale Matheson Carr-Hilton LaBonte

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

Communicate.com Inc.	Form 10-KSB - 2005	Page 24 of 31

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

COMMUNICATE.COM INC.

/s/ David Jeffs

By:  ___________________________

Name:

David Jeffs

Title:

Director and CEO

Dated:

March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Jeffs	President, Principal Executive Officer, and sole member of the Board of Directors	March 28, 2007
/s/ Cameron Pan	Corporate Secretary, Treasurer and Chief Financial Officer	March 28, 2007

Communicate.com Inc.	Form 10-KSB - 2005	Page 25 of 31

__________________________________________

Exhibit 31

_________________________________________

Communicate.com Inc.	Form 10-KSB - 2005	Page 26 of 31

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

Date: March 28, 2007

   /s/ David Jeffs

David Jeffs
Chief Executive Officer

Communicate.com Inc.	Form 10-KSB - 2005	Page 27 of 31

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

Date: March 28, 2007

  /s/ Cameron Pan

Cameron Pan
Chief Financial Officer

Communicate.com Inc.	Form 10-KSB - 2005	Page 28 of 31

_________________________________________

Exhibit 32

_________________________________________

Communicate.com Inc.	Form 10-KSB - 2005	Page 29 of 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Jeffs, President and Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ David Jeffs
David Jeffs
Chief Executive Officer
March 28, 2007

Communicate.com Inc.	Form 10-KSB - 2005	Page 30 of 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Communicate.com Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

   /s/ Cameron Pan
Cameron Pan
Chief Financial Officer
March 28, 2007

Communicate.com Inc.	Form 10-KSB - 2005	Page 31 of 31

__________________________________________

Exhibit A

__________________________________________

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Communicate.com Inc.

We have audited the consolidated balance sheets of Communicate.com Inc. as at December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 13, subsequent to the issuance of the Company’s 2005 consolidated financial statements and our initial report dated March 24, 2006, management discovered facts that existed at the date of our report, related certain equity transactions, which resulted in a restatement of certain information in the consolidated financial statements.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 6, 2007

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
		(As Restated in Note 13)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,105,340	$ 1,735,887
Available for sale securities	261,912	214,558
Accounts receivable	21,206	1,727

	2,388,458	1,952,172

RESTRICTED CASH	20,000	20,000
EQUIPMENT, net of accumulated depreciation of $15,277 (2005 - $11,963)	45,032	52,640
INTANGIBLE ASSETS (Note 2)	1,645,061	1,539,678

	$ 4,098,551	$ 3,564,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 991,855	$ 934,734

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,836,339 common shares (December 31, 2005 – 17,756,339)	8,846	8,766
Additional paid-in capital	3,605,579	3,543,156
Accumulated deficit	(507,729)	(922,166)

	3,106,696	2,629,756

	$ 4,098,551	$ 3,564,490

CONTINGENCY (NOTE 10)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005
		(As Restated in Note 13)
SALES
eCommerce	$ 7,476,203	$ 4,793,052
Domain names	623,800	-
Domain name leasing and advertising	312,792	975,011
Royalties	21,673	-
Total sales	8,434,468	5,768,063
COST OF SALES
eCommerce	6,155,568	3,896,654
Domain names	191,012	-
Total cost of sales	6,346,580	3,896,654

GROSS PROFIT	2,087,888	1,871,409

EXPENSES
Depreciation	15,277	10,416
General and administrative	550,110	434,741
Management fees and employee salaries	1,069,157	905,839
Marketing	339,505	391,545
	1,974,049	1,742,541

INCOME BEFORE OTHER ITEMS	113,839	128,868

ROYALTY SETTLEMENT (Note 11)	250,000	-
INTEREST INCOME	48,301	-
GAIN ON DEBT SETTLEMENT	-	149,519
NON-CONTROLLING INTEREST SHARE OF LOSS IN FREQUENT TRAVELER.COM (Note 3)	2,297	68,588

NET INCOME	$ 414,437	$ 346,975

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.02	$ 0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	17,786,339	16,687,748

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount

Balance, December 31, 2004	15,321,339	$ 6,331	$ 3,202,779	$ (1,269,141)	$ 1,939,969
Issuance of 275,000 common shares at $0.50 per share for the acquisition of domain names	275,000	275	137,225	-	137,500
Issuance of 2,000,000 common shares at $0.05 per share for the exercise of warrants	2,000,000	2,000	98,000	-	100,000
Issuance of 160,000 common shares at $0.48 per share in lieu of accrued bonuses to employees	160,000	160	76,640	-	76,800
Gain resulting from shares issued by subsidiary	-	-	28,512	-	28,512
Net income (As Restated in Note 13)	-	-	-	346,975	346,975

Balance, December 31, 2005(As Restated in Note 13)	17,756,339	8,766	3,543,156	(922,166)	2,629,756
Issuance of 80,000 common shares at $0.81 per share in lieu of accrued bonuses to officers	80,000	80	64,720	-	64,800
Non-controlling interest share in FrequentTraveller.com	-	-	(2,297)	-	(2,297)
Net income	-	-	-	414,437	414,437

Balance, December 31, 2006	17,836,339	$ 8,846	$ 3,605,579	$ (507,729)	$ 3,106,696

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005
		(As restated in Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 414,437	$ 346,975
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest share of losses (Note 3)	(2,297)	(68,588)
Non-cash royalty income	(250,000)	-
Non-cash cost of domain name sales	191,012	-
Gain on debt settlement	-	(149,519)
Depreciation	15,277	10,416
Changes in operating assets and liabilities:
Accounts and advances receivable	(19,479)	(8,516)
Issuance of common stock for bonuses	64,800	-
Accounts payable and accrued liabilities	57,121	495,858

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	470,871	626,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(47,354)	(214,558)
Purchase of domain name	(4,126)	-
Purchase of minority interest in DHI	(42,269)	-
Purchases of computer equipment	(7,669)	(38,209)

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	(101,418)	(252,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for share subscriptions	-	100,000
Proceeds from exercise of warrants	-	100,000
Proceeds from issuance of common stock by Frequent Traveller.com	-	97,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	297,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	369,453	670,959

CASH AND CASH EQUIVALENTS, BEGINNING	1,735,887	1,064,928

CASH AND CASH EQUIVALENTS, ENDING	$ 2,105,340	$ 1,735,887

SUPPLEMENTAL CASH FLOW INFORMATION (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Communicate.com Inc. (“the Company”) has a subsidiary Domain Holdings Inc. (“DHI”) which owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed two websites that sell fragrance and beauty care and sporting goods products to North American consumers.  DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

During the year ended December 31, 2005, DHI reorganized by transferring certain domain name assets into its wholly owned subsidiary, Acadia Management Corp. (“Acadia”), a British Columbia, Canada , company incorporated on December 1, 2005.

During the year ended December 31, 2006, DHI transferred certain domain name assets into its wholly owned subsidiary 0778229 B.C. Ltd, a British Columbia, Canada, company incorporated on December 27, 2006. DHI renamed the subsidiary Importers.com (“Importers”).

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services.  As at December 31, 2006, the Company owns 50.4% of the outstanding shares of FT.  (Refer to Note 3.)

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of intangible assets, fair value measurement, related party transactions, stock based compensation, determination and disclosure of contingent assets and liabilities at the date of the financial statements and for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Principles of consolidation

The financial statements include the accounts of the Company, its 94.9% interest in its subsidiary DHI, its 50.4% interest in FT and its wholly owned subsidiaries Acadia and Importers.  All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition

Revenue from the sale and lease of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records web advertising revenue net of service costs.

Revenues, and associated costs of goods sold, from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured. The Company does not record inventory as an asset because all products sold are delivered to the customer on a “just-in-time” basis.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk, are recorded on a gross basis. Customer deposits received prior to ticket issuance or 30-days prior to travel are recorded as deferred revenue. Where the Company does not act as the merchant of record and has no inventory risk, revenues are recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.

Available for Sale Securities

The Company holds marketable equity securities which are available for sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by Statement of Financial Accounting (“SFAS”) SFAS No. 130, “Reporting Comprehensive Income”, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the available for sale securities, this adjustment is taken into income for the period when such determination is made.  There has been no comprehensive income (loss) to date.

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

Foreign currency transactions

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  Resulting re-measurement gains or losses are reported on the consolidated statement of operations.

Earnings per share

Basic earnings per share are computed by dividing earnings for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and management has determined, that there is no impairment of the carrying value of intangible assets at December 31, 2006.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development costs

The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," and AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.

Stock-based compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment.”  The Company adopted SFAS No. 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006  would include: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The results for the prior periods have not been restated.

The Company’s results of operations for the year ended December 31, 2005 did not include pro-forma disclosures because previously disclosed stock options were no different than if the Company had not adopted SFAS No. 123R because (i) there were no previously unvested stock options, and (ii) no stock options were granted during the year ended December 31, 2005.  As a result, no pro forma disclosure of the impact of adopting SFAS No. 123R has been provided for the year ended December 31, 2005.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Equipment

Equipment is stated at cost. Minor additions and improvements are charged to operations, and major additions are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations. Amortization is computed using the declining balance method; 30% for computer equipment and 20% for office equipment and furniture.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

On May 1, 2005, FT completed a private placement of 2,942,000 common shares at $0.05 per common share and raised $147,100 of which 1,000,000 shares were purchased the Company for $50,000 and 1,942,000 shares were acquired by non-controlling interests. The monies were used to recapitalize FT and for working capital purposes. The Company recorded a non-controlling interest share of loss in FT of $68,588 in 2005. As of December 31, 2005, FT had 15,878,690 common shares issued and outstanding of which the Company owned 8,000,000 common shares representing 50.4% of FT’s issued and outstanding common shares.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have the right to sell travel products on DHI’s websites Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay a royalty beginning in 2006 which is 5% on the first $20 million in sales of travel products and decreases by 1% on every subsequent $20 million to a minimum of 1% on annual sales greater than $80 million, subject to a minimum annual royalty of $150,000.. DHI retains the rights to sell other services, including advertising, on the websites..  The agreement expires on December 31, 2010 and may be extended by FT in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.  The minimum royalty payment of $150,000 was paid by FT to the Company during the year and was eliminated on consolidation..

On July 19, 2005, FT filed a Registration Statement Form SB-2 with the SEC offering up to 4,000,000 common shares at a price of $0.50 per common share. The monies to be raised are intended for development of FT’s business, including call center operations, technology investment and working capital. The Company is not obligated to undertake any portion of the offering, and if the maximum offering is sold by FT the Company’s interest in FT will decrease from 50.4% to 40%. While the registration process is continuing, the Company cannot estimate when, or if, the Registration Statement Form SB-2, filed by FT, will become effective and whether the offering will be sold by FT.

NOTE 4 – CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001.  No preferred shares have been authorized.

(a)

On June 30, 2006, the Company issued 80,000 restricted common shares at $0.69 per common share which at the time of issuance had a fair value of $0.81 per common share or $64,800. A fair value increment adjustment of $9,600 was included in non cash management fees.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4 – CAPITAL STOCK (continued)

(b)

On March 22, 2005, the Company issued 275,000 shares of restricted common shares to a third party for $137,500 which was paid by $100,000 cash and a portfolio of .com root-level domain names which have been recorded at a fair value of $37,500.

(c)

On May 16, 2005, the Company issued 160,000 shares of restricted common stock to four employees and two officers to satisfy bonuses payable of $76,800.

(d)

On June 22, 2005, the Company issued 2,000,000 shares of restricted common stock for $100,000 to two related parties pursuant to a share purchase warrant agreement dated June 28, 2002.

Stock options

The Company does not have a formal stock option plan, however, options may be granted with terms and conditions at the discretion of the Company’s board of directors.  No stock options were granted in the years ended December 31, 2006 and 2005.

Share purchase warrants

 On June 22, 3005, 2,000,000 share purchase warrants were exercised.  A summary of the Company’s stock purchase warrants as of December 31, 2006, and changes during the two years ended is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Balance at December 31, 2004	2,000,000	0.05	0.49
Exercised June 22, 2005	(2,000,000)	(0.05)	(0.49)
Balance at December 31, 2005	-	-	-
Balance at December 31, 2006	-	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the two officers of the company earned management fees and bonuses totalling $374,475 (2005 - $251,000) of which $64,800 (2005 - $40,000) was paid in shares of restricted common stock (Note 4(a) and Note 4(c)). As at December 31, 2006, $38,125 (2005 – $Nil) owing to the officers remains unpaid.

On June 22, 2005, 2,000,000 restricted common shares were issued to principals of Pacific Capital Markets Inc. (“PCM”) pursuant to the exercise of warrants (Note 4(d)).  The principals of PCM are related to an officer and director of the Company.

During the first quarter in 2006, Manhattan Assets and DHI agreed to settle all future royalty obligations in exchange for the return of call.com which has been recorded as an intangible asset at its estimated fair value of $250,000 resulting in proceeds from settlement of $250,000.  Manhattan Assets Corp. is a private company, which at the time of settlement had a director related to an officer and director of the Company (See Note 11).

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

DECEMBER 31, 2006

NOTE 6 – FINANCIAL INSTRUMENTS (continued)

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

Fair values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. “Disclosures about Fair Value of Financial Instruments.”  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, have an approximate carrying value due to the short-term maturity of the instruments.

NOTE 7 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia and Importers are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

As at December 31, 2006, the Company and its subsidiaries have net operating loss carryforwards of approximately $1,128,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2026.  The Company’s subsidiary DHI also has approximately $1,247,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The Company’s subsidiaries Acadia and Importers also have approximately $2,373,000 combined in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and. accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Income before income taxes	$ 414,437	$ 346,975
Combined corporate tax rate	35.6%	35.6%

Expected corporate tax expense	(147,540)	(123,523)
(Increase) decrease resulting from:
Subsidiary non-controlling interests	818	24,417
Non-deductible domain name cost of sales	(68,000)	-
Non-taxable portion of domain name sales	111,036	-
Non-deductible items and other	(4,675)	(4,489)
Exchange adjustment to foreign denominated future tax assets	2,287	49,246
Change in valuation allowance	106,074	54,349

Provision for income taxes	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 7 – INCOME TAXES (continued)

	December 31, 2006	December 31, 2005

Deferred income tax assets:
Operating losses available for future periods	$ 401,516	$ 596,714
Property and equipment in excess of net book value	443,770	558,767
Intangible assets in excess of net book value	844,955	640,834

	1,690,241	1,796,315
Deferred income tax liabilities	-	-

	1,690,241	1,796,315
Valuation allowance	(1,690,241)	(1,796,315)

Net deferred income tax assets	$ -	$ -

NOTE 8 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cash paid during the year for:
Interest	$ -	$ -	$ 10,384
Income taxes	$ -	$ -	$ -

On May 16, 2005, 160,000 shares were issued in settlement of $76,800 of DHI’s bonus payable (Note 4).

On August 15, 2006, 80,000 shares were issued for DHI bonuses of $64,800 (Note 4).

NOTE 9 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2006
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	958,265	6,909,460	566,743	8,434,468
Segment Profit	313,591	7,711	(207,463)	113,839

As at December 31, 2006		$	$	$
Total Assets	1,389,395	2,632,784	76,372	4,098,551
Intangible Assets	1,389,395	252,366	3,300	1,645,061

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 9 – SEGMENTED INFORMATION (continued)

For the year ended December 31, 2005
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	975,011	4,166,343	626,709	5,768,063
Segment Profit	146,440	146,439	(164,011)	128,868

As at December 31, 2005		$	$	$
Total Assets	1,352,628	2,142,276	69,586	3,564,490
Intangible Assets	1,352,628	183,750	3,300	1,539,678

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the years ended December 31,	2006	2005
	$	$
Segment Profit	113,839	128,868
Non-Recurring Income	250,000	-
Interest Income	48,301	-
Gain on Debt Settlement	-	149,519
Non-Controlling Interest	2,297	68,588
Dilution Gain in FrequentTraveller.com	-	-
Net Income	414,437	346,975

NOTE 10 – CONTINGENCY

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract.  He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a Defence and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.  To date, there has been no further action taken by the plaintiff since the filing of the initial legal action on March 9, 2000.

NOTE 11 – ROYALTY SETTLEMENT

During the year ended December 31, 2004, DHI sold automobile.com, call.com, exercise.com and makeup.com to Manhattan Assets Corp. for $1 million and retained a perpetual minimum royalty right to the domain names. The royalty was calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500, No royalties were received during the years ended December 31, 2005 and 2004. Due to the uncertainty of realization no royalty revenue was reported. One payment of $21,672 was received and recorded in revenue in the first quarter of 2006. During the first quarter in 2006, Manhattan Assets and DHI agreed to settle all future royalty obligations in a non-monetary exchange for the return of the domain name, web-site and rights to call.com. The domain name acquisition has been recorded as an addition to intangible assets at management’s estimate of fair value of $250,000. As the transaction is a non-monetary transaction management has determined that the transaction had commercial substance based on the company’s ability to develop and market the call.com name. Management further determined that the more reliable fair value measure would be the value of the asset recovered rather than the fair value of the royalty rights exchanged. Management’s determinations resulted in measurement of proceeds from settlement of $250,000.  Manhattan Assets Corp. is a private Company, which at the time of settlement had a director related to an officer and director of the Company.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 12 – DOMAIN NAME SALES

On March 21, 2006, pursuant to an agreement dated March 21, 2001, DHI sold Vancouver.com for $123,800. The domain had a cost basis of $65,900.

On August 11, 2006, DHI completed the sale and transfer of a Wrestling.com with a cost basis of $125,112 to an arms-length party for cash proceeds of $500,000.

NOTE 13 – RESTATEMENT OF COMPARATIVE FINANCIAL STATEMENTS

The December 31, 2005 consolidated financial statements were restated in the Company’s 10-KSB/A filing with the SEC to correct the accounting and disclosures of FT dilution gains as follows:

During 2005, the Company had recorded dilution gains resulting from the sale of treasury shares by its subsidiary, FT. Pursuant to Staff Accounting Bulletin Topic No.5, these dilution gains in FT, although calculated correctly, should not have been recorded in net income for the year, but should have been recorded as additional paid in capital. The impact on the previously issued financial statement is as follows:

	Amount Previously Reported for the Year Ended December 31, 2005	Adjustments	As Adjusted for the Year Ended December 31, 2005
Deficit, Opening	$ (1,198,701)	$ (70,440)	$ (1,269,141)
Net Income	373,940	(26,965)	346,975
Deficit, Closing	(824,761)	(97,405)	(922,166)

Additional Paid-In Capital	3,445,751	97,405	3,543,156

NOTE 14 – SUBSEQUENT EVENTS

On March 5, 2007, a $20,000 bond (restricted cash) was returned to the Company.