Form 10QSB
period 2007-03-31
COMMUNICATE COM INC
filed 2007-05-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(604) 697-0136

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes         [   ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock

17,836,339 shares outstanding

$.001 Par Value

as of May 8, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

click here for printer-friendly PDF version

 COMMUNICATE.COM INC.

REPORT ON FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I.

Financial Information

Item 1.

Financial Statements

Consolidated Balance sheets as of March 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the periods ended March 31, 2007 and March 31, 2006

Consolidated Statements of Cash Flows for the periods ended March 31, 2007 and March 31, 2006

Notes to the Consolidated Financial Statements

Item 2.

Management's discussion and analysis or plan of operation

Item 3.

Controls and Procedures.

PART II.

Other Information

Item 1.

Legal Proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibits.

Signatures

Certifications

PART  I – FINANCIAL INFORMATION

Item 1: Financial Statements.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2: Management’s discussion and analysis or plan of operation

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

Registrant presently employs twenty full-time employees and three consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Seattle, Washington.

(a)

Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

	For the Quarters Ended
	March 31, 2007	March 31, 2006
Statements of Operations Data
eCommerce	1,621,344	1,297,201
Domain Name	-	123,800
Domain Name Leasing and Advertising	69,901	89,272
Royalty	-	21,673
Total Sales	1,691,245	1,531,946

eCommerce	1,303,812	1,095,291
Domain Names	-	65,900
Total Cost of Sales	1,303,812	1,161,191

Gross Profit	387,433	370,755

Depreciation	3,263	3,967
General and Administrative	152,629	125,276
Management Fees and Salaries	188,539	227,205
Marketing	90,389	63,507

Operating Loss	(47,387)	(49,200)

Interest Income	18,615	10,083

Net Loss for the Period	(28,772)	(39,117)

Basic Loss per Share	(0.00)	(0.00)
Weighted Average Shares Outstanding	17,786,339	17,756,339

Balance Sheet Data	As at March 31, 2007	As at December 31, 2006
Current Assets	2,146,989	2,388,458
Restricted Cash	-	20,000
Fixed Assets	41,769	45,032
Intangible Assets	1,645,061	1,645,061
Total Assets	3,833,819	4,098,551

Accounts Payable & Accrued Liabilities	755,895	991,855

Common Stock	8,846	8,846
Additional Paid in Capital	3,605,579	3,605,579
Accumulated Deficit	(536,501)	(507,729)
Total Stockholders’ Equity	3,077,924	3,106,696
Total Liabilities and Stockholders’ Equity	3,833,819	4,098,551

(b)

Results of Operations

REVENUES AND COSTS OF REVENUES.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Registrant launched its cologne.com and perfume.com Internet retail sites in May 2003, its karate.com Internet retail site in 2004, and most recently soft-launched its body.com Internet retail site in March 2006. In the first quarter of 2007, the combined retail sites generated sales of $1,418,994 (2006 Q1 - $1,160,775), or approximately $15,767 per day (2006 Q1 - $12,900 per day), with cost of purchases and shipping totaling $1,108,562 (2006 Q1 - $983,111) resulting in gross profit of $310,432 and gross profit margin of approximately 21.9% (2006 Q1 – 15.3%). Comparable quarterly sales have increased by 22.3% while gross profit margin in percentage term has increased by 43%. Management has achieved its minimum margin target of 20% and managed to grow sales at the same time. Management is pleased with the margin improvement as it has worked to increase margin for the past year by sourcing from more suppliers and from negotiating for better costs. Management credits its vendor management system implemented last year. The heuristic system, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has proved effective. Management will continue to monitor its overall product offerings to maintain an acceptable gross profit margin of between 20% to 22% and to grow eCommerce sales.

In the first quarter of 2007, Registrant through its travel business subsidiary generated eCommerce service sales of $202,350 at a cost of $195,250 as compared to sales of $132,426 at a cost of $112,180 in the first quarter of 2006. The travel operation incurred a net loss of $51,705 in the first quarter of 2007 and an accumulated deficit of $990,941 since inception in October 2002. Management believes it has developed the platform for a worthwhile travel business and is looking to raise additional capital through equity financing primarily to market the travel products. Management intends to focus on capital raising for this venture, but there is no assurance that Management would be successful.

Domain Name Sales. In the first quarter of 2007, the Registrant did not trade in any domain name. Currently Management has no intention to sell any of its domain names and has been looking to acquire certain domain names that would complement either its advertising business or its eCommerce business.

Domain Name Leasing and Advertising. In the first quarter of 2007, Registrant generated domain name leasing and advertising revenue of $69,901 as compared to $89,272 in the first quarter of 2006, a decrease of 21.7%. While advertising revenue has declined relative to previous year’s quarter as Management focuses on its eCommerce business, certain changes implemented to improve its advertising websites visibility appear to be working as advertising revenue has shown signs of improvement which would be reflected in the second quarter. However, there is no assurance that the implemented changes would have a long-lasting effect. Management will continue to make minor improvements in the attempt to increase to increase this line of revenue.

Royalty. In the first quarter of 2007, Registrant did not report any royalty revenue.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations and professional fees. In the first quarter of 2007, Registrant recorded general and administrative expense of $152,629 (9.0% of total sales) as compared to $125,276 in the first quarter of 2006, an increase of 21.8%. Much of the increase came from increase in credit card transaction processing fees reflecting the increase in comparable quarterly sales and from increase in audit fees. Credit card chargeback costs which were a problem in 2006 were negligible in 2007 as Management made improvements to validate online orders. Management believes its chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. Management expects general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the first quarter of 2007, Registrant incurred management fees and staff salaries of $188,539, a decrease of 17.0% over the first quarter of 2006 of $227,205. While salary and wage expenses had been increasing along with the strengthening of the Canadian dollar, Management had outsourced certain marketing functions which shifted some costs to the marketing line of expenses. Management expects staff salaries to remain stable in the coming quarters as Management continues to assess staffing level.

MARKETING. Registrant continues to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the first quarter of 2007, Registrant recorded marketing expenses of $90,389 or 5.6% of eCommerce sales as compared to $63,507 or 4.9% of comparable first quarter sales in 2006. Marketing expense is in line with expectation, and Management expects marketing expenses to increase as sales increase and has planned to spend up to 10% of gross product sales for marketing in 2007.

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

As at March 31, 2007 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $1,391,094 as compared to a working capital of $1,396,603 at the fiscal year ending December 31, 2006. During the three-months ended March 31, 2007, Registrant had a net loss of $28,772 and a decrease in cash of $757,846, compared to net loss of $39,117 and a decrease in cash of $231,212 for the same three-month period of last year. Operating activities generated cash outflows of $275,334 after primarily reducing accounts payable. During the three months ended March 31, 2007, Registrant invested $482,512 in investment-grade corporate bonds and term-deposits. From the beginning of the fiscal year to March 31, 2007, Registrant has increased its accumulated deficit to $536,501 from $507,729 and has stockholders’ equity of $3,077,924.

In October 2003, Registrant became a majority shareholder of FrequentTraveller, which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, and Brazil.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has one manager and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $15,000 per month, will be covered by Registrant or by sourcing outside capital. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $990,941 with total shareholders’ deficit of $345,269. FT plans to raise additional working capital by way of private placement equity and to use any proceeds to expand its business and as general working capital.

While Registrant has a positive working capital position, its currently reported quarter has experienced a loss. Management expects to incur losses in the coming quarters as planned marketing expenditures increases. Management believes it has sufficient working capital for the next twelve months. However, if the operating losses continue and exceed plan Registrant may be required to seek additional capital from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like Registrant, engage in e-commerce and related businesses.

Registrant has no current plans to purchase any plant or significant equipment.

(d)

Recent Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Item 3: Controls and Procedures.

Disclosure Controls and Procedures

David M. Jeffs, Registrant’s Chief Executive Officer, and J. Cameron Pan, Registrant’s Chief Financial Officer have evaluated the effectiveness of Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, they have concluded that, as of the Evaluation Date, Registrant’s disclosure controls and procedures are effective in alerting Registrant on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Registrant’s internal controls or, to the Registrant’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Registrant carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Registrant is not aware of any pending or threatened material legal proceedings during the quarter.

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

None.

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

COMMUNICATE.COM INC.

Dated: May 10, 2007	By:	/s/ David M. Jeffs
	Name:	David M. Jeffs
	Title:	Director and CEO
(Principal Executive Officer)

Dated: May 10, 2007	By:	/s/ J. Cameron Pan
	Name:	J. Cameron Pan
	Title:	CFO
(Principal Financial Officer)

Exhibit 31

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

Date:  May 10, 2007

/s/ David M Jeffs
David M Jeffs, Director and CEO

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

Date: May 10, 2007

/s/ J Cameron Pan
J Cameron Pan - CFO

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Jeffs, President, Chief Executive Officer of the Company and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ David M. Jeffs
David M. Jeffs
Chief Executive Officer
May 10, 2007

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Secretary, Treasurer, and Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
May 10, 2007

Exhibits

Financial Statements	F-1

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,347,494	$ 2,105,340
Available for sale securities	744,424	261,912
Prepaid expenses	43,139	-
Accounts receivable	11,932	21,206

	2,146,989	2,388,458

RESTRICTED CASH	-	20,000
EQUIPMENT, net of depreciation of $18,540 (December 31, 2006 - $15,277)	41,769	45,032
INTANGIBLE ASSETS	1,645,061	1,645,061

	$ 3,833,819	$ 4,098,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 755,895	$ 991,855

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
17,836,339 common shares (December 31, 2006 – 17,836,339)	8,846	8,846
Additional paid-in capital	3,605,579	3,605,579
Accumulated deficit	(536,501)	(507,729)

	3,077,924	3,106,696

	$ 3,833,819	$ 4,098,551

CONTINGENCY (NOTE 6)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006

SALES
eCommerce	$ 1,621,344	$ 1,297,201
Domain names	-	123,800
Domain name leasing and advertising	69,901	89,272
Royalties	-	21,673
Total sales	1,691,245	1,531,946
COST OF SALES
eCommerce	1,303,812	1,095,291
Domain names	-	65,900
Total cost of sales	1,303,812	1,161,191

GROSS PROFIT	387,433	370,755

EXPENSES
Depreciation	3,263	3,967
General and administrative	152,629	125,276
Management fees and employee salaries	188,539	227,205
Marketing	90,389	63,507
	434,820	419,955

LOSS BEFORE OTHER ITEMS	(47,387)	(49,200)

INTEREST INCOME	18,615	10,083

NET LOSS	$ (28,772)	$ (39,117)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	17,786,339	17,756,339

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,772)	$ (39,117)
Adjustments to reconcile net income to net cash provided by operating activities:
Return of restricted cash	20,000	-
Non-cash cost of domain name sales	-	65,900
Depreciation	3,263	3,967
Changes in operating assets and liabilities:
Accounts and receivable	9,274	(31,638)
Prepaid expenses	(43,139)	(10,548)
Accounts payable and accrued liabilities	(235,960)	(328,143)

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	(275,334)	(339,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(482,512)	112,399
Purchase of computer equipment	-	(4,032)

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	(482,512)	108,367

NET INCREASE IN CASH AND CASH EQUIVALENTS	(757,846)	(231,212)

CASH AND CASH EQUIVALENTS, BEGINNING	2,105,340	1,735,887

CASH AND CASH EQUIVALENTS, ENDING	$ 1,347,494	$ 1,504,676

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Communicate.com Inc. (the “Company”) has a subsidiary Domain Holdings Inc. (“DHI”) which owns a portfolio of generic domain names. DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications. DHI has developed two websites that sell fragrance and beauty care and sporting goods products to North American consumers.  DHI sells advertising services on its domains held for development and seeks to acquire other domains to complement its retail and advertising strategy. DHI has an in-house development team that develops its corporate and retailing websites.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002. FT is a full service travel agency that caters to internet-based customers seeking tours and other travel services.  (Refer to Note 2)

Unaudited Interim Financial Information

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2006.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – MINORITY INTEREST

By agreement dated October 1, 2003, the Company acquired 350,000 common shares of FT, representing 71% of the outstanding shares of FT, in consideration for settlement of a $35,000 debt owing to the Company by FT for previous consulting work provided. Subsequent to October 1, 2003, FT issued 113,637 shares of its common stock to minority interests for total proceeds of $50,000 resulting in a gain on dilution of $30,555 in fiscal 2003. In 2004, FT issued 350,000 shares to the Company in settlement of advances of $35,000 and issued 334,578 shares to non-controlling interests for total proceeds of $151,841. On November 16, 2004, FT declared a nine share for every one share stock dividend.

On May 5, 2005, DHI entered into an agreement with FT whereby FT would have the right to sell travel products on DHI’s websites Brazil.com, Indonesia.com, Malaysia.com, Canadian.com and GreatBritain.com by agreeing to pay a royalty beginning in 2006 which is 5% on the first $20 million in sales of travel products and decreases by 1% on every subsequent $20 million to a minimum of 1% on annual sales greater than $80 million, subject to a minimum annual royalty of $150,000 which commenced on January 1, 2007. DHI retains the rights to sell other services, including advertising, on the websites.  The agreement expires on December 31, 2010 and may be extended by FT in increments of 5 years thereafter with the minimum annual royalty recalculated based on the average from the previous 5-year period.

In 2005, FT filed a Registration Statement Form SB-2 with the SEC offering up to 4,000,000 common shares. The monies to be raised are intended for development of FT’s business, including call center operations, technology investment and working capital. While the registration process is continuing, the Company cannot estimate when, or if, the Registration Statement Form SB-2, filed by FT, will become effective and whether the offering will be sold by FT.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31 2007, management fees totalling $60,000 (2005 - $54,188) were paid to two officers of the Company.

NOTE 4 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia and Importers are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

As at March 31, 2007, the Company and its subsidiaries had net operating loss carryforwards of approximately $1,128,000 that result in potential deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2026.  The Company’s subsidiary DHI also has approximately $1,247,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The Company’s subsidiaries Acadia and Importers also have approximately $2,373,000 combined in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and. accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 5 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising; eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the three months ended March 31, 2007
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	69,901	1,418,994	202,350	1,691,245
Segment Profit (Loss)	(34,399)	33,615	(46,603)	(47,387)

As at March 31, 2007
	$	$	$	$
Total Assets	1,389,395	2,400,318	44,106	3,833,819
Intangible Assets	1,389,395	252,366	3,300	1,645,061

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the three months ended March 31,	2007	2006
	$	$
Segment Loss	(47,387)	(70,873)
Royalty Income	-	21,673
Interest Income	18,615	10,083
Net Loss	(28,772)	(39,117)

NOTE 6 – CONTINGENCY

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract.  He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages,  and interest and costs. On June 1, 2000, DHI filed a Defence and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.  To date, there has been no further action taken by the plaintiff since the filing of the initial legal action on March 9, 2000.