Form 10QSB
period 2007-06-30
COMMUNICATE COM INC
filed 2007-08-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

18,896,623 shares outstanding

$.001 Par Value

as of August 3, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

click here for printer-friendly PDF version

 COMMUNICATE.COM INC.

REPORT ON FORM 10-QSB

QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I.

Financial Information

Item 1.

Financial Statements

Consolidated Balance sheets as of June 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the periods ended June 30, 2007 and June 30, 2006

Consolidated Statements of Cash Flows for the periods ended June 30, 2007 and June 30, 2006

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

Item 2: Management’s discussion and analysis or plan of operation

Registrant, through its majority-owned subsidiaries, Domain Holdings, Inc. (“DHI”, formerly Communicate.com Inc.) and FrequentTraveller.com Inc. (“FrequentTraveller”) (together the "Subsidiaries"), is involved in businesses that monetize the Company’s portfolio of domain names, a number of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

Registrant has focused, since the beginning of 2001, on developing revenue streams from its domain names and improving its financial position. Registrant generates revenue from leasing domain names, sales commissions from the sale of third-party products and services utilizing the Internet, "pay-per-click" revenue and the trading of domain name assets. Since May 2003, Registrant has begun selling fragrances and beauty and sports products online directly to consumers and in October 2003 begun selling travel services through its website FrequentTraveller.com.

Registrant presently employs fifteen full-time employees and eight consultants and occupies approximately 5,000 square feet of office space in Vancouver, British Columbia and Seattle, Washington. Registrant has entered into a new five year office lease in Vancouver effective October 1, 2007 for approximately 5,400 square feet.

(a)

Selected Financial Data

The following selected financial data was derived from Registrant’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with Registrant’s financial statements and related notes included elsewhere in this report.

	For the Quarters Ended
	June 30, 2007	June 30, 2006
Statements of Operations Data
eCommerce	1,585,472	1,505,631
Domain Name	-	-
Domain Name Leasing and Advertising	70,692	79,699
Royalty	-	-
Total Sales	1,656,164	1,585,330

eCommerce	1,237,694	1,231,439
Domain Names	-	-
Total Cost of Sales	1,237,694	1,231,439

Gross Profit	418,470	353,891

Depreciation	3,024	3,999
General and Administrative	167,980	114,338
Management Fees and Salaries	359,825	339,866
Marketing	121,067	77,901

Operating Loss	(233,416)	(182,213)

Non-Recurring Income	-	250,000
Interest Income	14,246	13,951

Net Loss for the Period	(219,180)	81,738

Basic Loss per Share	(0.01)	0.00
Weighted Average Shares Outstanding	17,872,860	17,756,339

Balance Sheet Data	As at June 30, 2007	As at December 31, 2006
Current Assets	2,913,200	2,388,458
Restricted Cash	-	20,000
Fixed Assets	38,745	45,032
Intangible Assets	1,645,061	1,645,061
Total Assets	4,597,006	4,098,551

Accounts Payable & Accrued Liabilities	679,184	991,855

Common Stock	9,906	8,846
Additional Paid in Capital	4,663,597	3,605,579
Accumulated Deficit	(755,681)	(507,729)
Total Stockholders’ Equity	3,917,822	3,106,696
Total Liabilities and Stockholders’ Equity	4,597,006	4,098,551

(b)

Results of Operations

REVENUES AND COSTS OF REVENUES.

eCommerce Sales. Registrant began converting Internet traffic into customers by directly marketing and selling consumable goods. Registrant launched its cologne.com and perfume.com Internet retail sites in May 2003, its karate.com Internet retail site in 2004, and most recently soft-launched its body.com Internet retail site in March 2006. In the second quarter of 2007, the combined retail sites generated sales of $1,468,540 (2006 Q2 - $1,505,631), or approximately $16,138 per day (2006 Q2 - $6,545 per day), with cost of purchases and shipping totaling $1,142,561 (2006 Q2 - $1,231,439) resulting in gross profit of $325,979 and gross profit margin of approximately 22.2% (2006 Q2 – 18.2%). Comparable quarterly sales have decreased by 2.5% while gross profit margin in percentage term has increased by 22.0%. Management has exceeded its minimum margin target of 20% and managed to maintain sales at the same time. Management is pleased with the margin improvement as it has worked to increase margin for the past year by sourcing from more suppliers and from negotiating for better costs. Management credits its vendor management system implemented last year. The heuristic system, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has proved effective. Management will continue to monitor its overall product offerings to maintain a target gross profit margin of between 20% to 22% and to grow eCommerce sales.

In the second quarter of 2007, Registrant through its travel business subsidiary generated eCommerce service sales of $116,932 at a cost of $95,133 as compared to sales of $144,843 at a cost of $114,914 in the second quarter of 2006. The travel operation incurred a net loss of $27,601, excluding the minimum royalty of $37,500 to Domain Holdings Inc., in the second quarter of 2007 and accumulated deficit of $1,080,146 since inception in October 2002. While Management believes it has developed the platform for a worthwhile travel business, Management is disappointed that the business has not reach its goal for break-even sales of $150,000 per month. Management is re-evaluating its overall business plan in the coming months and may consider alternate uses for the geographical domain names.

Domain Name Sales. In the second quarter of 2007, the Registrant did not trade in any domain name. Currently Management has no intention to sell any of its domain names and has been looking to acquire certain domain names that would complement either its advertising business or its eCommerce business.

Domain Name Leasing and Advertising. In the second quarter of 2007, Registrant generated domain name leasing and advertising revenue of $70,692 as compared to $79,699 in the second quarter of 2006, a decrease of 11.3%. While advertising revenue has declined relative to previous year’s quarter as Management focuses on its eCommerce business, Management reported in its previous quarterly filing that changes implemented to improve its advertising websites visibility appeared to be working as advertising revenue had shown signs of improvement which would be reflected in the second quarter. The decline had improved from previous quarter decline of 21.7%. However, there is no assurance that the implemented changes would have a long-lasting effect. Management will continue to make improvements to increase this line of revenue.

Royalty. In the second quarter of 2007, Registrant did not report any royalty revenue. In the second quarter of 2006, Registrant and Manhattan Assets agreed to settle all future royalty obligations in exchange for the return of call.com which had been recorded at its estimated fair value of $250,000 resulting in a non-recurring income of $250,000.

GENERAL AND ADMINISTRATIVE. Registrant’s general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations and professional fees. In the second quarter of 2007, Registrant recorded general and administrative expense of $167,980 (10.1% of total sales) as compared to $114,338 in the second quarter of 2006, an increase of 46.9%. The increase came from an increase in server hosting fees as servers maintenance had been outsourced, from an increase in audit and legal fees, from an increase in travel and entertainment as efforts were put into investor relations and equity financings, and from an increase in foreign currency exchange as expenses denominated in Canadian dollar gained rapidly against U.S. currency. Credit card chargeback costs which were a problem in 2006 were negligible in 2007 as Management made improvements to validate online orders. Management believes its chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. Management expects general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

MANAGEMENT FEES AND SALARIES. In the second quarter of 2007, Registrant incurred management fees and staff salaries of $359,825, an increase of 5.9% over the second quarter of 2006 of $339,866. The Registrant recorded performance bonuses of $120,000 (2005 - $100,000) in total to two of its officers during the quarter. Management sees the tightened job market and the appreciating Canadian dollar serving as the basis for an increasing trend in the coming quarters. Also, Management had hired a new CEO to move the Registrant and its management team forward and foresee more senior hirings which would further increase this line of expense.

MARKETING. Registrant continues to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the second quarter of 2007, Registrant recorded marketing expenses of $121,067 or 7.6% of eCommerce sales as compared to $77,901 or 5.2% of comparable second quarter sales in 2006. While quarter to quarter comparison shows an increase of 55.4%, marketing expense is in line with plan. Management expects marketing expenses to increase as sales increase and has planned to spend up to 10% of gross product sales for marketing in 2007.

(c)

Liquidity and Capital Resources

Registrant seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of both company owned inventory and of inventory owned by third parties; and (iii) fees resulting from Internet traffic click-throughs generated by company owned domain name assets.

As at June 30, 2007 Registrant had current assets in excess of current liabilities resulting in a positive working capital of $2,234,016 as compared to a working capital of $1,396,603 at the fiscal year ending December 31, 2006. During the six-months ended June 30, 2007, Registrant had a net loss of $247,952 and an increase in cash of $151,707, compared to net income of $42,621 and a decrease in cash of $570,669 for the same six-month period of last year. Operating activities generated cash outflows of $573,720 after primarily covering the net loss and reducing accounts payable. During the six months ended June 30, 2007, Registrant invested $274,573 in investment-grade corporate bonds and term-deposits and had raised $1,000,000 from its new CEO. From the beginning of the fiscal year to June 30, 2007, Registrant has increased its accumulated deficit to $755,681 from $507,729 and has increased its stockholders’ equity of $3,917,822 from $3,106,696.

In October 2003, Registrant became a majority shareholder of FrequentTraveller (“FT”), which has developed and is operating travel sale websites utilizing non-exclusive access to Registrant’s domain names Vietnam.com, Malaysia.com, Indonesia.com, and Brazil.com. Registrant will continue to own the aforementioned domain names and to develop businesses other than travel sales for them. FrequentTraveller has one manager and is not expected to generate sufficient revenue to cover expenses for at least twelve months. Any fund shortfall, currently requiring $15,000 per month, will be covered by Registrant or by sourcing outside capital. Since inception, FT has raised $338,926 in private placement equity, including $120,000 invested by the Registrant, and accumulated a deficit of $1,145,247 with total shareholders’ deficit of $404,934. FT plans to raise additional working capital by way of private placement equity and to use any proceeds to expand its business and as general working capital.

While Registrant has a positive working capital position, its currently reported quarter has experienced a loss. Management expects to continue to incur losses in the coming quarters as planned marketing expenditures increases and an expanded management team is hired. The Company has sufficient cash and will generate sufficient working capital allowing it to meet these anticipated increases in costs over the next twelve months. However, if the operating losses continue and exceed plan Registrant may be required to seek additional capital from external sources. Registrant expects to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. Registrant may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like Registrant, engage in e-commerce and related businesses.

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

Item 3: Controls and Procedures.

Disclosure Controls and Procedures

C Geoffrey Hampson, Registrant’s Chief Executive Officer, and J. Cameron Pan, Registrant’s Chief Financial Officer have evaluated the effectiveness of Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, they have concluded that, as of the Evaluation Date, Registrant’s disclosure controls and procedures are effective in alerting Registrant on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

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

On June 11, 2007, the Board of Directors issued 1,000,000 shares of common stock and 1,000,000 share purchase warrants to purchase 1,000,000 restricted common stock at the price of $1.25 effective to June 10, 2009 to Hampson Equities Ltd. (a company owned and controlled by C Geoffrey Hampson) pursuant to a Subscription Agreement dated June 1, 2007. Registrant relied on an exemption from registration under Section 4(2) of the Securities Act of 1933 in issuing the shares. These shares and share purchase warrants are restricted securities and are subject to resale restrictions under Rule 144.

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

Item 6. Exhibits.

(A)

Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Office
32.2	Section 906 Certificate of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

/s/ C Geoffrey Hampson

Dated:

August 14, 2007

By:

Name:

C Geoffrey Hampson

Title:

Director and CEO

(Principal Executive Officer)

/s/ J. Cameron Pan

Dated:

August 14, 2007

By:

Name:

J. Cameron Pan

Title:

CFO

(Principal Financial Officer)

Exhibit 31.1

COMMUNICATE.COM INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C Geoffrey Hampson, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  August 14, 2007

/s/ C Geoffrey Hampson

C Geoffrey Hampson, Director and CEO

Exhibit 31.2

COMMUNICATE.COM INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J Cameron Pan, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Communicate.com Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: August 14, 2007

/s/ J Cameron Pan

 J Cameron Pan - CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, C. Geoffrey Hampson, Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ C Geoffrey Hampson
C Geoffrey Hampson
Chief Executive Officer
August 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Communicate.com Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Cameron Pan, Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ J. Cameron Pan
J. Cameron Pan
Chief Financial Officer
August 14, 2007

Exhibits

Financial Statements	F 1

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)

Assets

CURRENT ASSETS
Cash and cash equivalents	$ 2,257,047	$ 2,105,340
Available for sale securities	536,485	261,912
Prepaid expenses	78,139	-
Accounts receivable	41,529	21,206

	2,913,200	2,388,458

RESTRICTED CASH	-	20,000
EQUIPMENT, net	38,745	45,032
INTANGIBLE ASSETS	1,645,061	1,645,061

	$ 4,597,006	$ 4,098,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 679,184	$ 991,855

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
18,896,623 common shares (December 31, 2006 – 17,836,339)	9,906	8,846
Additional paid-in capital	4,663,597	3,605,579
Accumulated deficit	(755,681)	(507,729)

	3,917,822	3,106,696

	$ 4,597,006	$ 4,098,551

CONTINGENCY (NOTE 4)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

SALES
eCommerce	$ 1,585,472	$ 1,505,631	$ 3,206,816	$ 2,802,832
Domain names	-	-	-	123,800
Domain name leasing and advertising	70,692	79,699	140,593	168,971
Royalties	-	-	-	21,673
Total sales	1,656,164	1,585,330	3,347,409	3,117,276
COST OF SALES
eCommerce	1,237,694	1,231,439	2,541,506	2,326,730
Domain names	-	-	-	65,900
Total cost of sales	1,237,694	1,231,439	2,541,506	2,392,630

GROSS PROFIT	418,470	353,891	805,903	724,646

EXPENSES
Depreciation	3,024	3,999	6,287	7,966
General and administrative	167,980	114,338	320,609	239,614
Management fees and employee salaries	359,825	339,866	548,364	567,071
Marketing	121,067	77,901	211,456	141,408
	651,896	536,104	1,086,716	956,059

LOSS BEFORE OTHER ITEMS	(233,416)	(182,213)	(280,813)	(231,413)

NON RECURRING INCOME	-	250,000	-	250,000
INTEREST INCOME	14,246	13,951	32,861	24,034

NET LOSS	$ (219,180)	$ 81,738	$ (247,952)	$ 42,621

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ 0.00	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	17,872,860	17,756,339	17,872,860	17,756,339

The accompanying notes are an integral part of these consolidated financial statements

.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (247,952)	$ 42,621
Adjustments to reconcile net income to net cash provided by operating activities:
Return of restricted cash	20,000	-
Non-cash income	-	(250,000)
Non-cash cost of domain name sales	-	65,900
Depreciation	6,287	7,966
Changes in operating assets and liabilities:
Accounts and receivable	(20,323)	(5,214)
Prepaid expenses	(78,139)	(41,608)
Accounts payable and accrued liabilities	(253,593)	(225,401)

CASH FLOW USED IN OPERATING ACTIVITIES	(573,720)	(405,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(274,573)	(157,545)
Purchase of computer equipment	-	(7,388)

CASH FLOW USED IN INVESTING ACTIVITIES	(274,573)	(164,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for share subscriptions	1,000,000	-

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	1,000,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,707	(570,669)

CASH AND CASH EQUIVALENTS, BEGINNING	2,105,340	1,735,887

CASH AND CASH EQUIVALENTS, ENDING	$ 2,257,047	$ 1,165,218

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE  2 – RELATED PARTY TRANSACTIONS

On June 11, 2007, the Company  issued 1,000,000 shares of common stock and 1,000,000 share purchase warrants to purchase 1,000,000 common stock with an exercise price of $1.25 effective and expiring June 10, 2009 to Hampson Equities Ltd. (a company owned and controlled by C Geoffrey Hampson, CEO) in exchange for $1,000,000 cash (received) pursuant to a subscription agreement dated June 1, 2007.  These shares and share purchase warrants are restricted securities and are subject to resale restrictions under Rule 144.

COMMUNICATE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(unaudited)

NOTE 3 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising; eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the six months ended June 30, 2007
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	140,593	2,887,534	319,282	3,347,409
Segment Profit (Loss)	(122,918)	(89,127)	(68,768)	(280,813)

As at June 30, 2007
	$	$	$	$
Total Assets	1,471,412	1,803,682	106,616	3,381,710
Intangible Assets	1,471,412	252,366	3,300	1,727,078

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the six months ended June 30,	2007	2006
	$	$
Segment Loss	(280,813)	(231,413)
Non-Recurring Income	-	250,000
Interest Income	32,861	24,034
Net (Loss) Income	(247,952)	42,621

NOTE 4– CONTINGENCY

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