Form 10QSB
period 2007-09-30
COMMUNICATE COM INC
filed 2007-11-19
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-29929

COMMUNICATE.COM INC.
(Exact name of small business as specified in its charter)

Nevada	88-0346310
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

375 Water Street
Suite 645
Vancouver, British Columbia V6B 5C6
(Address of principal executive offices)

(604) 453-4870
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes   [X] No

As of November 14, 2007, there were 21,446,623 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

COMMUNICATE.COM INC.
REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2: Management’s discussion and analysis or plan of operation

Forward Looking Statements

The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. The Company’s forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

To the extent it is entitled, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flow to meet its current liabilities, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the timing of and proceeds from the sale of restricted securities held by the Company and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

The Company, through its majority-owned subsidiary, Domain Holdings, Inc. (“DHI”, formerly Communicate.com Inc.) is involved in businesses that monetize the Company’s portfolio of domain names, a number of which generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category. The Company has decided to unwind its relationship with majority-owned subsidiary FrequentTraveller.com Inc., (“FT”) and effective November 12, 2007, pursuant to an Asset Purchase Agreement between the Company and FT, the Company has acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833.19 of debt owed by FT to the Company. As such, the Company has acquired all rights associated with the operation of the frequentraveller.com website. FT is no longer a subsidiary of the Company

The Company has focused, since the beginning of 2001, on developing revenue streams from its domain names and improving its financial position. The Company generates revenue from leasing domain names, sales commissions from the sale of third-party products and services utilizing the Internet, "pay-per-click" revenue and the trading of domain name assets. Since May 2003, the Company began selling fragrances and beauty and sports products online directly to consumers and in October 2003 began selling travel services through its website FrequentTraveller.com.

The Company presently employs fifteen full-time employees and eight consultants. The Company occupied approximately 5,000 square feet of office space in Vancouver, British Columbia and Seattle, Washington until September 20, 2007. Effective October 1, 2007, the Company has entered into a new five year office lease in Vancouver for approximately 5,400 square feet.

(a)        Selected Financial Data

The following selected financial data was derived from the Company’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

	For the three months ended (unaudited)		For the nine months ended (unaudited)
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Statements of Operations Data

eCommerce	$1,642,530	$1,555,396	$4,849,346	$4,358,228
Domain Name	-	500,000	-	623,800
Domain Name Leasing and
Advertising	128,064	72,432	268,657	241,403
Total Sales	1,770,594	2,127,828	5,118,003	5,245,104

eCommerce	1,289,535	1,238,542	3,831,041	3,565,272
Domain Names	-	125,112	-	191,012
Total Cost of Sales	1,289,535	1,363,654	3,831,041	3,756,284

Gross Profit	481,059	764,174	1,286,962	1,488,820

Depreciation	2,802	3,790	9,089	11,756
General and Administrative	147,019	98,592	407,715	305,297
Management Fees and Salaries	547,689	221,939	1,096,053	789,010
Professional Fees	91,932	29,423	151,845	64,532
Marketing	145,571	73,965	357,027	215,373

Operating (Loss) Income	(453,954)	336,465	(734,767)	102,852

Non-Recurring Income	-	-	-	250,000
Interest Income	24,788	11,394	57,649	35,428

Net (Loss) Income for the Period	$(429,166)	$347,859	$(677,118)	$388,280

Basic (Loss) Earnings per Share	$(0.02)	$0.02	$(0.04)	$0.02
Weighted Average Shares
Outstanding	18,948,362	17,836,339	18,317,646	17,836,339

Balance Sheet Data	As at	As at
	September 30, 2007	December 31, 2006
	(unaudited)
	$	$
Current Assets	4,872,498	2,388,458
Restricted Cash	-	20,000
Fixed Assets	35,943	45,032
Intangible Assets	1,645,061	1,645,061
Total Assets	6,553,502	4,098,551

Accounts Payable & Accrued Liabilities	958,861	991,855
Due to Related Party	43,180	-

Common Stock	10,906	8,846
Additional Paid in Capital	6,725,401	3,605,579
Accumulated Deficit	(1,184,846)	(507,729)
Total Stockholders’ Equity	5,551,461	3,106,696
Total Liabilities and Stockholders’ Equity	6,553,502	4,098,551

(b)        Results of Operations

Three months ended September 30, 2007 versus three months ended September 30, 2006:

Sales and Costs of Sales

eCommerce Sales. We began converting Internet traffic into customers by directly marketing and selling consumable goods. We launched our cologne.com and perfume.com Internet retail sites in May 2003, our karate.com Internet retail site in 2004, and most recently soft-launched our body.com Internet retail site in March 2006. In the third quarter of 2007, the combined retail sites generated sales of $1,642,530 (2006 Q3 - $1,555,396), or approximately $17,864 per day (2006 Q3 - $16,906 per day), with cost of purchases and shipping totaling $1,289,535 (2006 Q3 - $1,238,542) resulting in gross profit of $352,995 and gross profit margin of approximately 21.5% (2006 Q3 – 20.4%). Comparable quarterly sales have decreased by 2.5% while gross profit margin in percentage term has increased by 22.0%. We have exceeded our minimum margin target of 20% and managed to maintain sales at the same time. We are pleased with the margin improvement as it has worked to increase margin for the past year by sourcing from more suppliers and from negotiating for better costs. We credit our vendor management system implemented last year. The heuristic system, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has proved effective. We will continue to monitor our overall product offerings to maintain a target gross profit margin of between 20% and 22% and to grow eCommerce sales.

In the third quarter of 2007, we, through our travel business subsidiary FT, generated eCommerce service sales of $142,992 at a cost of $113,700 as compared to sales of $116,730 at a cost of $100,702 in the third quarter of 2006. The travel operation incurred a net loss of $3,435, excluding the minimum royalty of $37,500 to Domain Holdings Inc., in the third quarter of 2007. While we believe that we have developed the platform for a worthwhile travel business, we are disappointed that the business has not reached its goal for break-even sales of $150,000 per month. Accordingly, we decided to unwind our relationship with FT. Effective November 12, 2007, pursuant to an Asset Purchase Agreement between the Company and FT, the Company has acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833.19 of debt owed by FT to the Company. As such, the Company has acquired all rights associated with the operation of the frequentraveller.com website. FT is no longer a subsidiary of the Company.

Domain Name Sales. In the third quarter of 2007, we did not trade in any domain names. Currently we have no intention to sell any of our domain names and we have been looking to acquire certain domain names that would complement either our advertising business or our eCommerce business.

Domain Name Leasing and Advertising. In the third quarter of 2007, we generated domain name leasing and advertising revenue of $128,064 as compared to $72,432 in the third quarter of 2006, an increase of 11.3%. Advertising revenue has declined relative to the previous year’s quarter because we have instead focused on our eCommerce business. However, advertising revenue has improved somewhat in the second quarter as a result of our efforts to increase the visibility of the Company’s advertising websites. Because there is no assurance that the implemented changes will have a long-lasting effect we intend to continue to make improvements to increase this line of revenue.

Royalty. In the third quarter of 2007 and 2006, we did not report any royalty revenue. In the second quarter of 2006, we and Manhattan Assets Corp. agreed to settle all future royalty obligations in exchange for the return of call.com which had been recorded at its estimated fair value of $250,000 resulting in a non-recurring income of $250,000.

General and Administrative Expenses. Our general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, and investor relations. In the third quarter of 2007, we recorded general and administrative expense of $147,019 (8% of total sales) as compared to $98,592 in the third quarter of 2006, an increase of 49%. The increase came from an increase in server hosting fees because servers maintenance had been outsourced, from an increase in audit and legal fees, from an increase in travel and entertainment as efforts were put into investor relations and equity financings, from costs of moving our offices, and from an increase in foreign currency exchange as expenses denominated in Canadian dollars gained rapidly against U.S. currency. Credit card chargeback costs which were a problem in 2006 were negligible in 2007 as we made improvements to validate online orders. We believe our chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. We expect general and administrative expenses to increase as total revenue increases but will attempt to maintain general and administrative costs below 10% of total sales.

Professional Fees In the third quarter of 2007, we recorded professional fees expenses of $91,932, versus $29,423 in the same period in 2006, a 212% increase which occurred primarily because of a change in lawyers combined with more corporate activity in the form of new agreements and financings.

Management Fees and Salaries. In the third quarter of 2007, we incurred management fees and staff salaries of $547,689, an increase of 147% over the third quarter of 2006 of $221,939. We have incurred increased management fee costs as a result of hiring a new Chief Executive Officer and Chief Operating Officer. We have also recorded a $200,000 severance accrual in this quarter. We see the tightened job market and the appreciating Canadian dollar serving as the basis for an increasing trend in the coming quarters. We anticipate we will hire additional senior employees which will further increase management fees and salaries. On November 9, 2007 we have hired a Chief Corporate Development Officer who will assume office on January 1, 2008.

Marketing. We continue to advertise online by paying-for-clicks and search-engine-placements and affiliate marketing. In the third quarter of 2007, we recorded marketing expenses of $145,571 or 9% of eCommerce sales as compared to $73,965 or 4.8% of comparable third quarter sales in 2006. While a quarter to quarter comparison shows an increase of 97%, marketing expense is in line with plan. We expect marketing expenses to increase as sales increase and have planned to spend up to 10% of gross product sales for marketing in 2007.

Nine months ended September 30, 2007 versus September 30, 2006:

Sales and cost of sales. In the nine months ended September 30, 2007 our combined gross sales totaled $5,118,003 versus $5,245,104 in the nine months ended September 30, 2006, a 2% overall decrease. Decreased sales are largely as a result of the fact that we sold no Domain names during 2007 and we received no royalty revenue. In 2006 these sales accounted for approximately $645,000 or 12% of our total 2006 revenue. However, the 2007 decrease in these two revenues largely offset by the increase in our e-commerce and domain name leasing revenues which in total have increased by approximately $518,000, an 11% increase over the same period last year.

Costs of sales overall have increased and were $3,831,041 for the nine months ended September 30, 2007 versus $3,756,284 for the nine months ended September 30, 2007. This increase is largely comprised of an increase in cost of sales with respect to our e-commerce business which increased from $3,565,272 for the nine months ended September 30, 2006 to $3,831,041 for the nine months ended September 30, 2007, a 7% increase. The increase in costs is directly attributable to our increase in e-commerce business of 11%, as described above.

General and Administrative Expenses. Our general and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations and professional fees. In the nine months ended September 30, 2007 we recorded general and administrative expenses of $407,715 as compared to $305,297 in the nine months ended September 30, 2006, an increase of 34%. The increase came from an increase in server hosting fees because servers maintenance had been outsourced, from an increase in audit and legal fees, from an increase in travel and entertainment as efforts were put into investor relations and equity financings, and from an increase in foreign currency exchange as expenses denominated in Canadian dollars gained rapidly against U.S. currency.

Professional Fees. In the nine months ended September 30, 2007, we recorded professional fees expenses of $151,845, versus $64,532 in the same period in 2006, a 135% increase which occurred primarily because of a change in lawyers combined with more corporate activity in the form of new agreements and financings.

Management Fees and Salaries. In the nine months ended September 30, 2007, we incurred management fees and staff salaries of $1,096,053, an increase of 39% over the $789,010 expense incurred in the nine months ended September 30, 2006.

Marketing. In the nine months ended September 30, 2007, we recorded marketing expenses of $357,027 or 7.4% of eCommerce sales as compared to $215,373 or 5.0% of comparable sales for the nine months ended September 30, 2006.

(c)        Liquidity and Capital Resources

The Company seeks to generate revenue from (i) leasing domain names to third parties to conduct on-line businesses; (ii) selling products and services of both company owned inventory and of inventory owned by third parties; and (iii) fees resulting from Internet traffic click-throughs generated by company owned domain name assets.

As at September 30, 2007 we had current assets in excess of current liabilities resulting in a positive working capital of $3,870,457 as compared to a working capital of $1,396,603 at the fiscal year ending December 31, 2006. During the nine months ended September 30, 2007, we had a net loss of $677,118 and an increase in cash of $1,965,765, compared to net income of $388,280 and a decrease in cash of $60,904 for the same nine month period of last year. Operating activities generated cash outflows of $615,847 after adjustments for non-cash items the most significant of which is a $200,000 accrual for severance. During the nine months ended September 30, 2007, we invested $372,344 in investment-grade corporate bonds and term-deposits and raised $1,000,000 from our new Chief Executive Officer. We also received approximately $5,100,000 from the sale of our common shares, pursuant to a private placement. From the beginning of the fiscal year to September 30, 2007, we have increased our accumulated deficit to $1,184,846 from $507,729 and have increased stockholders’ equity to $5,551,461 from $3,106,696.

Effective November 12, 2007, pursuant to an Asset Purchase Agreement between the Company and FT, the Company has acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833 of debt owed by FT to the Company.

While we have a positive working capital position, our currently reported quarter has experienced a loss. Management expects to continue to incur losses in the coming quarters as planned marketing expenditures increase and an expanded management team is hired. The Company has sufficient cash and will generate sufficient working capital allowing it to meet these anticipated increases in costs over the next twelve months. However, if the operating losses continue and exceed plan we may be required to seek additional capital from external sources. We expect to raise any additional funds by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. The Company may not be able to raise the required funds from such financings, depending on volatile market conditions and the perception by investors of those companies that, like the Company, engage in e-commerce and related businesses.

Common Share Subscriptions

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants with an exercise price of $1.25 to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash. The warrants expire June 10, 2009.

During September and October 2007 the Company accepted subscriptions from 11 accredited investors pursuant to which the Company has issued and sold 2,550,000 of the Company’s shares of common stock, at a price of $2.00 per share for total gross proceeds of $5,100,000 (the “Offering”). The shares were issued pursuant to the subscriptions as follows: 1,000,000 shares for $1,999,956 net cash proceeds were issued before September 30, 2007, and the balance of 1,550,000 shares for net cash proceeds of $3,000,944, were issued in October 2007.

Pursuant to the terms of the Offering, the Company has agreed to file a registration statement on Form SB-2 or other appropriate registration form with the Securities and Exchange Commission (the “Registration Statement”) on or before December 31, 2007 covering the resale of the common stock (the “Registrable Securities”) sold. The Company is further required to use its reasonable best efforts to maintain the Registration Statement effective for a period of (i) two years or (ii) until such time as all the Registrable Securities are eligible for sale under Rule 144k of the Securities Act of 1933, as amended. In the event the Registration Statement is not filed on or before December 31, 2007, the Company would be required to pay each investor, as a one-time penalty, shares of common stock of the Company equal to (i) 5% of the investor’s subscription amount, divided by (ii) the Offering Price (the “Penalty Shares”). The Penalty Shares shall be issued to the investor on or before January 15, 2008, and the Company shall include all such shares as Registrable Securities in the Registration Statement.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

We have no current plans to purchase any plant or significant equipment.

(d)        Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of the FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.

The Company adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did not have a material effect on the Company’s interim unaudited consolidated financial statements.

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

Item 3: Controls and Procedures.

Disclosure Controls and Procedures

C Geoffrey Hampson, the Company’s Chief Executive Officer, and J. Cameron Pan, the Company’s Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date the Company carried out this evaluation.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended December 31, 2007 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we will not have to report a material weakness in connection with our internal controls over financial reporting. If we fail to comply with the requirements of Section 404, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except as otherwise disclosed herein, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

The Company is not aware of any pending or threatened material legal proceedings during the quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities, except for the following:

During September and October 2007 the Company accepted subscriptions from 11 accredited investors pursuant to which the Company has issued and sold 2,550,000 of the Company’s shares of common stock, at a price of $2.00 per share for total gross proceeds of $5,100,000 (the “Offering”). The shares were issued pursuant to the subscriptions as follows: 1,000,000 shares for $1,999,956 net cash proceeds were issued before September 30, 2007, and the balance of 1,550,000 shares for net cash proceeds of $3,000,944, were issued in October 2007. The Offering was conducted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits.

(A)        Index to and Description of Exhibits.

Exhibit Index

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation *

3.4	Text of Amendment to the Bylaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Communicate.com, Inc. 2007 Stock Incentive Plan (5)

10.2	Employment Agreement dated September 8, 2007, between Communicate.com, Inc. and Jonathan Ehrlich (6)

10.3	Incentive Stock Option Agreement Granted Under the 2007 Stock Incentive Plan dated September 8, 2007 between Communicate.com, Inc. and Jonathan Ehrlich (7)

10.4	Employment Severance Agreement dated September 27, 2007, between Communicate.com, Inc. and David M. Jeffs (8)

10.5	Employment Agreement dated November 9, 2007, between Communicate.com Inc. and Mark Melville (9)

10.6	Incentive Stock Option Agreement Granted Under the 2007 Stock Incentive Plan dated November 9, 2007 between Communicate.com Inc. and Mark Melville (10)

10.7	Asset Purchase Agreement dated November 12, 2007, between Communicate.com Inc. and FrequentTraveller.com Inc. (11)

10.8	Real Property Lease Agreement between Communicate.com, Inc. and Landing Holdings Limited and Landing Properties Limited. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer) *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer) *

*Filed herewith

(1)	Previously filed as exhibit 2(a) to the Communicate.com, Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as exhibit 2(b) to the Communicate.com, Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(3)	Previously filed as exhibit 3.4 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on August 22, 2007 and incorporated herein by this reference.

(4)	Previously filed as exhibit 10.1 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 25, 2007 and incorporated herein by this reference.

(5)	Previously filed as exhibit 4.1 to the Communicate.com, Inc.’s Registration Statement Form S-8 as filed on August 22, 2007 and incorporated herein by this reference.

(6)	Previously filed as exhibit 10.1 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(7)	Previously filed as exhibit 10.2 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(8)	Previously filed as exhibit 10.1 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on October 3, 2007 and incorporated herein by this reference.

(9)	Previously filed as exhibit 10.1 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on November 16, 2007 and incorporated herein by this reference.

(10)	Previously filed as exhibit 10.2 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on November 16, 2007 and incorporated herein by this reference.

(11)	Previously filed as exhibit 10.1 to the Communicate.com, Inc.’s Current Report on Form 8-K as filed on November 16, 2007 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

/s/ C Geoffrey Hampson
Dated: November 19, 2007	By:
	Name:	C Geoffrey Hampson
	Title:	Director and Chief Executive Officer

/s/ J. Cameron Pan
Dated: November 19, 2007	By:
	Name:	J. Cameron Pan
	Title:	Chief Financial Officer

COMMUNICATE.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,071,105	$2,105,340
Available for sale securities	634,256	261,912
Prepaid expenses and deposit	83,289	-
Accounts receivable	83,848	21,206

	4,872,498	2,388,458

RESTRICTED CASH	-	20,000
EQUIPMENT, net	35,943	45,032
INTANGIBLE ASSETS	1,645,061	1,645,061

	$6,553,502	$4,098,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$958,861	$948,675
Due to related parties	43,180	43,180
	1,002,041	991,855

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
Issued and outstanding:
19,896,623 common shares (December 31, 2006 – 17,836,339)	10,906	8,846
Additional paid-in capital	6,725,401	3,605,579
Accumulated deficit	(1,184,846)	(507,729)

	5,551,461	3,106,696

	$6,553,502	$4,098,551

CONTINGENCY (Note 4)
COMMITMENT (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

SALES
eCommerce	$1,642,530	$1,555,396	$4,849,346	$4,358,228
Domain names	-	500,000	-	623,800
Domain name leasing and advertising	128,064	72,432	268,657	241,403
Royalties	-	-	-	21,673
Total sales	1,770,594	2,127,828	5,118,003	5,245,104
COST OF SALES
eCommerce	1,289,535	125,112	3,831,041	3,565,272
Domain names	-	1,238,542	-	191,012
Total cost of sales	1,289,535	1,363,654	3,831,041	3,756,284

GROSS PROFIT	481,059	764,174	1,286,962	1,488,820

EXPENSES
Depreciation	2,802	3,790	9,089	11,756
General and administrative	147,019	98,592	407,715	305,297
Management fees and employee salaries	547,689	221,939	1,096,053	789,010
Marketing	145,571	73,965	357,027	215,373
Professional fees	91,932	29,423	151,845	64,532
	935,013	427,709	2,021,729	1,385,968

(LOSS) INCOME BEFORE OTHER ITEMS	(453,954)	336,465	(734,767)	102,852
NON RECURRING INCOME	-	-	-	250,000
INTEREST INCOME	24,788	-	57,649	35,428
NON-CONTROLLING INTEREST SHARE OF
LOSS IN FT.COM	-	11,394	-	-

NET (LOSS) INCOME	$(429,166)	$347,859	$(677,118)	388,280

BASIC AND DILUTED NET (LOSS) INCOME
PER SHARE	$(0.02)	$0.02	$(0.04)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
– BASIC	18,948,362	17,836,339	18,317,646	17,836,339
– DILUTED	21,149,378	17,836,339	20,276,187	17,836,339

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(677,118)	$388,280
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash cost of domain name sales (Note 7)	-	191,012
Non-recurring income	-	(250,000)
Interest charged to additional paid-in capital	-	3,414
Stock based compensation	62,847	-
Accrued and unpaid severance costs	200,000	-
Share issuance costs	-	64,800
Depreciation	9,089	11,756
Changes in operating assets and liabilities:
Accounts receivable	(62,642)	(289,925)
Prepaid expenses	(83,289)	(41,608)
Accounts payable and accrued liabilities	(135,367)	(291,010)

CASH FLOW USED IN OPERATING ACTIVITIES	(686,684)	(291,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(372,344)	(160,008)
Purchase of domain name	-	(4,126)
Purchase of computer equipment	-	(7,669)

CASH FLOW USED IN INVESTING ACTIVITIES	(372,344)	(171,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	20,000	-
Proceeds from issuance of common stock	3,004,793	-
Loan proceeds	-	43,180

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,024,793	43,180

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,965,765	(60,904)

CASH AND CASH EQUIVALENTS, BEGINNING	2,105,340	1,735,887

CASH AND CASH EQUIVALENTS, ENDING	$4,071,105	$1,674,983

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Information
The consolidated financial statements of Communicate.com Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended December 31, 2006, and particularly to Note 2, which includes a summary of significant accounting policies. In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Severance Agreement
Pursuant to the terms and conditions of an employment severance agreement, dated September 27, 2007 (the “Severance Agreement”), between the Company and its former President, the Company has agreed to pay a severance allowance in the amount of $200,000 less any and all applicable government withholdings and deductions. Accordingly, the Company has accrued a $200,000 liability to its former President which has been expensed as management fees in the period ended September 30, 2007. Furthermore, pursuant to the Severance Agreement, for a period commencing on October 1, 2007 until December 31, 2007, the Company has agreed to retain its former President as a consultant for a monthly fee of $10,000 to assist in the day- to-day operations of the Company, the transition of duties, and the relocation of the Company’s offices.

Chief Executive Officer (“CEO”)
Effective June 1, 2007 the Company entered into a five year employment agreement with its CEO (the “CEO Agreement”). The CEO Agreement provides that the CEO will receive (1) an annual base salary of CAD$300,000; (2) a bonus of up to 60% of base salary. On September 11, 2007, the CEO was granted an incentive stock option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $2.50 per share. The option to purchase shares of common stock vests over the term of the incentive stock option plan as follows: (i) 330,000 shares exercisable on September 11, 2008 and (ii) thereafter the option to purchase 83,300 shares vests after each successive three-month period until the granted amount has vested. Unless earlier terminated, the option shall expire on September 11, 2012.

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 share purchase warrants to purchase 1,000,000 common stock with an exercise price of $1.25 effective and expiring June 10, 2009 to Hampson Equities Ltd., a company owned and controlled by the Company’s CEO, in exchange for $1,000,000 cash (received) pursuant to a subscription agreement dated June 1, 2007. These shares and share purchase warrants are restricted securities and are subject to resale restrictions under Rule 144.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS – (continued)

Chief Operating Officer and President (“COO”)
Pursuant to the terms and conditions of an employment agreement, dated September 8, 2007 (the “COO Agreement”), the Company has appointed a Chief Operating Officer and President (the “COO”), as of October 1, 2007 (the “Effective Date”). The COO Agreement provides for a term of five years. The COO Agreement provides that the COO will receive (a) an annual base salary of CDN $275,000; (b) a special bonus of CDN $200,000 to be paid on the Effective Date; (c) two additional special bonuses of $250,000 each, to be paid on each of the first and second anniversary of the Effective Date; (d) an additional cash bonus of up to 50% of base salary; and (e) a grant of 1,500,000 incentive stock options which will be subject to vesting as follows: (i) 500,000 Shares on the first anniversary of the Effective Date and (ii) thereafter 125,000 Shares vest after each successive three-month period. The Incentive Stock Options were granted under the Company’s 2007 Stock Option Plan on October 1, 2007.

NOTE 3 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising; eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the nine months ended September 30, 2007
	Domain Sales, Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	268,657	4,387,072	462,274	5,118,003
Segment Profit (Loss)	(498,448)	(169,552)	(66,767)	(734,767)

As at September 30, 2007
	$	$	$	$
Total Assets	1,389,395	5,094,109	69,998	6,553,502
Intangible Assets	1,389,395	252,366	3,300	1,645,061

NOTE 3 – SEGMENTED INFORMATION – (continued)

For the nine months ended September 30, 2006
	Domain Sales, Advertising and Royalty	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	886,876	3,960,228	398,000	5,245,104
Segment Profit (Loss)	385,865	(125,384)	(157,629)	102,852

As at September 30, 2006	$	$	$	$
Total Assets	1,347,126	2,357,606	68,422	3,773,154
Intangible Assets	1,347,126	252,366	3,300	1,602,792

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the nine months ended September 30,	2007	2006
	$	$
Segment (Loss) Profit	(734,767)	102,852
Non-Recurring Income	-	250,000
Interest Income	57,649	35,428
Net (Loss) Income	(677,118)	388,280

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

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

NOTE 5 – CAPITAL STOCK

Common Share Subscriptions

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants with an exercise price of $1.25 to a company owned and controlled by the Company’s CEO in exchange for $1,000,000 cash. The warrants expire June 10, 2009.

During September and October 2007 the Company accepted subscriptions from 11 accredited investors pursuant to which the Company has issued and sold 2,550,000 of the Company’s shares of common stock, at a price of $2.00 per share for total gross proceeds of $5,100,000 (the “Offering”). The shares were issued pursuant to the subscriptions as follows: 1,000,000 shares for $1,999,956 net cash proceeds were issued before September 30, 2007, and the balance of 1,550,000 shares for net cash proceeds of $3,000,944, were issued in October 2007.

Pursuant to the terms of the Offering, the Company has agreed to file a registration statement on Form SB-2 or other appropriate registration form with the Securities and Exchange Commission (the “Registration Statement”) on or before December 31, 2007 covering the resale of the common stock (the “Registerable Securities”) sold. The Company is further required to use its reasonable best efforts to maintain the Registration Statement effective for a period of (i) two years or (ii) until such time as all the Registerable Securities are eligible for sale under Rule 144k of the Securities Act of 1933, as amended. In the event the Registration Statement is not filed on or before December 31, 2007, the Company would be required to pay each investor, as a one-time penalty, shares of common stock of the Company equal to (i) 5% of the investor’s subscription amount, divided by (ii) the Offering Price (the “Penalty Shares”). The Penalty Shares shall be issued to the investor on or before January 15, 2008, and the Company shall include all such shares as Registerable Securities in the Registration Statement.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

Stock Options

The Board of Directors and stockholders approved the 2007 Stock Incentive Plan and adopted it August 21, 2007 (“the Plan”). The Company has reserved 5,000,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. Vesting terms of the options range from immediately to five years and no options will be exercisable for a period of more than ten years.

On September 11, 2007 the Company granted a total of 1,250,000 stock options to purchase the Company’s common stock at an exercise price of $2.50 per share, vesting over three years and exercisable for a period of five years, to the following individuals:

(a)	1,000,000 to the Company’s CEO;
(b)	50,000 to a consultant; and
(c)	100,000 each to two directors.

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 5 – CAPITAL STOCK – (continued)

Stock Options (continued)

All of the above options were valued using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 120.92%; a risk free interest rate of 4.07% - 4.11% and an average life of 3 years resulting in a value of $1.81 per option granted. The fair value of these options of $2,262,500 will be recognized on a straight-line basis over the next 3 years and accordingly, an expense of $62,847 has been recognized as of the period ended September 30, 2007.

A summary of the option activity for the nine months ended September 30, 2007 pursuant to the terms of the 2007 Plan is as follows:

	2007 Plan
		Weighted
	Outstanding	Average
	Options	Exercise
		Price
Options outstanding , December 31, 2006
Granted	1,250,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Options outstanding, September 30, 2007	1,250,000	$2.50
Options exercisable September 30, 2007	—
Exercise price	$2.50
Weighted average remaining life	4.95

Effective October 1, 2007, the Company granted to its COO 1,500,000 options to purchase the Company’s common stock at a price of $2.42 per share. These options vest over three years and are exercisable for a period of five years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 120.92%; risk free interest rate of 4.23% and an average life of 3 years resulting in a value of $1.42 per option granted. The fair value of these stock options of $2,130,000 will be recognized on a straight-line basis over the next 3 years, commencing October 1, 2007.

Common Stock Purchase Warrants

As of September 30, 2007, the Company has 1,000,000 warrants to purchase the Company’s common stock outstanding as follows:

		Weighted
		Average
	Outstanding	Exercise
	Warrants	Price

Warrants outstanding , December 31, 2006	-	$-
Granted	1,000,000	1.25
Cancelled or expired	-	-
Warrants exercisable September 30, 2007	1,000,000	$1.25
Exercise price	$1.25
Weighted average remaining life	1.70 Years

COMMUNICATE.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6 – COMMITMENT

Effective October 1, 2007 the Company leased a 5,400 square feet office in Vancouver, Canada from an unrelated party for a 5-year period starting from October 1, 2007 to September 30, 2012. Pursuant to the terms of the lease agreement, the Company has committed to basic rent costs for the next 5 years commencing October 1, 2007 as follows: (a) year 1 - $109,511; (b) year 2 - $114,853; (c) year 3 - $120,915; (d) year 4 - $125,537; and (e) year 5 - $130,879. The Company will also be responsible for common costs which are currently estimated to be equal to approximately 75% of basic rent.

NOTE 7 – DOMAIN NAME SALE

On August 11, 2006, DHI completed the sale and transfer of a sports domain name with a cost of $125,112 to an arms-length party for cash proceeds of $500,000.

NOTE 8 – SUBSEQUENT EVENTS

Effective November 6, 2007, pursuant to an Asset Purchase Agreement between the Company and FT, the Company acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833 of debt owed by FT to the Company.

As of November 9, 2007, the Company entered into a five year employment agreement with its Chief Corporate Development Officer (“CCDO”) (the “CCDO Agreement”), effective January 1, 2008 (the “Effective Date”). The CCDO Agreement provides that the CCDO will receive (1) an annual base salary of CDN$250,000, commencing January 1, 2008; (2) a bonus of up to 50% of base salary; (3) a special bonus of CDN $300,000 to be paid on or the Effective Date; (4) two special bonuses of $100,000 each to be paid on each of the first and second anniversary of the Effective Date; and (5) an incentive stock option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price equal to the market closing price of the Company’s common shares on the Effective Date. The option to purchase shares of common stock vests over the term of the CCDO Agreement as follows: (i) exercisable as to 33.333% of the shares on the first anniversary of the Effective Date and (ii) an additional 8.333% of the shares on the last day of each successive three month period thereafter, until all such shares have vested. Unless earlier terminated, the option shall expire on January 1, 2013. The Incentive Stock Options will be granted under the Company’s 2007 Stock Option Plan.