Form 10KSB
period 2007-12-31
COMMUNICATE COM INC
filed 2008-03-31
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

Commission file number  000-29929

COMMUNICATE.COM INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0346310 (I.R.S. Employer Identification No.)
375 Water Street, Suite 645, Vancouver, British Columbia (Address of principal executive offices)	V6B 5C6 (Zip Code)

Issuer’s telephone number (604) 453-4870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [ x ]     No   [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] Yes   [ X ]  No

State issuer’s revenues for its most recent fiscal year.

$9,079,234

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $35,589,703 based upon the average bid and asked price listed on the OTC Bulletin Board on March 14, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 14, 2008
Common Stock - $0.001 par value	21,446,623

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2007, including the discussion of the business of Communicate.com Inc. (“Communicate”, “CMNN”, the “Company”, “we”, “us”, and “our”.), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Communicate, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Communicate’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include but not limited to statements regarding (1) expectation that revenue will increase during fiscal 2008; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2008 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Communicate’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in Communicate’s filings with the Securities and Exchange Commission.  The results that Communicate achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

PART I

Item 1.

Description of Business.

OVERVIEW

We were incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”. We changed our name on August 21, 2000 to “Communicate.com Inc.”

We were organized as a development stage company with the intent to acquire assets or shares of an entity actively engaged in business that generated revenues in exchange for our securities.

OPERATING SUBSIDIARY

Communicate’s principal operating subsidiary, DHI, was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.” IMEDIAT Digital Creations, Inc. changed its name on April 14, 1999 to Communicate.com Inc. and continued into the Province of Alberta and, on April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc. DHI has an authorized capital of an unlimited number of shares of common stock with 22,548,738 shares currently issued and outstanding, 21,391,580 (94.9%) of which are held by Communicate. On December 31, 2005, DHI reorganized by transferring certain domain name assets into its wholly owned subsidiary Acadia Management Corp., a British Columbia corporation incorporated on December 1, 2005. On December 31, 2006, DHI transferred the domain name Importers.com, to its wholly owned subsidiary 0778229 B.C. Ltd. (“Importers.com”), a British Columbia company incorporated on December 27, 2006. DHI also has a dormant wholly owned subsidiary 613784 B.C. Ltd., which was incorporated on August 21, 2000.

DHI is also referred to in this prospectus as our “Subsidiary”. Neither Communicate nor its Subsidiary has been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

FORMER SUBSIDIARY

On October 1, 2003, we acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002. As of September 30, 2007, we owned a 50.4% interest in FT. FT provides travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by us, pursuant to a domain lease agreement entered with FT, dated May 1, 2005 (the “Domain Lease Agreement”), namely Indonesia.com, Malaysia.com, Brazil.com, Canadian.com, and Greatbritain.com. FT commenced limited operations in November 2003. We unwound our relationship with FT and effective November 12, 2007, pursuant to an asset purchase agreement between us and FT, we have acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the delivery of 8,000,000 shares of FT owned by us; and (b) the cancellation of $261,833 of debt owed by FT to us under the Domain Lease Agreement. As a result, we acquired all rights associated with the operation of the frequentraveller.com website and terminated the Domain Lease Agreement. FT is no longer our subsidiary.

BUSINESS OF COMMUNICATE AND ITS OPERATING SUBSIDIARY

Our sole business currently is that of managing the business of our Subsidiary. DHI is in the business of utilizing its exclusive ownership of domain names to develop Internet-related business ventures and in online product sales.

Building businesses around Top Level Domains. DHI owns, builds and operates websites around a portfolio of easy to remember domain names. These domain names span several consumer and business-to-business categories including health & beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (importers.com). These websites generate revenue by selling products (ecommerce) and/or selling space to advertisers.

Ecommerce Revenues. DHI currently generates almost all of its ecommerce revenue through product sales on Perfume.com. In 2007 and beyond, we will continue to build Perfume.com ecommerce revenues and explore other product-related revenue streams across our domain-name portfolio.

Advertising Revenues. Over time, DHI expects to generate significant revenues by selling advertising either directly to advertisers or in-partnership with third-party advertising networks. We entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which we were paid a fee for referrals to sites with connections to Overture resulting in subsequent growth in Internet advertising. We terminated our relationship with Overture Services, Inc. (“Overture”) effective February 29, 2008, in order to give us more flexibility to deploy advertising across our websites.  In 2007, referral advertising revenue accounts for 93% (67% in 2006) of all advertising revenue generated by us.  As we develop the domain website sites, we will likely re-visit a direct relationship with a third-party advertising network but engage them on better terms for DHI.

Travel Sales. Through our former subsidiary FT, we began selling travel services to travelers visiting the geographic regions that are encompassed by our domain names. FT’s business plan was to generate revenues on products sold for third parties and inventory purchased on account from tour operators and hotel establishments.

FT’s travel sites were launched late in 2003 and conducted limited business in 2006 and 2007 as FT continued to develop its product mix, identify travel partners and suppliers for the region, hire and train travel staff, and develop its administrative and reporting system. FT had not yet become profitable throughout 2007 and was expected to operate at a loss for the year. Amidst its development efforts, FT faced events that were particular to the region and outside its control, such as the recurrences of SARS and avian flu, terror threats and the Tsunami disaster. While we believe that we have developed the platform for a worthwhile travel business, we were disappointed that the business has not reached its goal for break-even sales of $150,000 per month. Accordingly, we unwound our relationship with FT. We acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, and all rights associated with the operation of the frequentraveller.com website and FT is no longer our subsidiary.

Joint Ventures and Participations. We believe that joint ventures and partnerships are a viable and potentially attractive way to build profitability. Each partnership opportunity will be evaluated based on its prospects for long term value-creation. These partnerships may take several forms including leasing, renting or co-investing to develop one or more of the websites. We expect to continue to seek additional opportunities utilizing our domain names; however, there can be no assurance that we will be able to locate such opportunities, or if located, we will be able to enter into arrangements with such entities.

Sale and Lease of Domain Names. We recognize opportunities which arise to monetize our ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. Previous management sought opportunities to sell all or a portion of the domain names we held in one or a series of transactions. On January 1, 2002,the carrying value of the assets was reduced by $1,426,736 to $1,793,264 upon the adoption of SFAS 142.  In 2006, we sold Vancouver.com and Wrestling.com; and in 2007, there was no sale of domain name assets. Subsequent to the fiscal year end, we entered into an agreement with an unrelated third party to sell Surrey.com subject to terms which included specific payments to be received over a number of years.  The completed sale and transfer of ownership to the third party will occur only after these terms are met and upon receipt of the last payment owing. Present management has determined that there is more value in building businesses around the remaining domain names, and therefore, we are not actively marketing the sale of our domain name assets. We continue to evaluate any offers received and in the future, and may buy domains names to complement our existing businesses in the health and beauty, sports, travel and global trade categories.

RECENT TRANSACTIONS

On March 25, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Communicate.com Delaware, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Subsidiary”), Entity, Inc., a Delaware corporation, (“Entity”), Harjeet Taggar, Kulveer Taggar and Patrick Collison, the founding members of Entity (each a “Founder” and collectively, the “Founders”) and Harjeet Taggar as representative of the shareholders of Entity (the “Stockholder Representative”).

Pursuant to the Merger Agreement, Entity shall merge with and into the Merger Subsidiary with the Merger Subsidiary as the surviving corporation (the “Merger”). The Merger is anticipated to occur on May 23, 2008 (the “Closing”) upon the filing of certificates of merger in the State of Delaware (the “Effective Time”).  In connection with the Merger, the stockholders of Entity shall receive in total (i) $2,000,000 cash minus certain assumed liabilities (the “Cash Consideration”) and (ii) such number of shares of common stock of the Company equal to $3,000,000 divided by the lower of (a) $3.00 per share or (b) the closing price of the Company’s share on The Over the Counter Bulletin Board on the business day immediately preceding the day on the which the Merger Subsidiary files the certificate of merger (the “Effective Time”); provided that the denominator shall not be less than $2.50 (the “Merger Shares”), in exchange for all the issued and outstanding shares of Entity.

Each Entity stockholder shall be entitled to receive as of the Closing (i) 34% of the Merger Shares (the “Initial Shares”) and (ii) the Cash Consideration minus $800,000 (the “Initial Cash”).  The remaining Merger Shares shall be distributed in the amount of 22% of such Shares on each of the first, second and third anniversary of the Merger (the “Distribution Shares”) and the remaining $800,000 of the total Cash Consideration (the “Distribution Cash”), shall be distributed on the first anniversary of the Merger (each a “Distribution Date”).  All amounts of Initial Shares, Distribution Shares, Initial Cash, and Distribution Cash shall be distributed pro rata among the Entity Stockholders. The distribution of the Distribution Shares to the Founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.

Pursuant to the Merger Agreement, the Merger Subsidiary entered into (i) a Founders Employment Agreement (the “Founders Employment Agreement”) with each of the Founders, (ii) an Employment Agreement (the “Employment Agreement”) with Mr. Philip Kast and Mr. Brian Collins, and (iii) a Secondment Agreement (the “Secondment Agreement”) with each of the Founders and Mr. Kast and Mr. Collins. Each of the foregoing agreements shall become effective at the time of the Merger. In addition, the Merger Subsidiary entered into an Interim Consulting Agreement (the “Interim Consulting Agreement”) with each of the Founders, Mr. Kast, and Mr. Collins whereby each individual will perform certain software development and engineering services to the Company pending the closing of the Merger.

Under the terms of the Founder Employment Agreements, Mr. Harjeet Taggar and Mr. Kulveer Taggar will serve in the positions of Directors of Product Management effective as of the Closing of the Merger.  Mr. Collison will serve in the position of Director of Engineering effective as of the Closing of the Merger.  In connection with each Founder Employment Agreement each Founder shall also enter into a Stock Option Agreement on the Closing date with the Company, pursuant to which he will be granted an incentive stock option by the Company under the Company’s 2007 Stock Incentive Plan for the purchase of 100,000 shares of the Company’s common stock at the at a price per share equal to the market closing price of the Common Stock on the grant date.

Pursuant to the terms of the Employment Agreement, each Mr. Kast and Mr. Collins shall provide engineering and software development services.  Mr. Patrick Kast will serve in the position of Senior Engineer.   Mr. Brian Collins will serve in the position of Engineer. Each of Mr. Collins and Mr. Kast shall also enter into a Stock Option Agreement on the Closing date, pursuant to which he will be granted an incentive stock option by the Company under the Company’s 2007 Stock Incentive Plan for the purchase of 50,000 shares of the Company’s common stock at a price per share equal to the market closing price of the common stock on the grant date.

Pursuant to the terms of the Secondment Agreement, each employee’s services may be exchanged between the Merger Subsidiary and the Company’s subsidiary, Domain Holdings, Inc. a corporation incorporated under the laws of Alberta, Canada, thereby providing for his employment in both the United States and Canada.

The respective boards of directors of the Company, Merger Subsidiary, and Entity have each approved the Merger Agreement and the transactions contemplated there under.  The Closing of the transactions and the effectiveness of the Merger are anticipated to occur on or about May 23, 2008.  However, there can be no assurances that the transactions contemplated under the Merger Agreement will be consummated.  In addition, the shareholders of Entity must vote to approve the Merger and such approval has not yet been obtained in compliance with the requirements of Delaware law. The Merger Agreement contains customary representations, warranties and covenants of both the Company and Entity some of which are conditions to the Closing.

COMPETITIVE CONDITIONS

We compete with many companies possessing greater financial resources and technical facilities than us in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while we hold title to a wide variety of generic names that may prove valuable, many of our competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business longer than us and may have established more strategic partnerships and relationships than we have. In addition, The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction, of additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of our domain name assets. We do not presently intend to acquire domain names using newly authorized root domain names to match our existing domain names, although we have certain .cn (China) root domain names to complement our growth strategy.

ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by us.

NEW PRODUCTS AND SERVICES

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not currently depend on any single customer for a significant proportion of our business. However, as we enter into strategic transactions, we may choose to grant exclusive rights to a small number of parties or otherwise limit our activities that could, in turn, create such dependence. We, however, have no current plans to do so.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

We currently do not own any patents, trade names or trademarks and we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks. On November 16, 2007, we filed a trademark application for the mark "LIVE CURRENT" in International Class 35 which was assigned serial number 77327622. On March 11, 2008, we filed a trademark application for the mark "DESTINATIONHUB" in International Class 35 which was assigned serial number 77414025. Those applications are pending. We are party to certain royalty agreements with strategic partnerships relating to percentages of third party product sales that occur through our online businesses, which are also known as “affiliate programs”.

All of our online businesses and web sites are copyrighted upon loading. “Communicate.com” is a registered domain name of DHI. While we will consider seeking further trademark protection for our online businesses and the associated domain names, we may be unable to avail ourselves of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, we will seek trademark protection only where we have determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

EFFECT OF EXISTING GOVERNMENTAL REGULATION

Our services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon us and our business.

Licensing. Currently, other than business and operations licenses applicable to most commercial ventures, we are not required to obtain any governmental approval for our business operations, although we apply to ICANN and its contractors to obtain and maintain our domain name assets. There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company. Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on our business.

Privacy Legislation and Regulations. While we are not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce our revenues and those of our strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. We may also be impacted by the recently-enacted US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of our inventory of domain names.

Advertising Regulations. In response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of our inventory of domain names.

Taxation. Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation that would subject Internet transactions to sales, use or other taxes. Because there are a variety of jurisdictions considering such actions, any attempt to tax Internet transactions could create uncertainty in the ability of Internet-based companies to comply with varying, and potentially contradictory, requirements. We cannot predict whether any of the presently proposed schemes will be adopted, or the effect any of them would have on the Company.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on our business and add additional costs to doing business on the Internet.

EMPLOYEES

We presently employ twenty full-time employees and eight consultants.

RISK FACTORS

An investment in the common stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “plan,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments

Risks Relating to Our Business

WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. We may not be able to prevent third parties from acquiring domain names that are confusingly similar to our domain names, which could adversely affect our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. However, the regulation of Internet addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Internet addresses in all countries where we conduct business. All of our online businesses and web sites are copyrighted upon loading. “Communicate.com” is a registered domain name of DHI. While Communicate will consider seeking further trademark protection for its online businesses and the associated domain names, we may be unable to avail ourselves of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, we will seek trademark protection only where we determine that the cost of obtaining protection and the scope of protection provided result in a meaningful benefit to us.

WE COMPETE WITH COMPANIES POSSESSING SUBSTANTIALLY GREATER RESOURCES WHICH MAY ADVERSELY AFFECT OUR ABILITY TO ATTRACT QUALIFIED PERSONNEL OR TO ACQUIRE DOMAIN NAMES.

We compete with many companies possessing greater financial resources and technical facilities than ourselves in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while we hold title to a wide variety of generic names that may prove valuable, many of our competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than we have and may have established more strategic partnerships and relationships than us.

NEW ROOT DOMAIN NAMES MAY HAVE THE EFFECT OF ALLOWING THE ENTRANCE OF NEW COMPETITORS AT LIMITED COST, WHICH MAY REDUCE THE VALUE OF OUR DOMAIN NAME ASSETS.

The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction, of additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of our domain name assets. We do not presently intend to acquire domain names using newly authorized root domain names to match our existing domain names, although we have certain .cn (China) root domain names to complement our growth strategy. ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by us.

FAILURE TO MANAGE GROWTH EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

THE LOSS OF CERTAIN KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITON.

Our performance is substantially dependent upon the services of our executive officers and other key employees, as well as on our ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the ownership, development, and management of websites and Internet domain names. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Hampson, our Chief Executive Officer and Chairman, Mr. Ehrlich, our Chief Operating Officer and President, Mr. Melville, our Chief Corporate Development Officer, and Chantal Iorio, our Vice President Finance, would be detrimental. We have employment agreements with Mr. Hampson, Mr. Ehrlich, Mr. Melville and Ms. Iorio that provide for their continued service to us until June 1, 2012, October 1, 2012, January 1, 2013 and January 7, 2013 respectively.

WE MAY UNDERTAKE ACQUISITIONS THAT COULD INCREASE OUR COSTS OR LIABILITIES OR BE DISRUPTIVE WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. We have entered into an Agreement and Plan of Merger to acquire Entity, Inc. (known as “Auctomatic”) for the primary purpose of employing its founders who we believe will enable us to execute on our strategy of building successful websites in various commerce segments.  Other than that merger agreement, we do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material operations but we will consider acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. We may not be able to successfully complete the Auctomatic merger or integrate the work of the Auctomatic development team into our existing personnel groups. If we do identify other appropriate acquisition candidates, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize expected cost efficiencies or synergies. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. If any such acquisition occurs, there can be no assurance as to the effect thereof on our business, results of operations, and financial condition.

WE ARE SUB.JECT TO RISKS ASSOCIATED WITH ADVERTISING ON THE INTERNET WHICH MAY REDUCE THE VALUE OF OUR INVENTORY OF DOMAIN NAMES.

The federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, and we do not participate in such programs, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of our inventory of domain names.

WE ANTICIPATE RAISING ADDITIONAL CAPITAL IN THE FUTURE. FAILURE TO RAISE SUFFICIENT CAPITAL WILL LIMIT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

Although we will not have a need to raise additional funds through financing activity to maintain our operations for the next twelve (12) months, we anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the future to carry out our business strategy and seize opportunities to make business acquisitions. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR SHAREHOLDERS HAVE SIGNIFICANT SHAREHOLDINGS, WHICH MAY LEAD TO CONFLICTS WITH OTHER SHAREHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

Our current directors, officers and more than 5% shareholders, as a group, beneficially own approximately 32.5% of our outstanding common stock. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors and mergers or other business combinations.

THE MAJORITY OF OUR ADVERTISING REVENUE IS GENERATED THROUGH OUR RELATIONSHIP WITH OVERTURE SERVICES, INC., AND WE MAY NOT BE ABLE TO OBTAIN AN APPROPRIATE REPLACEMENT IF REQUIRED WHICH COULD HAVE AN ADVERSE IMPACT ON OUR ADVERTISING REVENUE.

We entered into an arrangement with Overture Services, Inc. (“Overture”) in 2001, pursuant to which we were paid a fee for referrals to sites with connections to Overture resulting in subsequent growth in Internet advertising. In 2007, referral advertising revenue accounts for 93% (67% in 2006 and 87% in 2005) of all advertising revenue generated by us. We terminated our relationship with Overture Services, Inc. (“Overture”) effective February 29, 2008, in order to give us more flexibility to deploy advertising across our websites.  As we develop the domain website sites, we will likely re-visit a direct relationship with a third-party advertising network but engage them on better terms for DHI.

WE MAY BE SUBJECT TO RECENTLY ENACTED PRIVACY LEGISLATION AND REGULATION WHICH COULD REDUCE OUR POTENTIAL REVENUES AND PROFITABILITY.

Entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. We may also be impacted by the recently-enacted US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of our inventory of domain names.

ANY ATTEMPT OF FEDERAL OR STATE GOVERNMENT TO TAX INTERNET TRANSACTIONS COULD CREATE UNCERTAINTY IN OUR ABILITY TO COMPLY WITH VARYING, AND POTENTIALLY CONTRADICTORY, REQUIREMENTS WHICH COULD NEGATIVELY IMPACT OR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Currently, the sale of goods and services on the Internet is not subject to a uniform system of taxation. A number of states, as well as the federal government, have considered enacting legislation that would subject Internet transactions to sales, use or other taxes. Because there are a variety of jurisdictions considering such actions, any attempt to tax Internet transactions could create uncertainty in the ability of Internet-based companies to comply with varying, and potentially contradictory, requirements. We cannot predict whether any of the presently proposed schemes will be adopted. We cannot predict the effect, if any, the adoption of such proposed schemes would have on our business with certainty; however, they are likely to have a negative impact on our business, results of operations or financial condition.

LAWS MAY BE ADOPTED IN THE FUTURE REGULATING COMMUNICATIONS AND COMMERCE ON THE INTERNET WHICH COULD HAVE A NEGATIVE IMPACT UPON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on our business and add additional costs to doing business on the Internet.

WE MAY BE EXPOSED TO LIABILITY FOR INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHER COMPANIES WHICH COULD RESULT IN SUBSTANIAL COSTS TO US IN THE DEFENSE OF PATENT OR TRADEMARK INFRINGEMENT SUITS.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents, trademarks or copyrights upon which our domain names or their use might infringe, and the majority of our portfolio of Domain Names are generic in nature, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.

WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2008 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report material weaknesses, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Ownership of Our Securities

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK”. THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF THE COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

THE STOCK MARKET IN GENERAL HAS EXPERIENCED VOLATILITY THAT OFTEN HAS BEEN UNRELATED TO THE OPERATING PERFORMANCE OF LISTED COMPANIES. THESE BROAD FLUCTUATIONS MAY BE THE RESULT OF UNSCRUPULOUS PRACTICES THAT MAY ADVERSELY AFFECT THE PRICE OF OUR STOCK, REGARDLESS OF OUR OPERATING PERFORMANCE.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER PAY DIVIDENDS. INVESTORS SEEKING CASH DIVIDENDS SHOULD NOT PURCHASE OUR COMMON STOCK.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Nevada state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

LIMITATIONS ON DIRECTOR AND OFFICER LIABILITY AND OUR INDEMNIFICATION OF OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING SUIT AGAINST A DIRECTOR.

Our Articles of Incorporation and Bylaws provide, with certain exceptions as permitted by governing Nevada law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our Articles of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Nevada law.

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR COMMON STOCK, AND ADVERSELY AFFECT THE PER SHARE PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR AN INVESTOR TO SELL SHARE OF COMMON STOCK AT ANY REASONABLE PRICE, IF AT ALL.

Future sales of substantial amounts of our common stock in the public market, if such a market develops, or the perception that such sales could occur, could put downward selling pressure on our common stock, and adversely affect the market price of our common stock.

THE OVER THE COUNTER BULLETIN BOARD IS A QUOTATION SYSTEM, NOT AN ISSUER LISTING SERVICE, MARKET OR EXCHANGE. THEREFORE, BUYING AND SELLING STOCK ON THE OTC BULLETIN BOARD IS NOT AS EFFICIENT AS BUYING AND SELLING STOCK THROUGH AN EXCHANGE. AS A RESULT, IT MAY BE DIFFICULT FOR YOU TO SELL YOUR COMMON STOCK OR YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK FOR AN OPTIMUM TRADING PRICE.

The Over the Counter Bulletin Board (the “OTC BB”) is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.  Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

WE EXPECT VOLATILITY IN THE PRICE OF OUR COMMON STOCK, WHICH MAY SUBJECT US TO SECURITIES LITIGATION RESULTING IN SUBSTANTIAL COSTS AND LIABILITIES AND DIVERTING MANAGEMENT’S ATTENTION AND RESOURCES.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR SHARES, AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR AN INVESTOR TO SELL HIS SHARES AT ANY REASONABLE PRICE, IF AT ALL.

Future sales of substantial amounts of our common stock in the public market, if such a market develops, or the perception that such sales could occur, could put downward selling pressure on our shares and adversely affect the market price of our common stock.

Item 2.

Description of Property.

Communicate’s assets consist of a portfolio of approximately 900 domain names.

Communicate and its Subsidiary operate from their principal office at 375 Water Street, Suite 645, Vancouver, British Columbia V6B5C6, Canada. Communicate’s telephone number is (604) 453-4870. Communicate rents the office space consisting of 5,400 square feet on a lease basis for a 5-year period starting from October 1, 2007 to September 30, 2012. Pursuant to the terms of the lease agreement, the Company has committed to basic rent costs for the next 5 years commencing October 1, 2007 as follows: (a) year 1 - $109,511; (b) year 2 - $114,853; (c) year 3 - $120,915; (d) year 4 - $125,537; and (e) year 5 - $130,879. The Company will also be responsible for common costs which are currently estimated to be equal to approximately 75% of basic rent.  The Company also leases an office at 200 First Avenue West, Suite 400,Seattle, WA 98119 for a nominal amount per month.

Item 3.

Legal Proceedings.

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. We estimate the amount of potential exposure it may have with respect to litigation claims and assessments.

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

On March 9, 2000, Paul Green commenced a separate action in the Supreme Court of British Columbia (No. S001317) against DHI. In that action, Paul Green claimed wrongful dismissal and a breach of contract on the part of DHI. Paul Green is seeking an undetermined amount of damages and, among others, an order of specific performance for the issuance of a number of shares in the capital of DHI equal to 18.9% or more of the outstanding shares of DHI. On June 1, 2000, DHI filed a statement of defense and counterclaim. Management intends to defend this action vigorously.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

Communicate’s common stock, $0.001 par value per share, has been quoted on the NASD OTC Bulletin Board since May 11, 2000 under the symbol “CMNN” (formerly “TRYD”).  The table below gives the high and low bid information for each fiscal quarter for the past two years. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2007	$2.06	$2.03	OTC Bulletin Board
September 30, 2007	$2.65	$1.60	OTC Bulletin Board
June 30, 2007	$2.10	$1.01	OTC Bulletin Board
March 31, 2007	$1.48	$0.90	OTC Bulletin Board
December 31, 2006	$1.44	$0.90	OTC Bulletin Board

(b)

Holders of Record

We have approximately 1000 record holders of our common stock as of December 31, 2007 according to a shareholders' list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is X-Clearing Corp., 535 Sixteenth Street Mall, Suite 810, Denver, CO 80202 and their telephone number (303) 573-1000.

(c)

Dividends

We have never declared nor paid any cash dividends on our common stock and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declaration and payment of cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	4,360,000	$2.19	640,000

Total	4,360,000	$2.19	640,000

On August 21, 2007, the Board of Directors adopted the Communicate.com Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the Plan include our employees, officers, directors, consultants, independent contractors, and advisors to the Company or any parent or subsidiary of the Company.

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the plan may not be exercised after ten (10) years from the date the option is granted. A total of 5,000,000 shares of common stock were reserved for awards granted under the Plan. As of March 14, 2008, we had issued an aggregate of 4,360,000 shares of common stock to Twenty Four (24) individuals pursuant to the Plan.  An additional option for 10,000 shares of common stock has been approved by the Board of Directors of the Company on March 14, 2008 and is reserved for issuance to a new employee on April 15, 2008 upon commencement of his employment with the Company.

Options granted under the Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees and employees of our subsidiaries (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the share of common stock of the Company on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of the share of common stock of the Company on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of the common stock of the Company on the date of grant in the case of individual owning 10% or more of the common stock of the Company. Neither incentive stock options nor non-qualified stock options may have a term exceeding ten (10) years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed five (5) years. We are required to obtain shareholder approval of the Plan before the options granted can qualify for incentive stock option treatment under U.S. tax laws.

(e)

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”) by reason of the exemption afforded under Section 4(2) of the Securities Act within the past three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On March 22, 2005, we issued 275,000 restricted shares of common stock for aggregate consideration of $137,500 of which $100,000 was in cash. These shares are restricted securities and are subject to resale restrictions under Rule 144 of the Securities Act (“Rule 144”).

On May 16 2005, we issued 160,000 restricted shares of common stock to staff in settlement of bonuses earned and accrued in 2004. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 22, 2005, we issued 2,000,000 restricted shares of common stock for aggregate consideration of $100,000 pursuant to an exercise of two million share purchase warrants at an exercise price of $0.05 per warrant.  Communicate relied on an exemption from registration under Regulation S of the Securities Act of 1933 in issuing the shares. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 22, 2005, we issued 2,000,000 restricted shares of common stock for aggregate consideration of $100,000 pursuant to exercise of warrants to purchase two million shares of the Company’s common stock at an exercise price of $0.05 per share.

On August 15, 2006, we issued 80,000 restricted shares of common stock to staff in settlement of certain bonuses earned in 2006. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On May 25, 2007, we issued 60,284 restricted shares of common stock to staff in settlement of certain bonuses earned in 2007. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On June 11, 2007, the Board of Directors of Communicate issued 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 additional shares of restricted common stock at the price of $1.25 effective until June 10, 2009 to Hampson Equities Ltd. (a company owned and controlled by C. Geoffrey Hampson) pursuant to a subscription agreement dated June 1, 2007. These shares are restricted securities and are subject to resale restrictions under Rule 144.

On September 24, 2007, we issued 2,550,000 restricted shares of common stock to 12 accredited investors for aggregate consideration of $5,100,000 under the terms of subscription agreements between us and the holders.

Within the past three years we have issued the following securities not registered under the Securities Act by reason of the exemption afforded under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

Item 6.

Management’s Discussion and Analysis.

           Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack of resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to the consolidated audited financial statements included elsewhere in this report.

1.  Forward Looking Statements

The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. Its forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When management uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

To the extent it is entitled, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to hire and retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in business model, the potential lack of product acceptance, its potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, the timing of and proceeds from the sale of restricted securities it holds and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

2.  Business Overview

Through our majority-owned subsidiary, Domain Holdings, Inc. (“DHI”, formerly Communicate.com Inc.) the Company is involved in monetizing the Company’s portfolio of domain names.  A number of these domain names generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category.

DHI owns, builds and operates websites around a portfolio of easy to remember domain names. These domain names span several consumer and business-to-business categories including health & beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (importers.com). These websites generate revenue by selling products (ecommerce) and/or selling space to advertisers.

The Company has focused, since the beginning of 2001, on developing revenue streams from its domain names. Revenue is generated from the sale of third-party products and services using e-commerce, "pay-per-click" advertising, leasing domain names and the trading of domain name assets. The Company has been selling fragrances, beauty and sports products directly to consumers online and travel services through our majority-owned subsidiary FrequentTraveller.com Inc. (“FT”) since 2003.

Due to poor operating results and cash flows, the Company’s relationship with FT was terminated effective November 12, 2007. On the same date, the Company entered into an Asset Purchase Agreement (“APA”) with FT whereby the Company acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property for a total consideration for (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833 of debt owed FT to the Company resulting in a gain on disposal of the investment of $276,805. As such, the Company has acquired all rights associated with the operation of the FrequentTraveller.com website. As at November 12, 2007, FT is no longer a subsidiary.

Management believes that it can develop and sustain businesses based on the foundation of the generic, intuitive domain names it owns, in part because of the significant numbers of visitors that are attracted to websites utilizing those names. Moreover, because there are a limited number of potential domain names, we believe that the value of these names may be significant and may allow Communicate to build sizeable and profitable businesses around them. These names may also assist the Company to achieve strategic relationships with leading businesses participating in those sectors.

In 2003, Communicate acquired a number of .cn (China) domain names through a lottery-allocation to enhance and add value to its travel related domains (e.g. airfare.cn, hostels.cn and rooms.cn) and trade-directory business (e.g. naturalgas.cn, fertilizer.cn, minerals.cn and gemstones.cn) which management plans to develop and monetize. In 2005, Communicate also acquired a portfolio of second and third tier .com domain names, such as shoppingbound.com, pharmacybound.com and vietnambound.com. Management believes the acquired domain names, in addition to those already owned by Communicate, will increase its overall Internet traffic, which can benefit both its retail and advertising revenue growth. In particular, management feels that the .cn domain names could have significant value as the eCommerce and internet advertising markets develop in China over the coming years.

Communicate anticipates that it will, in the coming years, independently develop in-house capabilities with respect to technology, processes, and products, and will otherwise engage in research and development or similar activities around the concept of monetizing the portfolio of domain names. In addition to the above, Communicate will engage in arrangements with its strategic partners and outside suppliers.

The Company presently employs twenty full-time employees and eight consultants. At the beginning of the year, the Company occupied approximately 5,000 square feet of office space in Vancouver, British Columbia and in Seattle, Washington. Effective October 1, 2007, the Company moved its Vancouver location and entered into a new five year office lease in Vancouver for approximately 5,400 square feet.  The Company also leases an office at 200 First Avenue West, Suite 400,Seattle, WA 98119 for a nominal amount per month.

3.  Selected Financial Data

The following selected financial data was derived from the Company’s unaudited consolidated financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

CONSOLIDATED STATEMENTS OF OPERATIONS

 Fourth Quarters Ended December 31, 2007 and 2006

 (Expressed in U.S. dollars)

	Quarter Ended December 31,	Quarter Ended December 31,
	2007	2006

SALES
ECommerce	$3,744,465	$3,117,975
Domain name leasing and advertising	180,956	71,389
Miscellaneous income	35,810	-
Total Sales	3,961,231	3,189,364

COST OF SALES
ECommerce	3,190,432	2,590,296
Total Cost of Sales	3,190,432	2,590,296

GROSS PROFIT	770,799	599,068

EXPENSES
Amortization and depreciation	20,080	3,521
General and administrative	447,478	180,281
Management fees and employee salaries	884,998	280,147
Marketing	460,074	124,132
Other expenses	637,730	-
Total Expenses	2,450,360	588,081

LOSS BEFORE OTHER ITEMS	(1,679,561)	10,987

Interest and investment income	61,925	12,873
Gain on disposal of subsidiary of Frequenttraveler.com Inc.	276,805	-
Non-controlling interest share of loss in Frequenttraveler.com Inc.	-	2,297
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE
PERIOD	$(1,340,831)	$26,157

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.06)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	21,389,558	17,836,339

The following selected financial data was derived from the Company’s audited consolidated financial statements as filed in this report. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

CONSOLIDATED STATEMENTS OF OPERATIONS

 Years Ended December 31, 2007 and 2006

(Expressed in U.S. dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

SALES
eCommerce	$8,593,811	$7,476,203
Domain name leasing and advertising	449,613	312,792
Miscellaneous income	35,810	21,673
Total Sales	9,079,234	7,810,668

COST OF SALES
eCommerce	7,021,473	6,155,568
Total Cost of Sales	7,021,473	6,155,568

GROSS PROFIT	2,057,761	1,655,100

EXPENSES
Amortization and depreciation	29,169	15,277
General and administrative	1,007,038	550,110
Management fees and employee salaries	1,981,051	1,069,157
Marketing	817,101	339,505
Other expenses	637,730	-
Total Expenses	4,472,089	1,974,049

LOSS BEFORE OTHER ITEMS	(2,414,328)	(318,949)

Royalty settlement	-	250,000
Net proceeds from sales of domain names	-	432,788
Interest and investment income	119,574	48,301
Gain on disposal of subsidiary of Frequenttraveler.com Inc.	276,805	-
Non-controlling interest share of loss in Frequenttraveler.com Inc.	-	2,297
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE
YEAR	$(2,017,949)	$414,437

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.11)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	19,070,236	17,786,339

4.     Results of Operations

Sales and Costs of Sales

The Q4 of 2007 accounted for the highest revenue quarter in the Company’s operating history, as overall revenue grew over 23% compared to Q4 of 2006, and was approximately 124% over the revenues for Q3 of 2007. This increase was primarily due to strong product sales on the perfume.com website, particularly due to a strong holiday season. Overall, product sales represented 95% of total revenues in Q4 of 2007, compared to 98% of total revenues in Q4 of 2006.

In the year ended December 31, 2007, combined gross sales totalled $9,079,234 versus $7,810,668 in the year ended December 31, 2006, a 16% overall increase.  During the year, product sales represented 95% of total revenues in 2007, compared to 96% of total revenues in 2006.

Costs of sales were $3,190,432 in Q4 of 2007 compared to $2,590,296 during Q4 of 2006, an increase of 23% over Q4 of 2006, in line with our growth in revenues over the same period. The growth in costs of sales was approximately 147% over the costs of sales reported in Q3 of 2007 as a result of a higher volume of sales.  The growth in costs of sales is higher than our fourth quarter growth in revenues primarily due to more aggressive discounts provided to customers in our eCommerce business during the 2007 holiday season.

During the year ended December 31, 2007, costs of sales overall increased to $7,021,473 versus $6,155,568 for the year ended December 31, 2006. This increase of 14% is directly attributable to an increase in cost of sales with respect to the growth of our e-commerce business of 16% as noted above.

Gross margin in Q4 of 2007 was 20% compared to a gross margin of 19% in Q4 of 2006.  The increase is due to increased sales, particularly during the holiday season, and management’s ability to significantly increase these sales while effectively managing customer discounts.

During 2007, gross margin was 23%, compared to an overall 21% in 2006.  The increase in gross margin relating to product sales, services and advertising was primarily due to management’s ability to increase sales significantly compared to 2006, while maintaining pricing in our e-commerce business.

eCommerce Sales

The Company’s primary eCommerce sales are a result of directly marketing and selling consumable goods to customers at our various domain sites. The cologne.com and perfume.com Internet retail sites were launched in May 2003, karate.com in 2004, and body.com in 2006.

In Q4 of 2007, the combined retail sites generated sales of $3,761,958 compared to $2,949,232 in Q4 of 2006. This resulted in average sales of approximately $40,891 per day in Q4 of 2007 compared to $32,057 per day in Q4 of 2006.  Cost of purchases and shipping totalled $3,087,927 in Q4 of 2007 versus $2,420,998 in Q4 of 2006. This produced a gross margin of $674,031 of 18% in Q4 of 2007 compared to a gross margin of $528,234 or 18% in Q4 of 2006.

ECommerce product sales in Q4 of 2007 increased over Q4 of 2006 by 28%, and grew 150% over Q3 of 2007 eCommerce sales, primarily due to unprecedented growth during our 2007 holiday season.  Management believes that these significant increases demonstrate continued strong sales potential of this business segment.

During the year ended December 31, 2007, the combined retail sites generated sales of $8,149,030 compared to $6,909,460 in 2006, or an average of $22,326 per day in 2007 versus $18,930 per day in 2006.  Cost of purchases and shipping in 2007 totalled $6,514,885 compared to $5,655,742 in 2006, resulting in gross margin of $1,634,145 or 20% in 2007 versus $1,253,718 or 18% in 2006.

Comparable annual sales have increased by 18% while gross margin has also increased. Management is pleased with its ability to retain a gross margin above 20% in 2007 while aggressively growing sales. Its efforts to improve the gross margin by sourcing from more suppliers and from negotiating for better costs were successful. Vendor management systems implemented last year, based on analyzing a vendor’s stock selection, calculated margin, past service history and shipping costs, has proved effective. The Company’s new management has implemented growth strategies in order to position the company effectively to grow sales. Management will continue to monitor our overall product offerings to maintain target gross profit margins of between 20% and 22% and to continue to rapidly grow eCommerce sales. While Management plans to maintain this profit margin, there is no certainty that such result can be maintained throughout the year or continue into the foreseeable future.

Effective November 12, 2007, the Company unwound its relationship with travel business subsidiary FT pursuant to an Asset Purchase Agreement (“APA”) between the Company and FT as noted above.  FT generated eCommerce service sales up until the date of the APA of $480,591 at a cost of $506,588, resulting in a negative gross margin of 5%, as compared to sales of $566,743 at a cost of $499,826 in 2006, resulting in a positive gross margin of 12%. The travel operation incurred a net loss of $161,204 in 2007 compared to a net loss of $207,463 in 2006, excluding a royalty expense owing to DHI.  FT had an accumulated deficit of $1,152,145 compared to an accumulated deficit of $990,941 at December 31, 2006.

In 2007 Q4, up to the date of the APA, FT generated sales of $18,317 compared to 2006 Q4 total sales of $168,743. However, the costs of sales in Q4 of 2007 were $102,505 up until November 12, 2007 compared to total costs of sales in Q4 of 2006 of $169,298.  This resulted in a negative gross margin for Q4 of 2007 of $84,188 or negative 460%, compared to a negative gross margin for Q4 of 2006 of $555 or negative 0.3%.

During 2007, there was no requirement to record any non-controlling interest in the share of loss in FT.  During 2006, Communicate recorded a non-controlling interest share of loss in FT of $2,297.

Domain Name Leasing and Advertising

In Q4 of 2007, the Company generated domain name leasing and advertising revenue of $180,956 as compared to $71,389 in Q4 of 2006, an increase of 153%. These revenues grew 41% in Q4 of 2007 over Q3 of 2007, compared to a decrease of revenues in Q4 of 2006 compared to Q3 of 2006 of 1%.  There was strong growth in advertising revenues in Q4 of 2007, which accounted for approximately 40% of fiscal 2007 advertising revenues.

Overall, during 2007, domain name leasing and advertising revenue of $449,613 was generated as compared to $312,792 in 2006, an increase of 44%. Advertising revenue has improved significantly in 2007 primarily due to management’s focus in late 2006 on search engine optimization and their efforts in 2007 of restructuring existing relationships and pursuing new relationships with advertising vendors, and redesigning the main operating websites to increase the visibility of the Company’s advertising properties. However, as a result of high costs  required to maximize the monetization of the Company’s domain names, advertising revenues are not expected to continue to grow in 2008.

Royalty

In 2007, no royalty revenue was recorded. In 2006, the Company and Manhattan Assets Corp. agreed to settle all future royalty obligations in exchange for the return of call.com, which had been recorded at its estimated fair value of $250,000, resulting in non-recurring income of $250,000.

General and Administrative Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations and professional fees. In Q4 of 2007, general and administrative expenses were $447,478 compared to $180,281 in Q4 of 2006, an increase of 148%.  This increase primarily was due to an accrual for 2007 audit fees recorded at year end of CAD$85,000, legal costs relating to the FT transaction and increased corporate activity, increased recruiting costs to attract members of the new management team, increased travel and entertainment costs relating to investor relations and equity financings, increased rent in our new office and costs related to our move, and an increase in foreign currency for expenses denominated in Canadian dollars which gained quickly throughout the quarter against the US dollar. In Q4 of 2007, general and administrative expenses represented 11% of total revenues, compared to 6% of total revenues in Q4 of 2006.

Overall, during 2007, general and administrative expenses of $1,007,038 were recorded as compared to $550,110 in 2006, an increase of 83%. The increase was as a result of an increase in server hosting fees because servers maintenance had been outsourced, from an increase in rent and costs related to moving offices, an increase in audit and legal fees relating to changes in auditors and lawyers and legal costs related to corporate activity, particularly the divestiture of FT, an increase in recruiting costs to attract new management, an increase in travel and entertainment as efforts were put into investor relations and equity financings, and an increase in foreign currency exchange as expenses denominated in Canadian dollars gained rapidly against U.S. currency. Credit card chargeback costs were negligible in 2006 and 2007 as major improvements to validate online orders were implemented in late 2005. The Company’s chargeback experience ratio is below industry average and that its preauthorization screening process remains effective. In 2007, general and administrative expenses represented 11% of total revenues, compared to 7% of total revenues in 2006.  General and administrative expenses are expected to continue to increase but Management’s expectation is that they can be maintained at approximately 10% of total revenues.

Management Fees and Employee Salaries

 In Q4 of 2007, management fees and staff salaries of $884,998 were recorded.  This amount includes stock-based compensation of $365,180.  Excluding this amount, management fees were $519,818, an increase of 86% over the $280,147 expense in Q4 of 2006. This increase represents an investment in the future of the Company as experienced and proven managers joined the team.

In 2007, management fees and staff salaries of $1,981,051 were incurred.  This amount includes total stock-based compensation of $428,028.  Excluding this amount, management fees were $1,553,022, an increase of 45% over the $1,069,157 expense in 2006. This increase is primarily due to increased executive compensation due to the addition of a new Chief Executive Officer and Chief Operating Officer during the year. Executive compensation in 2007 of $868,969 (2006 - $374,475) accounted for 58% (2006 - 35%) of the cost. Excluding executive compensation, employee salaries decreased by 2% (2006 - 6%) due to a large turnover of employees during the year and the addition of some consultants to replace some employee positions.   Management fees and staff salaries, excluding stock-based compensation, represented 17% of total revenues in 2007 compared to 14% in 2006.

Management fee and salary costs increased in 2007 in part as a result of hiring a new Chief Executive Officer and Chief Operating Officer as noted above, as well as some additional key employees. Compensation commensurate with the calibre of the new management team as well as the addition of more employees and consultants in marketing, technology, product management and customer service have contributed significantly to this increase. This investment in the future of the Company matches the quality of the assets. The tightened job market and the appreciating Canadian dollar indicate that recruitment costs will continue to be high into the foreseeable future. On November 9, 2007 a new position was created: Chief Corporate Development Officer. This position has been filled and the new executive assumed office on January 1, 2008. On December 12, 2007 a new Vice President Finance was hired who will assume office on January 7, 2008.  In addition to these new members of executive management, additional senior employees will be added in 2008.

Marketing

The Company acquires internet traffic by paying-for-clicks, search-engine-placements and affiliate marketing. In Q4 of 2007, marketing expenses were $460,074 or 12% of eCommerce sales as compared to $124,132 or 4% of eCommerce sales in Q4 of 2006. This was largely derived from additional marketing expenditures in order to increase our internet search positioning during the 2007 holiday season.  Marketing expenses are expected to increase over the next several fiscal quarters as management believes that customer acquisition is the key to accelerated growth and related costs to target and attract new customers are expected to be the largest part of these increased marketing costs.

In the year ended December 31, 2007, marketing expenses were $817,101 or 10% of eCommerce sales as compared to $339,505 or 5% of comparable sales for the year ended December 31, 2006. Marketing costs coincide with revenue growth and are expected to be in the range of 10% of gross product revenue. Management is pleased that they have been able to maintain marketing costs at 10% of revenues while aggressively marketing the Company’s products and services.

Communicate’s websites’ search rankings currently perform adequately, however management believes targeted keywords advertising at opportune times will bring additional traffic to its retail domain sites. Management believes that the increased advertising expenditures were a major contributing factor to Communicate’s increased 2007 revenues.

Other Expenses

During Q4 of 2007, the Company incurred various unusual and one-time costs relating to restructuring and the recruiting and relocating costs associated with attracting the new management team.  In Q4 of 2007, such costs included a $205,183 severance payment to our former Chief Executive Officer, $30,558 in consulting fees to our former Chief Executive Officer, a $205,183 signing bonus to our new President and Chief Operating Officer, $196,806 of general legal costs associated with the preparation of employment agreements, severance agreements and stock option agreements.

Sales of Domain Name

During the 2007 fiscal year, the Company did not trade in any domain names. In 2006, Vancouver.com and Wrestling.com were sold for total consideration of $623,800. Vancouver.com was sold pursuant to a lease-to-purchase agreement entered into in 2001; while Wrestling.com was sold pursuant to a plan of divesting certain sports domain names. Net proceeds received from sales of domain names in 2006 were $432,788. Currently, Management continues to evaluate expression of interest from domain name buyers, however there is no plan to sell any of the domain names. The Company continues to look at acquiring certain other domain names that would complement either the advertising or eCommerce businesses.  Management believes that the portfolio of domain names will continue to appreciate in value over time, and to date it has not been necessary to raise additional capital through divestiture.

Common Share Subscriptions

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants with an exercise price of $1.25 to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash. The warrants expire June 10, 2009.

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

Pursuant to the terms of the Offering, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “Registration Statement”) on December 28, 2007 covering the resale of the common stock (the “Registrable Securities”) sold. The Company is further required to use its reasonable best efforts to maintain the Registration Statement effective for a period of (i) two years or (ii) until such time as all the Registrable Securities are eligible for sale under Rule 144k of the Securities Act of 1933, as amended.

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

5.   Liquidity and Capital Resources

The Company generates revenues from (i) the sale of third-party products and services by means of eCommerce over the Internet; (2) "pay-per-click" advertising revenue; (3) selling advertising on media rich websites with relevant content; and (4) the trading of domain name assets.

As at December 31, 2007, current assets were in excess of current liabilities resulting in a positive working capital of $5,930,413 as compared to working capital of $1,416,603 at the fiscal year ending December 31, 2006. During the year ended December 31, 2007, the Company incurred a loss of $2,017,949 and an increase in cash of $5,269,905, compared to net income of $414,437 and an increase in cash of $369,453 for the year ended December 31, 2006.  During 2007, the Company’s accumulated deficit increased to $2,525,678 from $507,729 in 2006 and stockholders’ equity increased to $7,675,753 from $3,106,696, primarily due to sales of common share subscriptions explained above.

Operating Activities

Operating activities in 2007 resulted in cash outflows of $1,011,051 after adjustments for non-cash items, the most significant of which are the stock-based compensation expensed during the year of $428,028 and the increase in accounts payable of $764,864 partially due to accrued audit fees and bonuses in 2007 that did not exist at the 2006 year end.

Investing Activities

Investing activities in 2007 generated cash inflows of $101,978, as the Company sold all “available for sale” securities, and invested approximately $160,000 in the purchase of property and equipment, mostly consisting of leasehold improvements for our new office location.

In 2006, cash from operating activities generated cash inflows of $406,071 while cash from investing activities used $101,418 to purchase “available for sale” securities and minority interests in a subsidiary, Domain Holdings Inc.

Financing Activities

Financing activities in 2007 generated $6,178,978 of cash inflows due primarily to the Company’s issuance of 1,000,000 shares to the new CEO in June 2007 and its stock issuance in September and October 2007 of approximately $5,100,000.

In 2007, the Company purchased approximately $137,000 in new furniture and equipment for the new offices that were delivered in February 2008.  There are no current plans to make significant additional purchases.

Future Operations

While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements. For 2008, Management expects to expend some of its cash in additional marketing costs, which it believes will translate into higher revenue growth. Management also plans to attract and retain additional talent for new and existing management and staff positions in order to execute on its business plan for 2008.  There is no certainty that the profit margins the Company may generate will be sufficient to offset the anticipated marketing and salary expenditures and may result in net cash outflow for 2008.

While the Company has positive working capital, the quarter and fiscal year ended December 31, 2007 generated a loss. Management expects to continue to incur losses in the coming quarters as planned marketing expenditures increase and an expanded management team is hired. The Company has sufficient cash and will generate sufficient working capital allowing it to meet these anticipated increases in costs over the next twelve months. The Company may also seek to explore new business opportunities, including the building or acquisition of a distribution center or warehouse in the United States to enhance its fragrance fulfillment capability and improve gross margins. These acquisitions may require additional cash beyond what is available and such funds may be raised by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, if the operating losses exceed plan the Company may be required to seek additional capital from external sources. However, access to such funds is not assured and Management may not be able to enter into arrangements with potential lenders or raise the required funds from such financings. If unable to raise adequate funds as needed Management may seek other alternatives including a approaching current shareholders or curtailing some activities to better match short term outlays with current cash resources.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our Company does not engage in trading activities involving non-exchange traded contracts.

6.   Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

Revenue Recognition

Revenues, and associated costs of goods sold, from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured. The Company does not record inventory as an asset because all products sold are delivered to the customer on a “just-in-time” basis by inventory suppliers. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records revenue from the sales of products gross of cost of sales.

Revenue from the sale and lease of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales or leases of domain names in 2007.  There were two sales of domain names in 2006.

Internet advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s domain sites to other parties. The amount and collectability of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectability can be reasonably assured.

Until the disposal of the Company’s shares in FrequentTraveller.com Inc., revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk, are recorded on a gross basis. Customer deposits received prior to ticket issuance or 30-days prior to travel are recorded as deferred revenue. Where the Company does not act as the merchant of record and has no inventory risk, revenues are recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.

Stock-Based Compensation

During the third quarter of 2007, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning July 1, 2007, we began accounting for stock options under the provisions of Financial Accounting Standards No,123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R),stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which require various judgmental assumptions including estimating price volatility and expected life. Our computation of expected volatility is based on a combination of historic and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of these assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from what is recorded in the current period.

In August 2007, the Company’s board of directors approved an Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) or non-qualified stock options to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123(R) and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2007.

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

Income Tax

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries are subject to U.S.  federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.   We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

7.   Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, and simultaneously revised SFAS 141 “Business Combinations”.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  The Company is currently assessing the impact of SFAS No. 160 and the revision of SFAS 141 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. FASB anticipates that for some entities, the application of SFAS 157 will change current practice, effective December 1, 2007.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements.

Item 7.

Financial Statements

The financial statements are listed in the Index to Financial Statements on page F-1.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During fiscal year 2007 there were no changes in and disagreements with Communicate’s accountants on accounting and financial disclosure.

Effective January 24, 2008, Dale Matheson Carr-Hilton LaBonte LLP (“Dale Matheson”) was dismissed as Communicate.com Inc.’s certifying independent public accountant engaged to audit the Company’s consolidated financial statements.  Dale Matheson audited the Company’s financial statements for the two most recent fiscal years ended December 31, 2006 and 2005, and it reviewed the Company’s unaudited financial statements for the fiscal quarters ended March 31, 2007, June 30, 2007, and September 30, 2007.  The report of Dale Matheson on the consolidated financial statements of the Company for either of the past two fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion, or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007, which provides that subsequent to the issuance of the Company’s 2005 consolidated financial statements and Dale Matheson initial report dated March 24, 2006, management discovered facts that existed at the date of the report, related to certain equity transactions, which resulted in a restatement of certain information in the 2005 consolidated financial statements.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of dismissal of Dale Matheson, there were no disagreements with Dale Matheson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Dale Matheson would have caused Dale Matheson to make reference to the subject matter of the disagreement in connection with their report, nor were there any “reportable events” as described in Item 304 (a) (1) (iv) of Regulation  S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Dale Matheson furnished the Company with a letter addressed to the SEC stating that it agrees with the statements made above by the Company.  A copy of the letter has been filed as Exhibit 16.1 to the current report on Form 8-K as filed with SEC on January 28, 2008.

Effective January 24, 2008, Ernst & Young LLP (“EY”) was engaged to serve as the Company’s new independent certifying public accountant to audit the Company’s financial statements beginning with the fiscal year ended December 31, 2007.

Prior to engaging EY, the Company had not consulted EY regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with EY regarding any disagreements with its prior auditors on any matter, scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The dismissal of Dale Matheson as the Company’s certifying independent public accountant and the engagement of EY as its new certifying independent public accountant were both approved by the Company’s Board of Directors on January 24, 2008.

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), President, and Principal Accounting Officer (“PAO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2007).  Based on such evaluation, our Chief Executive Officer, President, and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of Communicate.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on that assessment under those criteria, management has determined that, at December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

For the fourth quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

The following table identifies our executive officers and directors, their age, their respective offices and positions, and their respective dates of election or appointment at December 31, 2007:

Name	Age	Position Held	Officer/Director Since
C. Geoffrey Hampson	50	Chief Executive Officer and Chairman	June 1, 2007

Jonathan Ehrlich	39	President and Chief Operating Officer	October 1, 2007

J. Cameron Pan	44	Chief Financial Officer and Corporate Secretary	August 1, 2002 (resigned as of January 31, 2008)

James P. Taylor	51	Director	July 23, 2007
Mark Benham	56	Director	September 12, 2007

Since the end of the fiscal year 2007 the following person assumed a position of an executive officer or director of Communicate:

Mark Melville	38	Chief Corporate Development Officer	January 1, 2008

Chantal Iorio	29	Vice President, Finance	January 7, 2008
Boris Wertz	34	Director	March 14, 2008

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

C. Geoffrey Hampson has been our Chief Executive Officer and director since June 1, 2007. Mr. Hampson has been the founder, president, and Chief Executive Officer of many successful start-up and operating companies over the last 25 years. Mr. Hampson was Chief Executive Officer and President of PEER 1 Network Enterprises, Inc., an Internet infrastructure company from September 2000 to January 2006. Mr. Hampson was the Founder and Chief Executive Officer of Novocon International Inc., a manufacturer of fiber products for composite reinforcement until Synthetic Industries acquired it in 1997. Mr. Hampson is also a co-owner of Techvibes.com. Mr. Hampson has been a director of Carat Exploration Inc. on the TSX Venture market since March 2006 and has been a director of Pacific Rodera Energy Inc. on the TSX Venture market since June 1998.

Jonathan Ehrlich has been our Chief Operating Officer and President since October 1, 2007. From November 2003 to September 2007, Mr. Ehrlich was EVP, Online, at Indigo Books & Music in Canada. Prior to joining Indigo, from January 2002 to October 2003, Mr. Ehrlich was an Entrepreneur-in-Residence at Mosaic Venture Partners. From October 1998 to December 2001, he was a Co-Founder and Vice President of Marketing for MobShop Inc., specializing in procurement software. From July 1996 to October 1998 Mr. Ehrlich was Director of Business Development at CYBERplex interactive media and from November 1991 to November 1993 he was an account executive of MacLaren:McCann advertising. Mr. Ehrlich holds an MBA from the Richard Ivey School of Business and a BA in Political Science from the University of Western Ontario. Mr. Ehrlich has acted as a guest lecturer/featured presenter at Harvard Business School, Haas School of Business, and the University of Michigan Business School.

J. Cameron Pan has been our Chief Financial Officer since August 2001.  Mr. Pan resigned as Chief Financial Officer and employee of Communicate effective January 31, 2008.  Mr. Pan worked in corporate finance in both public practice and investment banking, specializing in the technology industry. Mr. Pan was a Vice President, Corporate Finance of Marleau, Lemire Securities from 1993 to 1995 and the Chief Financial Officer for Memorex Computers in the United States from 1995 to 1997. Mr. Pan is a Chartered Accountant who worked for Deloitte & Touche from 1998 to 1999 and Coopers & Lybrand from 1986 to 1993 and is a graduate of Simon Fraser University in British Columbia in 1992 with bachelor’s degrees in accounting and finance.

James P. Taylor has been our director since July 23, 2007. Mr. Taylor has over 20 years of experience in corporate management, finance and planning. From January 2006 to present, he has been engaged as a financing and management consultant for various companies. From 2002 to January 2006, Mr. Taylor served as the Chief Financial Officer for Peer 1 Network Enterprises, Inc., a publicly traded company and North American provider of Internet infrastructure services. While at Peer 1, he was responsible for financial and administrative operations and led the development of annual and strategic business plans and financial models. From 2001 to 2002, Mr. Taylor served as Chief Operating Officer and Chief Financial Officer of Chicago Aerosol, LLC. Mr. Taylor is a member of the Society of Competitive Intelligence. Mr. Taylor is a graduate of Indiana University where he obtained a Bachelor of Science degree in Finance and Accounting. He earned his MBA from DePaul University where he focused his studies on International Business and Corporate finance.

Mark Benham has been our director since September 12, 2007. Mr. Benham has fifteen years of experience in private equity and investment banking. Since 1994 Mr. Benham has been a partner at Celerity Partners, a private equity fund based in California. Mr. Benham is also a director of Peer 1 Network, a TSX-Venture listed company. Mr. Benham became a director of Peer 1 Network on September 2, 2005. Mr. Benham holds a B.A. in English from the University of California, Berkeley, and an M.A. and M.B.A. from the University of Chicago.

Mark Melville was appointed as our new Chief Corporate Development Officer on November 9, 2007 and has commenced employment on January 1, 2008. From July 2005 to November 2007, Mr. Melville was Global Account Manager at Monitor Group L.P., one of the world’s premier strategic consulting and investment firms. While at Monitor Mr. Melville worked directly with senior executives of F500 companies on a range of strategic initiatives and co-led Monitor’s West Coast technology practice. From August 2002 to July 2005, Mr. Melville was Chief Executive Officer of SteelTrace Ltd., a leading provider of business process and requirements management software. Mr. Melville sold SteelTrace to Compuware Corporation in 2006. Prior to SteelTrace, from 1999 to 2001, Mr. Melville was the Vice President of Corporate Development at MobShop, a pioneer in Online Commerce. Prior to MobShop from 1998 to 1999, Mr. Melville was a senior member of Exchange.com, a leading player in the on-line marketplace space. Exchange.com was sold to Amazon.com in 1999. Mr. Melville holds a Masters in Business Administration degree from the Harvard Graduate School of Business, a Masters in Public Administration degree from Harvard's JFK School of Government, and an Honors Bachelor degree in Finance from the University of British Columbia.

Chantal Iorio entered into an employment agreement with Communicate to December 12, 2007 to serve as the Company’s newly created position of Vice President, Finance effective January 7, 2008.   From 2000 to November 2007, Ms. Iorio was employed at HLB Cinnamon Jang Willoughby & Company, Chartered Accountants.  Most recently, she was a manager responsible for the training of new staff on company procedures, file preparation procedure, audit, accounting, and tax issues.  From 1996 to 2000, Ms. Iorio was a staff accountant at D. Robinson, C.A., where she completed financial year-end files and related corporate tax returns. Since 2004, Ms. Iorio has been Treasurer, Board of Directors (volunteer) for the Vancouver Community Network, a not-for-profit organization.  Ms. Iorio is a Chartered Accountant (Canada) and has applied for registration as a Certified Public Accountant (USA).  Her application as a US Certified Public Accountant is pending.  Ms. Iorio holds a Bachelor of Commerce in International Business with a focus in Accounting from the University of British Columbia.

Boris Wertz was appointed as a director effective March 14, 2008.  Dr. Wertz was also appointed to serve as Chair of the governance committee of the Board.  Dr. Wertz has an established career of strategic management and operational experience in the consumer internet space.  He currently serves as CEO of Nexopia, the most popular social networking utility for Canadian youth, and CEO of W Media Ventures, a Vancouver-based venture capital firm that focuses on consumer internet investments. Before founding W Media Ventures, Dr. Wertz was the Chief Operating Officer of AbeBooks.com, the world's largest online marketplace for books. He currently serves on the Board of Directors for AbeBooks as well as Suite 101, Tripsbytips.com, Indochino.com, TeamPages and Techvibes.com. Dr. Wertz completed his Ph. D. as well as his graduate studies at the Graduate School of Management (WHU), Koblenz, majoring in Business Economics and Business Management.

(b)

Identify Significant Employees

Communicate does not have any significant employees not otherwise specified under (a) above.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Communicate to become directors or executive officers.

(d)

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e)

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed.

On July 23, 2007, James P. Taylor was appointed a member of our Board of Directors.  The Section 16(a) filing requirement for the aforementioned appointment of Mr. Taylor was not timely filed.  Form 3 – Initial Statement of Beneficial Ownership of Securities – was filed on September 13, 2007.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all of the Company’s other officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2007.

(f)

Code of Ethics

Communicate has adopted a code of ethics that applies to all its executive officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of Communicate’s adopted code of ethics has been filed with the Company’s Registration Statement on Form SB-2 on November 28, 2007.

(g)

Audit Committee and Audit Committee Financial Expert

Communicate’s Board of Directors formed an audit committee on August 16, 2007 (the “Audit Committee”). James P. Taylor was appointed as Chair of the Audit Committee on August 16, 2007 and Mark Benham was appointed as an additional member of the Audit Committee on March 14, 2008.  We believe Mr. Taylor and Mr. Benham are “financial experts” as that term is defined by the SEC and meet the independent requirement for an audit committee member.

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes overseeing the work of our internal accounting and financial reporting and auditing processes and discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements and internal control over financial reporting. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Committee's specific responsibilities are delineated in its charter included in this Report as exhibit 99.1.

(h)

Compensation Committee

Communicate’s Board of Directors formed a Compensation Committee on January 22, 2008 (the “Compensation Committee’).  Mark Benham was appointed as Chair and sole member of the Compensation Committee on January 22, 2008.  We believe that Mr. Benham meets the independent requirement for a compensation committee member.  The Board of Directors of the Company has delegated to the Compensation Committee strategic and administrative responsibility on a broad range of issues.  The Compensation Committee’s basic responsibility is to assure that the Chief Executive Officer, other officers, and key management of the Company are compensated effectively in a manner consistent with the stated compensation strategy of the Company, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies.  In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

The Compensation Committee will be responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the executive officers of the Company, the Company’s general employee compensation and other policies, providing assistance and recommendations with respect to the compensation policies and practices of the Company.  The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee’s purposes or assigned by the Board from time to time.  The Committee's specific responsibilities are delineated in its charter included in this Report as exhibit 99.2.

(i)

Nominating and Governance Committee

Communicate’s Board of Directors formed a Nominating and Governance Committee on January 22, 2008 (the “Nominating and Governance Committee’).  On March 14, 2008, Dr. Boris Wertz was appointed as Chair and sole member of the Nominating and Governance Committee.  The Board of Directors of the Company has delegated to the Nominating and Governance Committee the responsibility for overseeing and, as appropriate, making recommendations to the Board regarding membership and constitution of the Board and its role in overseeing the affairs of the Company.   The Committee's specific responsibilities are delineated in its charter included in this Report as exhibit 99.3.

Item 10.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer and our two most highly compensated executive officers who earned more than $100,000 in fiscal year 2007.

Summary Compensation Table

							Non-
						Non-	qualified
						Equity	Deferred	All other
Name and		Salary	Bonus	Stock	Option	Incentive	Compen-	compen-
principal	Year	(1)	(1)	Awards	Awards	Plan	sation	sation	Total
position		($)	($)	($)	($)	($)	Earnings	($)	($)
							($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Jeffs	2006	118,175	69,063	None	None	None	None	None	187,238
Chief Executive	2007	102,100	98,726	3,311	None	None	None	175,382	379,519
Officer
July 2002 –
September 30, 2007

Cameron Pan	2006	118,175	69,062	None	None	None	None	None	187,237
CFO	2007	149,090	133,728	3,320	None	None	None	None	286,138
Aug 2000 – Feb 2002
July 2002 – Jan 31,
2008

C. Geoffrey	2006	None	None	None	None	None	None	None	None
Hampson	2007	162,908	167,563	None	198,610	None	None	None	529,081
Chief Executive
Officer, Chairman of
the Board
June 1, 2007 –
present (1)

Jonathan	2006	None	None	None	None	None	None	None	None
Ehrlich, Chief	2007	65,823	186,181	None	181,251	None	None	None	433,254
Operating Officer
and President
Oct 2007 - Present

(1) Mr. Hampson did not receive any compensation for services as director of the Company.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Employment Agreements,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of our company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

On June 1, 2007, David Jeffs resigned as the Chief Executive Officer and remained President until September 27, 2007. Pursuant to the terms and conditions of an employment severance agreement, dated September 27, 2007, between us and Mr. Jeffs, Mr. Jeffs resigned as the President, director and employee of Communicate. Pursuant to the Severance Agreement, we agreed to pay Mr. Jeffs on October 1, 2007 a severance allowance in the amount of $200,000 less any and all applicable government withholdings and deductions. Furthermore, pursuant to the severance agreement, for a period commencing on October 1, 2007 until December 31, 2007, we agreed to retain Mr. Jeffs as a consultant for a monthly fee of $10,000 to assist in the day to day operations of Communicate, the transition of duties from Mr. Jeffs to Mr. Jonathan Ehrlich who assumed the position of President and Chief Operating Officer of Communicate on October 1, 2007, and the relocation of Communicate’s offices.

On January 31, 2008, Cameron Pan resigned as the Chief Financial Officer and employee of the Company.  Pursuant to the terms and conditions of an employment severance agreement, dated January 17, 2008, between the Company and Mr. Pan. Pursuant to the severance agreement, the Company agreed to pay Mr. Pan on February 1, 2008 $248,000 represented by $158,400 of severance allowance and $79,200 of accrued bonus and $10,400 for other benefits, less any and all applicable government withholdings and deductions. Furthermore, pursuant to the severance agreement, for a period commencing on February 1, 2008 until April 30, 2008, the Company has agreed to retain Mr. Pan as a consultant for a daily fee of $750 or as the case may be, for an hourly rate of $120, to assist in the day to day operations of the Company and the transition of duties from Mr. Pan to others that may be designated by the Company.

During 2007, we entered into employment agreements with certain executive officers, and on August 21, 2007, our Board of Directors adopted the Communicate.com Inc. 2007 Stock Incentive Plan (the “Plan”) and granted incentive stock options there under to certain key personnel, as further described below.

Employment Agreements

C. Geoffrey Hampson, Chief Executive Officer and Chairman

We entered into an employment agreement with C. Geoffrey Hampson on May 31, 2007. Pursuant to the employment agreement, Mr. Hampson shall serve as Chief Executive Officer of Communicate for a term of five years effective June 1, 2007 and subject to certain termination rights on the part of Communicate and Mr. Hampson. The employment agreement provides that Mr. Hampson will receive an annual base salary of CDN$300,000, subject to annual review as well as a bonus of up to 60% of base salary as determined by the Board of Directors. The employment agreement also entitles him to participate in the health, dental and other fringe benefits or policies available to personnel with commensurate duties. In connection with the employment agreement, on September 11, 2007 we granted to Mr. Hampson an incentive stock option to purchase up to 1,000,000 shares of common stock of Communicate at an exercise price of $2.50 per share. The option to purchase shares of Communicate’s common stock vests over the term of the employment agreement as follows: (i) exercisable as to 330,000 shares on September 11, 2008 and (ii) thereafter the option to purchase 83,300 shares vests after each successive three-month period until the entire option has vested. Unless earlier terminated, the option shall expire on September 11, 2012. The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

On June 1, 2007, the Board of Directors appointed Mr. Hampson as an additional director and Chairman of Communicate.

Jonathan Ehrlich, Chief Operating Officer and President

We entered into an employment agreement with Jonathan Ehrlich on September 11, 2007. Pursuant to the employment agreement, Mr. Ehrlich shall serve as the Chief Operating Officer and President of Communicate for a term of five years effective October 1, 2007, subject to certain early termination rights on the part of Communicate and Mr. Ehrlich. The employment agreement provides that Mr. Ehrlich will receive an annual base salary of CDN$275,000, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion. The employment agreement also entitles Mr. Ehrlich to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties. In connection with the employment agreement, on September 8, 2007, Communicate granted an incentive stock option to Mr. Ehrlich to purchase up to 1,500,000 shares of common stock of Communicate at an exercise price of $2.04 per share. The option vests over the term of the employment agreement as follows: (i) exercisable as to 500,000 shares on October 1, 2008 and (ii) thereafter the option to purchase 125,000 shares vests after each successive three-month period until the entire option has vested. Unless earlier terminated, the option shall expire on October 1, 2012. The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

Mark Melville, Chief Corporate Development Officer

We entered into an employment agreement with Mark Melville on November 9, 2007.  Pursuant to the employment agreement, Mr. Melville shall serve as the Chief Corporate Development Officer of Communicate for a term of five years effective January 1, 2008, subject to certain early termination rights on the part of Communicate and Mr. Melville.  The employment agreement provides that Mr. Melville will receive an annual base salary of CDN$250,000, commencing January 1, 2008, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion.  He also was paid a signing bonus of CDN$300,000 upon his start date and will be paid two special bonuses of CDN$100,000 each on each of January 1, 2009 and January 1, 2010.  The employment agreement also entitles Mr. Melville to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on January 1, 2008, Communicate granted an incentive stock option to Mr. Melville to purchase up to 1,000,000 shares of common stock of Communicate at an exercise price of $2.05 per share.  The option vests over the term of the employment agreement as follows: (i) exercisable as to 333,334 shares on January 1, 2009 and (ii) thereafter the option to purchase an additional 83,333.25 shares vests on the last day of each successive three month period thereafter, until all such shares have vested. Unless earlier terminated, the option shall expire on January 1, 2013. The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

Chantal Iorio, Vice President, Finance

We entered into an employment agreement with Chantal Iorio on December 12, 2007.  Pursuant to the terms and conditions of an employment agreement, Ms. Iorio shall serve as the Vice President of Finance for a term of five years effective January 7, 2008 subject to certain early termination rights on the part of the Company and Ms. Iorio.  The employment agreement provides that Ms. Iorio will receive an annual base salary of CDN$150,000, commencing January 7, 2008, subject to annual review by the Company’s Chief Executive Officer and the Board of Directors as well as a bonus of up to 40% of base salary as determined by the Board of Directors in its sole discretion. She was also paid a signing bonus of CDN$20,000 upon her start date.  The employment agreement also entitles Ms. Iorio to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties. In connection with the employment agreement, on January 7, 2008, Communicate granted Ms. Iorio an incentive stock option to purchase up to 150,000 shares of common stock of the Company at an exercise price of $1.98 per share.  The option vests over the term of the employment agreement as follows: (i) 50,000 shares on the first anniversary of the employment agreement and (ii) thereafter 12,500 shares vest after each successive three-month period.  Unless earlier terminated, the option shall expire on January 7, 2013. The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.  There were no stock awards outstanding as of end of fiscal year 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Equity
								Equity	incentive
								incentive	plan
								plan	awards:
								awards:	Market
								number	or payout
			Equity					of	value of
			Incentive					unearned	unearned
			Plan			Number	Market	shares,	shares,
		Number of	Awards:			of shares	value of	units or	units or
	Number of	securities	Number of			or units	shares or	other	other
	securities	underlying	Securities			of stock	units of	rights	rights
	underlying	unexercised	underlying			that have	stock that	that have	that have
	unexercised	options (#)	unexercised	Option	Option	not	have not	not	not
	options (#)	Unexercis-	unearned	exercise	expiration	vested	vested	vested	vested
Name	Exercisable	able	options (#)	price ($)	date	(#)	($)	(#)	($)

David Jeffs	--	--	--		$--

Cameron Pan	--	--	--		$--

C. Geoffrey Hampson	--	1,000,000		$2.50	09/11/2012
(1)
Jonathan Ehrlich		1,500,000		$2.04	10/01/2012
(2)

(1)

The option will become exercisable as to (i) 333,333 shares on September 11, 2008 and (ii) an additional 83,333 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

(2)

The option will become exercisable as to (i) 500,000 shares on October 1, 2008 and (ii) an additional 125,000 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

Change in
				Non-	Pension
				Equity	Value and
				Incentive	Nonqualifie-
	Fees Earned			Plan	d Deferred	All Other
	or Paid in	Stock	Option	Compen-	Compensati-	Compen-
	Cash	Awards	Awards	sation	on Earnings	sation
Name	($)	($)	($)	($)	($)	($)	Total ($)

James P. Taylor (1)	--	--		$--	--	$	$
Mark Benham (2)	--	--		$--	--	$	$

(1)	The aggregate number of stock awards and option awards issued to Mr. Taylor and outstanding as of December 31, 2007 is 0 and 100,000, respectively.

(2)	The aggregate number of stock awards and option awards granted to Mr. Benham and outstanding as of December 31, 2007 is 0 and 100,000 respectively.

On September 11, 2007, the Company issued and granted Mr. Taylor a stock option to purchase up to 100,000 shares of common stock of the Company at the then market price on the September 11, 2007 which option will be subject to vesting over the term of the incentive stock option agreement as follows: (i) 33,333 shares on the first anniversary of the incentive stock option agreement and (ii) thereafter 8,330 shares vest after each successive three-month period. The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

On September 12, 2007, the Company issued and granted Mr. Benham a stock option to purchase up to 100,000 shares of common stock of the Company at the then market price on the September 12, 2007 which option will be subject to vesting over the term of the incentive stock option agreement as follows: (i) 33,333 shares on the first anniversary of the incentive stock option agreement and (ii) thereafter 8,330 shares vest after each successive three-month period.  The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	4,360,000	$2.19	640,000
Total	4,360,000	$2.19	640,000

On August 21, 2007, the Board of Directors adopted the Communicate.com Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the Plan include our employees, officers, directors, consultants, independent contractors, and advisors to the Company or any parent or subsidiary of the Company.

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the plan may not be exercised after ten (10) years from the date the option is granted. A total of 5,000,000 shares of common stock were reserved for awards granted under the Plan. As of March 14, 2008, we had issued an aggregate of 4,360,000 shares of common stock to twenty four (24) individuals pursuant to the Plan. Additional option for 10,000 shares of common stock has been approved by the board of directors on March 14, 2007 and is reserved for issuance to a new employee on April 15, 2008 upon commencement of his employment with the Company.

Options granted under the Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the share of common stock of the Company on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of the share of common stock of the Company on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of the common stock of the Company on the date of grant in the case of individual owning 10% or more of the common stock of the Company. Neither incentive stock options nor non-qualified stock options may have a term exceeding ten (10) years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed five (5) years.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of March 14, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 14, 2008. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 21,446,623 shares of common stock outstanding as of March 14, 2008 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 14, 2008.

Title of Class	Name and Address (1)	Shares Beneficially Owned(2)	Percentage of Class (2)
	Beneficial Owners of More than 5%:	4,747,245
Common Stock	Odyssey Value Advisors, LLC 601 Montgomery Street, Suite 1112 San Francisco, CA 94111	2,141,745	9.98%
Common Stock	Susan Jeffs Third Floor, 346 Kensington High Street, London, W14 8NS, United Kingdom	1,500,000	6.99%
Common Stock	Cormark Securities Investment Fund, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2800 P.O. Box 63 Toronto, Ontario Canada M5J 2J2	1,105,500	5.15%
	Current Directors and Named Executive Officers:
Common Stock	C. Geoffrey Hampson, Chief Executive Officer, Director (3)	2,065,000	9.20%
Common Stock	Jonathan Ehrlich, Chief Operations Officer, President (4)	224,700	1.05%
Common Stock	Mark Benham, Director (5)	25,000	0.11%*
Common Stock	James P. Taylor, Director (6)	5,000	0.02%*
Common Stock	Mark Melville, Chief Corporate Development Officer (7)	0	0.00%*
Common Stock	Chantal Iorio, Vice President, Finance (8)	0	0.00%*
Common Stock	Boris Wertz, Director (9)	0	0.00%*
	All Directors and Executive Officers as a group (6 persons)	2,319,700	10.33%

*

Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner will c/o Communicate.com, Inc., 375 Water Street, Suite 645, Vancouver, BC, V6B5C6, Canada.

(2)	Percentage based upon 21,446,623 shares of our common stock outstanding as of March 14, 2008.

(3)

Includes 1,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $1.25 effective June 11, 2007, exercisable at any time, and expiring June 10, 2009 to Hampson Equities Ltd. (a company owned and controlled by C Geoffrey Hampson, Chief Executive Officer) in exchange for $1,000,000 cash (received) pursuant to a subscription agreement dated June 1, 2007. These shares of common stock and share purchase warrants are restricted securities and are subject to resale restrictions under Rule 144.

Does not include an option to purchase 1,000,000 shares of our common stock granted on September 11, 2007 pursuant to an employment agreement. Mr. Hampson will not have the right to acquire shares pursuant to this option until September 11, 2008.

(4)

Does not include option to purchase 1,500,000 shares of our common stock granted on October 1, 2007 pursuant to an employment agreement. Mr. Ehrlich will not have the right to acquire shares pursuant to this option until October 1, 2008.

(5)

Does not include option to purchase 100,000 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors. Mr. Benham will not have the right to acquire shares pursuant to this option until September 11, 2008.

(6)

Does not include option to purchase 100,000 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors. Mr. Taylor will not have the right to acquire shares pursuant to this option until September 11, 2008.

(7)

Mark Melville was appointed Chief Corporate Development Officer on November 9, 2007 and assumed office effective January 1, 2007. Does not include option to purchase 1,000,000 shares of our common stock granted on November 9, 2007 pursuant to an employment agreement. Mr. Melville will not have the right to acquire shares pursuant to this option until January 1, 2009.

(8)

Chantal Iorio entered into an employment agreement with Communicate on December 12, 2007 as Vice President, Finance and assumed office effective January 7, 2007. Does not include option to purchase 150,000 shares of our common stock granted on January 7, 2008.  Pursuant to the stock option agreement, Ms. Iorio will not have the right to acquire shares pursuant to this option until January 7, 2009.

(9)

Does not include an option to purchase 100,000 shares of our common stock granted on March 14, 2008 for services as a member of our Board of Directors.  Mr. Wertz will not have the right to acquire shares pursuant to this option until March 14, 2009.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Related Persons

The following describes all transactions since the beginning of the Company’s last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On June 11, 2007, the Board of Directors of Communicate issued 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 additional shares of restricted common stock at the price of $1.25 effective until June 10, 2009 to Hampson Equities Ltd., a company owned and controlled by C. Geoffrey Hampson, our Chief Executive Officer, pursuant to a subscription agreement dated June 1, 2007.

On September 24, 2007 we closed a $5,100,000 private placement financing in which C. Geoffrey Hampson, our Chief Executive Officer and Chairman, invested $110,000.  Mr. Hampson received 55,000 restricted shares of our common stock.

 On September 24, 2007 we closed a $5,100,000 private placement financing in which Jonathan Ehrlich, our Chief Operating Officer, invested $50,000.  Mr. Ehrlich received 25,000 restricted shares of our common stock.

On September 24, 2007 we closed a $5,100,000 private placement financing in which Mark Benham, our director, invested $50,000.  Mr. Benham received 25,000 restricted shares of our common stock.

On September 27, 2007 we entered into an employment severance agreement with David M. Jeffs pursuant to which Mr. Jeffs resigned as the President, director and employee of the Company.  Mr. Jeffs was employed as an officer of the Company pursuant to an employment agreement dated May 16, 2007.  Pursuant to the severance agreement, the Company paid Mr. Jeffs on October 1, 2007 a severance allowance in the amount of CDN$200,000 less any and all applicable government withholdings and deductions.  Furthermore, pursuant to the severance agreement, for a period commencing on October 1, 2007 until December 31, 2007, the Company retained Mr. Jeffs as a consultant for a monthly fee of CDN$10,000 to assist in the day to day operations of the Company, the transition of duties from Mr. Jeffs to Mr. Jonathan Ehrlich who assumed the position of President and Chief Operating Officer of the Company on October 1, 2007, and the relocation of the Company’s offices.

On January 17, 2008 we entered into an employment severance agreement with Cameron Pan pursuant to which Mr. Pan resigned as the Chief Financial Officer and employee of the Company effective as of January 31, 2008. Mr. Pan has been employed as an officer of the Company pursuant to an employment agreement dated May 16, 2007. Pursuant to the severance agreement, the Company has agreed to pay Mr. Pan on February 1, 2008 CDN$248,000 represented by CDN$158,400 of severance allowance and CDN$79,200 of accrued bonus and CDN$10,400 for other benefits, less any and all applicable government withholdings and deductions. Furthermore, pursuant to the severance agreement, for a period commencing on February 1, 2008 until April 30, 2008, the Company agreed to retain Mr. Pan as a consultant for a daily fee of CDN$750 or as the case may be, for an hourly rate of CDN$120, to assist in the day to day operations of the Company and the transition of duties from Mr. Pan to others that may be designated by the Company.

Certain of our officers and directors have employment agreements with our Company.  See Item 10 – Employment Agreements.

Director Independence

We currently have three directors, Mr. Mark Benham, Mr. James P. Taylor, and Dr. Boris Wertz, who are independent directors as that term is defined under the rules of the NASDAQ Capital Market.  Mr. Benham serves as the chairman and independent director of the Compensation Committee and as an independent director of the Audit Committee.  Mr. Taylor serves as the chairman and an independent director of the Audit Committee.  Dr. Wertz serves as the chairman and independent director of the Nominating and Governance Committee.  Both Mr. Benham and Mr. Taylor are financial experts as defined by the SEC and meet the independent requirement for an audit committee and compensation committee member.

Item 13.  Exhibits.

EXHIBIT INDEX

Number

Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Text of Amendment to the Bylaws (4)

10.1	Communicate.com, Inc. 2007 Stock Incentive Plan (6)

10.2	Employment agreement between Communicate.com, Inc. and C. Geoffrey Hampson dated May 31, 2007 (7)

10.3	Real Property Lease Agreement between Communicate.com, Inc. and Landing Holdings Limited and Landing Properties Limited dated July 16, 2007 (8)

10.4	Employment Agreement between Communicate.com, Inc. and Jonathan Ehrlich dated September 8, 2007 (9)

10.5	Incentive Stock Option Agreement between Communicate.com, Inc. and Jonathan Ehrlich dated September 8, 2007 (10)

10.6	Incentive Stock Option Agreement between Communicate.com, Inc. and C. Geoffrey Hampson dated September 11, 2007 (11)

10.7	Incentive Stock Option Agreement between Communicate.com, Inc. and James P. Taylor dated September 11, 2007 (12)

10.8	Incentive Stock Option Agreement between Communicate.com, Inc. and Mark Benham dated September 12, 2007 (13)

10.9	Employment Severance Agreement between Communicate.com, Inc. and David M. Jeffs dated September 27, 2007 (14)

10.10	Employment Agreement between Communicate.com Inc. and Mark Melville dated November 9, 2007 (15)

10.11	Incentive Stock Option Agreement between Communicate.com Inc. and Mark Melville dated November 9, 2007 (16)

10.12	Asset Purchase Agreement between Communicate.com, Inc. and FrequentTraveller.com, Inc. dated November 12, 2007 (17)

10.13	Form of Subscription Agreement (5)

10.14	Employment Agreement between Communicate.com Inc. and Chantal Iorio dated December 12, 2007 (19)

10.15	Employment Severance Agreement between Communicate.com Inc. and Cameron Pan dated January 17, 2008 (20)

10.16	Agreement and Plan of Merger, dated March 25, 2008. (22)

10.17	Founders Employment Agreement (Harjeet Taggar), dated March 25, 2008 (23)

10.18	Founders Employment Agreement (Kulveer Taggar), dated March 25, 2008 (24)

10.19	Founders Employment Agreement (Patrick Collison), dated March 25, 2008 (25)

10.20	Employment Agreement (Phillip Kast), dated March 25, 2008 (26)

10.21	Employment Agreement (Brian Collins), dated March 25, 2008 (27)

10.22	Interim Consulting Agreement (Harjeet Taggar) dated March 14, 2008 *

10.23	Interim Consulting Agreement (Kulveer Taggar) dated March 14, 2008 *

10.24	Interim Consulting Agreement (Patrick Collison) dated March 14, 2008 *

10.25	Interim Consulting Agreement (Phillip Kast) dated March 14, 2008 *

10.26	Interim Consulting Agreement (Brian Collins) dated March 25, 2008 (28)

10.27	Secondment Agreement (Harjeet Taggar), dated March 25, 2008 (29)

10.28	Secondment Agreement (Kulveer Taggar), dated March 25, 2008 (30)

10.29	Secondment Agreement (Patrick Collison) dated March 25, 2008 (31)

10.30	Secondment Agreement (Phillip Kast), dated March 25, 2008 (32)

10.31	Secondment Agreement, dated (Brian Collins) March 25, 2008 (33)

14.1	Code of Ethics (18)

16.1	Letter on Change in Certifying Accountant (21)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) *

23.2	Consent of Independent Registered Public Accounting Firm (Dale Matheson Carr-Hilton Labonte LLP) *

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Accounting Officer *

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Accounting Officer *

99.1	Communicate.com, Inc. Board of Directors Audit Committee Charter as adopted August 16, 2007 *

99.2	Communicate.com, Inc. Board of Directors Compensation Committee Charter as adopted January 22, 2008 *

99.3	Communicate.com, Inc. Board of Directors Governance and Nominating Committee Charter as adopted January 22, 2008 *

*Filed herewith

(1)	Previously filed as exhibit 2(a) to Communicate.com, Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as exhibit 2(b) to Communicate.com, Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(3)	Previously filed as exhibit 3.3 to Communicate.com, Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

(4)	Previously filed as exhibit 3.4 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on August 22, 2007 and incorporated herein by this reference.

(5)	Previously filed as exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 25, 2007 and incorporated herein by this reference.

(6)	Previously filed as exhibit 4.1 to Communicate.com, Inc.’s Registration Statement Form S-8 as filed on August 22, 2007 and incorporated herein by this reference.

(7)	Previously filed as exhibit 10.7 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on June 5, 2007 and incorporated herein by this reference.

(8)	Previously filed as exhibit 10.8 to Communicate.com, Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

(9)	Previously filed as exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(10)	Previously filed as exhibit 10.2 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(11)	Previously filed as exhibit 10.6 to Communicate.com Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(12)	Previously filed as exhibit 10.7 to Communicate.com Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(13)	Previously filed as exhibit 10.8 to Communicate.com Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(14)	Previously filed as exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed on October 3, 2007 and incorporated herein by this reference.

(15)	Previously filed as Exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(16)	Previously filed as Exhibit 10.2 to Communicate.com, Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(17)	Previously filed as Exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(18)	Previously filed as exhibit 14.1 to Communicate.com Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(19)	Previously filed as Exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed December 18, 2007 and incorporated herein by this reference.

(20)	Previously filed as Exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed January 18, 2008 and incorporated herein by this reference.

(21)	Previously filed as Exhibit 16.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed January 28, 2008 and incorporated herein by this reference.

(22)	Previously filed as Exhibit 10.1 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(23)	Previously filed as Exhibit 10.2 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(24)	Previously filed as Exhibit 10.3 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(25)	Previously filed as Exhibit 10.4 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(26)	Previously filed as Exhibit 10.5 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(27)	Previously filed as Exhibit 10.6 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(28)	Previously filed as Exhibit 10.11 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(29)	Previously filed as Exhibit 10.12 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(30)	Previously filed as Exhibit 10.13 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(31)	Previously filed as Exhibit 10.14 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(32)	Previously filed as Exhibit 10.15 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(33)	Previously filed as Exhibit 10.16 to Communicate.com, Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

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

2006 - $59,000 – Dale Matheson Carr-Hilton LaBonte

2007 - $39,000 – Dale Matheson Carr-Hilton LaBonte

2007 - $85,000 – Ernst & Young (accrued for 2007 audit fees)

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $5,000 – Dale Matheson Carr-Hilton LaBonte

2007 - $10,000 – Dale Matheson Carr-Hilton LaBonte

(3)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $ nil – Dale Matheson Carr-Hilton LaBonte

2007 - $ nil – Dale Matheson Carr-Hilton LaBonte

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Communicate.com Inc.

We have audited the accompanying consolidated balance sheet of Communicate.com Inc. as at December 31, 2007 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Communicate.com Inc for the year ended December 31, 2006 were audited by other auditors whose report dated March 6, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communicate.com Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 8, the financial statement notes have been restated.

ENRST & YOUNG LLP
Vancouver, Canada, March 18, 2007	Chartered Accountants

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the inclusion of our report dated March 6, 2007 relating to our audit of the consolidated financial statements, which appears in this Annual Report on Form 10-KSB of Communicate.com Inc. for the year ended December 31, 2006.

DALE MATHESON CARR-HILTON LABONTE LLP

Chartered Accountants

Vancouver, British Columbia

March 27, 2008

COMMUNICATE.COM INC.

CONSOLIDATED BALANCE SHEETS

As at December 31	(Expressed in U.S. dollars)
	2007	2006

ASSETS
Current
Cash and cash equivalents	$7,375,245	$2,105,340
Restricted cash	-	20,000
Available for sale securities	-	261,912
Accounts receivable (net of allowance of doubtful accounts of nil)	138,930	21,206
Prepaid expenses	246,174	-
Total current assets	7,760,349	2,408,458

Property & equipment (Note 5)	175,797	45,032
Intangible assets	1,645,061	1,645,061
Total Assets	$9,581,207	$4,098,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$1,756,719	$991,855
Deferred revenue	53,079	-
Current portion of deferred lease inducements (Note 6)	20,138	-
Total current liabilities	1,829,936	991,855

Deferred lease inducements (Note 6)	75,518	-
Total Liabilities	1,905,454	991,855

STOCKHOLDERS’ EQUITY
Common stock (Note 7)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
21,446,623 common shares (December 31, 2006 – 17,836,339)	12,456	8,846
Additional paid-in capital	10,188,975	3,605,579
Accumulated deficit	(2,525,678)	(507,729)
Total Stockholders’ Equity	7,675,753	3,106,696
Total Liabilities and Stockholders’ Equity	$9,581,207	$4,098,551

Commitments and Contingencies (Notes 10 and 11)

See accompanying notes to consolidated financial statements

/s/ James Taylor	/s/ Mark Benham
James Taylor, Director	Mark Benham, Director

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,	(Expressed in U.S. dollars)

	2007	2006

SALES
eCommerce	$8,593,811	$7,476,203
Domain name leasing and advertising	449,613	312,792
Miscellaneous income	35,810	21,673
Total Sales	9,079,234	7,810,668

COST OF SALES
eCommerce	7,021,473	6,155,568
Total Cost of Sales	7,021,473	6,155,568

GROSS PROFIT	2,057,761	1,655,100

EXPENSES
Amortization and depreciation	29,169	15,277
General and administrative	1,007,038	550,110
Management fees and employee salaries	1,981,051	1,069,157
Marketing	817,101	339,505
Other expense (Note 12)	637,730	-
Total Expenses	4,472,089	1,974,049

LOSS BEFORE OTHER ITEMS	(2,414,328)	(318,949)

Royalty settlement (Note 13)	-	250,000
Net proceeds from sales of domain names (Note 14)	-	432,788
Interest and investment income	119,574	48,301
Gain on disposal of subsidiary of Frequenttraveler.com Inc. (Note 4)	276,805	-
Non-controlling interest share of loss in Frequenttraveler.com Inc. (Note 4)	-	2,297
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR	$(2,017,949)	$414,437

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.11)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	19,070,236	17,786,339

See accompanying notes to consolidated financial statements

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Year ended December 31				(Expressed in U.S. dollars)

	Common stock
	Number of		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2005	17,756,339	$8,766	$3,543,156	$(922,166)	$2,629,756
Issuance of 80,000 common shares at
$0.81 per share in lieu of accrued bonuses
to officers	80,000	80	64,720	-	64,800
Non-controlling interest share in
FrequentTraveller.com	-	-	(2,297)	-	(2,297)
Total comprehensive income	-	-	-	414,437	414,437
Balance, December 31, 2006	17,836,339	8,846	3,605,579	(507,729)	3,106,696
Issuance of 60,284 common shares at
$0.98 per share in lieu of accrued bonuses
to officers	60,284	60	59,018	-	59,078
Issuance of 1,000,000 common shares at
$1.00 per share to CEO	1,000,000	1,000	999,000	-	1,000,000
Private Placement of 2,550,000 common
shares at $2.00 per share	2,550,000	2,550	5,097,450	-	5,100,000
Share issue costs	-	-	(100)	-	(100)
Stock-based compensation	-	-	428,028	-	428,028
Non-controlling interest share in
FrequentTraveller.com	-	-	-	-	-
Total comprehensive loss	-	-	-	(2,017,949)	(2,017,949)
Balance, December 31, 2007	21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753

See accompanying notes to consolidated financial statements

COMMUNICATE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(Expressed in U.S. dollars)

	2007	2006

OPERATING ACTIVITIES
Net income (loss) for the year	$(2,017,949)	$414,437
Non–cash items included in net income (loss):
Non-controlling interest share of losses (Note 4)	-	(2,297)
Non-cash royalty income	-	(250,000)
Non-cash cost of domain name sales	-	191,012
Stock-based compensation	428,028	-
Amortization of deferred lease inducements	(5,034)	-
Amortization and depreciation	29,169	15,277
Issuance of common stock for bonuses	59,078	64,800
Changes in operating assets and liabilities:
Accounts receivable	(117,724)	(19,479)
Prepaid expenses	(246,174)	-
Accounts payable and accrued liabilities	764,864	57,121
Deferred revenue	53,079	-
Deferred lease inducements	100,690	-
Cash flows provided by (used in) operating activities	(951,973)	470,871

INVESTING ACTIVITIES
Proceeds from disposal (Purchase of) available for sale securities	261,912	(47,354)
Purchase of domain name	-	(4,126)
Purchase of minority interest in DHI	-	(42,269)
Purchases of equipment and leaseholds	(159,934)	(7,669)
Cash flows provided by (used in) investing activities	101,978	(101,418)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,099,900	-
Proceeds from restricted cash	20,000	-
Cash flows provided by financing activities	6,119,900	-

Net increase in cash and cash equivalents	5,269,905	369,453

Cash and cash equivalents, beginning of year	2,105,340	1,735,887
Cash and cash equivalents, end of year	$7,375,245	$2,105,340

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION

	2007	2006
Cash paid during the year for:
Interest	$-		$-
Income taxes	$-		$-

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Communicate.com Inc. (“the Company”) through its subsidiary, Domain Holdings Inc. (“DHI”), owns a portfolio of generic domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI is currently developing websites on two domain names; one that provides e-commerce for fragrance and other health and beauty products, and another that will be a media rich consumer experience on a sports related website where the revenue model is based on paid advertising.  DHI develops content and sells advertising services on the domains held for future development.

During the year ended December 31, 2006, DHI transferred certain domain name assets into its wholly owned subsidiary 0778229 B.C. Ltd, a British Columbia, Canada, company incorporated on December 27, 2006. DHI renamed the subsidiary Importers.com (“Importers”).  DHI also owns 100% of Acadia Management Corp. (“Acadia”). DHI has a dormant wholly owned subsidiary 613784 B.C. Ltd., which was incorporated on August 21, 2000.

Subsequent to year-end, on March 13, 2008 the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc.  The new subsidiary has been incorporated in relation to the Auctomatic transaction. Refer to Note 15.

On October 1, 2003 the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002.  FT is a full service travel agency that caters to Internet-based customers seeking tours and other travel services.  As at December 31, 2006, the Company owned 50.4% of the outstanding shares of FT.  On November 12, 2007, the Company disposed of its controlling interest in FT and at the end of 2007 no longer has any ownership in FT.  Refer to Note 4.

Basis of presentation

The consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its 94.9% interest in its subsidiary DHI, its 50.4% interest in FT (from January 1, 2007 until the sale of the Company’s controlling interest in FT on November 12, 2007), and it’s wholly owned subsidiaries Acadia and Importers.  All significant intercompany balances and transactions are eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of intangible assets, fair value measurement, related party transactions, stock based compensation, determination and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from these estimates.

Revenue recognition

Revenue from the sale and lease of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales or new leases of domain names in 2007.  There were two sales of domain names in 2006.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Web advertising revenue consists primarily of com

missions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records web advertising revenue net of service costs.

Revenues, and associated costs of goods sold, from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon shipment of products and determination that collection is reasonably assured. The Company does not record inventory as an asset because all products sold are delivered to the customer on a “just-in-time” basis by inventory suppliers.  All associated shipping and handling costs are recorded as cost of goods sold.

Until the disposal of the Company’s shares in FrequentTraveller.com Inc., revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk, were recorded on a gross basis. Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue. Where the Company does not act as the merchant of record and has no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.  See also Note 4.

Foreign currency transactions

The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income (loss).

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Cash and cash equivalents

The company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

On March 5, 2007, a $20,000 bond (restricted cash) was returned to the Company.

Available for Sale Securities

During the year ended December 31, 2006, the Company held marketable equity securities which were available for sale and as such, their carrying value was adjusted to market at the end of each reporting period.  As required by Statement of Financial Accounting (“SFAS”) SFAS No. 130, “Reporting Comprehensive Income”, any unrealized gains and losses on these investments would be recorded as a component of accumulated other comprehensive income (loss) and would be recorded as a component of net income (loss) when realized.  There had been no comprehensive income (loss), and the marketable equity securities available for sale were sold during the fiscal year ended December 31, 2007.

Property & Equipment

Equipment and Leasehold Improvements are stated at cost. Minor additions and improvements are charged to operations, and major additions are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations.

Amortization for equipment is computed using declining balance method at the following annual rates:

Office Furniture and Equipment	20%
Computer Equipment	30%
Computer Software	100%

Amortization for leasehold improvements is computed on a straight-line method calculated over the term of the lease.  Additions are amortized on a half-year basis in the year of acquisition.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2007.

Deferred Revenue

Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue. As at December 31, 2007 the Company recorded current deferred revenue of $53,079 (2006 - nil).

Deferred Lease Inducements

Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

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

Stock-based compensation

During the third quarter of 2007, the Company implemented the following new critical accounting policy related to our stock-based compensation. Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In August 2007, the Company’s board of directors approved an Incentive Stock Option Plan to make available 5,000,000 incentive stock options (“ISO”) to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  See also Note 7.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123R and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

During the first quarter of 2007, the Company adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, the Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S.  federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Earnings per share

Basic earnings per share are computed by dividing earnings for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, if any, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive loss consists only of accumulated foreign currency translation adjustments for all years presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, and simultaneously revised SFAS 141 “Business Combinations”.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  The Company is currently assessing the impact of SFAS No. 160 and the revision of SFAS 141 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. FASB anticipates that for some entities, the application of SFAS 157 will change current practice, effective December 1, 2007.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company has evaluated the impact of adopting SAB No. 108 and has concluded that it does not have a material effect on its consolidated financial statements.

NOTE 3 – FINANCIAL INSTRUMENTS

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

Fair values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. “Disclosures about Fair Value of Financial Instruments.” The Company has determined the estimated fair value amounts by using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, are approximately equal to their carrying value due to the short-term maturity of the instruments.

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 94.9% of its principal operating subsidiary’s, DHI’s, outstanding shares.

On October 1, 2003, the Company acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002. As of December 31, 2006, the Company owned a 50.4% interest in FT. FT provided travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by the Company, pursuant to a domain lease agreement entered with FT, dated May 1, 2005 (the “Domain Lease Agreement”). FT commenced operations in November 2003.

On November 12, 2007, the Company sold its remaining 50.4% share holdings in FT via an Asset Purchase Agreement (“APA”).  As part of this agreement the Domain Lease Agreement was cancelled for nil consideration, and all ties with FT were severed. Intercompany debt of $265,000 was cancelled and the rights to use the domain names were returned to the Company. The Company assumed no liabilities of FT going-forward.  The resulting gain of $276,805 on the disposal of the subsidiary was booked as other income. The following table summarizes the assets and liabilities foregone in exchange for the Company’s shareholding.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 4 – NON-CONTROLLING INTEREST (continued)

Assets
Cash	$46,974
Accounts Receivable	7,570

Liabilities
Account payable and accrued liabilities	(176,312)
Deferred Revenue	(111,857)
Loan	(43,180)

Net Liabilities	$276,805

NOTE 5 – PROPERTY & EQUIPMENT

2007	Cost	Accumulated	Net Book Value
		Amortization
Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Computer Software	-	-	-
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

2006	Cost	Accumulated	Net Book Value
		Amortization
Office Furniture and Equipment	$239,798	$235,158	$4,640
Computer Equipment	223,640	183,248	40,392
Computer Software	461,378	461,378	-
	$924,816	$879,784	$45,032

NOTE 6 – DEFERRED LEASE INDUCEMENTS

	2007	2006
Deferred Lease Inducements	$95,656		$-
Less: Current Portion	(20,138)		-
	$75,518		$-

NOTE 7 – SHARE CAPITAL

a)   Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)   Issued

2007

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants with an exercise price of $1.25 to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”) in exchange for $1,000,000 cash.  The warrants expire June 10, 2009.

On May 24, 2007 the Company issued 60,284 shares of common stock to management in lieu of $59,078 of bonuses payable.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 7 – SHARE CAPITAL (continued)

b)   Issued (continued)

2007

During September and October 2007 the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 2,550,000 of the Company’s shares of common stock, at a price of $2.00 per share for total gross proceeds of $5,100,000 (the “Offering”).  The shares were issued pursuant to the subscriptions as follows: 1,000,000 shares for $1,999,956 net cash proceeds were issued before September 30, 2007, and the balance of 1,550,000 shares for net cash proceeds of $3,099,944, were issued in October 2007.  Pursuant to the terms of the Offering, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “Registration Statement”) before December 31, 2007 covering the resale of the common stock (the “Registerable Securities”) sold.  The Company is further required to use its reasonable best efforts to maintain the Registration Statement effective for a period of (i) two years or (ii) until such time as all the Registerable Securities are eligible for sale under Rule 144k of the Securities Act of 1933, as amended.  The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

At December 31, 2007, there were 21,446,623 shares issued and outstanding.

2006

On June 30, 2006, the Company issued 80,000 restricted common shares at $0.69 per common share, which at the time of issuance had a fair value of $0.81 per common share or $64,800. A fair value increment adjustment of $9,600 was included in non-cash management fees.

c)   Stock Options

The Board of Directors and stockholders approved the 2007 Stock Incentive Plan and adopted it August 21, 2007 (“the Plan”).  The Company has reserved 5,000,000 shares of its common stock for issuance to directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.  Vesting terms of the options range from immediately to five years and no options will be exercisable for a period of more than ten years.

(i)    On September 11, 2007, the Company granted a total of 1,250,000 stock options to purchase the Company’s common shares at an exercise price of $2.50 per share to the following individuals:

i.

1,000,000 to the Company’s CEO;

ii.

50,000 to a consultant; and

iii.

100,000 each to two directors.

The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.22%; a risk free interest rate of 4.07% - 4.11% and an expected life of 3 years resulting in a value of $1.74-$1.78 per option granted.

(ii)   On October 1, 2007, the Company granted to its Chief Operating Officer (“COO”) 1,500,000 options to purchase the Company’s common stock at a price of $2.42 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.22%; risk free interest rate of 4.23% and an expected life of 3 years resulting in a value of $1.45 per option granted.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 7 – SHARE CAPITAL (continued)

c)   Stock Options (continued)

All of the options noted in (i) and (ii) vest over three years and are exercisable for a period of five years based on the date of grant.  Management does not expect any forfeitures to occur as the majority of the options in question have been granted to senior officers and directors of the Company who are not expected to leave in the near future.  This is the first year of the Stock Option Plan and this assumption will be reassessed on an annual basis.  The fair value of these options of $4,396,000 will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense of $428,028 has been recognized as of the year ended December 31, 2007 and included in management fees and employee salaries expense.  See also Notes 10 and 15.

No stock options were granted in the year ended December 31, 2006.  A summary of the option activity for the year ended December 31, 2007 pursuant to the terms of the 2007 Plan is as follows:

2007 Plan
Weighted
	Outstanding	Average
	Options	Exercise Price
Options outstanding, December 31, 2006	-	-
Granted	2,750,000	$2.46
Exercised	-	-
Cancelled or expired	-	-
Options outstanding, December 31, 2007	2,750,000	$2.46
Options exercisable December 31, 2007	-
Exercise price	$2.46
Weighted average remaining life	4.73 Years

d)   Common Stock Purchase Warrants

As of December 31, 2007, the Company has 1,000,000 (Note 7(b)) warrants to purchase the Company’s common stock outstanding as follows:

		Weighted
		Average Exercise Price
	Outstanding		Date of
	Warrants		Expiry

Warrants outstanding, December 31, 2006	-	$-
Granted	1,000,000	1.25	June 10, 2009
Cancelled or expired	-	-
Warrants exercisable December 31, 2007	1,000,000	$1.25
Exercise price	$1.25
Weighted average remaining life	1.44 Years

NOTE 8 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 613784 B.C. Ltd. are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT are subject to United States federal and state taxes.

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S.  federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.   The Company may

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 8 – INCOME TAXES (continued)

from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

As at December 31, 2007, the Company and its subsidiaries have net operating loss carryforwards of approximately $2,507,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2027.  The Company’s subsidiary DHI also has approximately $1,592,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The Company’s subsidiaries Acadia and Importers also have approximately $2,943,000 combined in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	2007	2006

Income (Loss) before income taxes	$(2,017,948)	$414,437
Combined corporate tax rate	34.1%	35.6%

Expected corporate tax recovery (expense)	688,524	(147,540)
Increase (decrease) resulting from:
Non-taxable gain on disposal	146,937	-
Effect of tax rate changes	(339,265)
Subsidiary non-controlling interests	-	818
Non-deductible domain name cost of sales	-	(68,000)
Non-taxable portion of domain name sales	-	111,036
Stock based compensation	(146,043)	-
Non-deductible items and other	7,736	(4,675)
Exchange adjustment to foreign denominated future tax assets	348,690	2,287
Change in valuation allowance due to disposal of subsidiary	(271,460)	-
Change in valuation allowance	(435,119)	106,074

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
		(Restated)

Deferred income tax assets:
Operating losses available for future periods	$752,303	$401,516
Property and equipment in excess of net book value	477,792	443,770
Intangible assets in excess of net book value	882,952	844,955

	2,113,047	1,690,241
Deferred income tax liabilities
Other differences	(279,920)	(292,233)

	1,833,127	1,398,008
Valuation allowance	(1,833,127)	(1,398,008)

Net deferred income tax assets	$-	$-

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 8 – INCOME TAXES (continued)

Restatement
The Company concluded that the income tax note disclosure in the financial statements at December 31, 2006 should be restated to record a future income tax liability of $292,233.  The decision to restate the 2006 note disclosure was based upon the results of the procedures performed as part of the December 31, 2007 year end financial audit which identified that the Company had no deferred income tax liability associated with the $1,645,061 intangible assets. The Company concluded that the amendment was material to the 2006 income tax note and has accordingly corrected the error.

As the restatement resulted in a corresponding reduction in the valuation allowance in the same amount, the restatement had no impact on the 2006 consolidated balance sheet, consolidated statements of operations, stockholders' equity or cash flows.

NOTE 9 – SEGMENTED INFORMATION

The Company’s eCommerce operations are conducted in three business segments, Domain Sales, Leasing and Advertising, eCommerce Products and eCommerce Services. Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2007
	Domain Sales,
	Leasing and	eCommerce	eCommerce
	Advertising	Products	Services	Total
	$	$	$	$
Revenue	449,613	8,149,030	480,591	9,079,234
Segment Loss	(499,602)	(1,745,218)	(169,508)	(2,414,328)

As at December 31, 2007	$	$	$	$
Total Assets	1,389,395	8,191,812	-	9,581,207
Intangible Assets	1,389,395	255,666	-	1,645,061

For the year ended December 31, 2006
	Domain Sales,
	Leasing and	eCommerce	eCommerce
	Advertising	Products	Services	Total
	$	$	$	$
Revenue	334,465	6,909,460	566,743	7,810,668
Segment Loss	(119,197)	7,711	(207,463)	(318,949)

As at December 31, 2006	$	$	$	$
Total Assets	1,389,395	2,632,784	76,372	4,098,551
Intangible Assets	1,389,395	252,366	3,300	1,645,061

The reconciliation of the segment profit to net income as reported in the consolidated financial statements is as follows:

For the years ended December 31,	2007	2006
	$	$
Segment Loss	(2,414,328)	(318,949)
Non-Recurring Income	-	250,000
Net proceeds from sales of domain names	-	432,788
Interest and Investment Income	119,574	48,301
Gain on Disposal of Investment of FrequentTraveler.com Inc.	276,805	-
Non-Controlling Interest	-	2,297
Net Income (Loss)	(2,017,949)	414,437

Substantially all property and equipment and intangible assets are located in Canada.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 10 – COMMITMENTS

Effective October 1, 2007 the Company leased its 5,400 square feet office in Vancouver, Canada from an unrelated party for a 5-year period starting from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company has committed to basic rent payments for the next 5 years commencing October 1, 2007 and expiring September 30, 2012 as follows.

	CAD $
2008		109,511
2009		114,853
2010		120,915
2011		125,537
2012		130,879

The Company will also be responsible for common costs currently estimated to be equal to approximately 75% of basic rent.

NOTE 11 – CONTINGENCY

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

NOTE 12 – OTHER EXPENSES

During Q4 of 2007, the Company incurred various unusual and one-time costs relating to restructuring, recruiting and relocating expenses associated with attracting the new management team.  In Q4 of 2007, such costs included a $205,183 severance payment to our former Chief Executive Officer, $30,558 in consulting fees to our former Chief Executive Officer, a $205,183 signing bonus to our new President and Chief Operating Officer, $196,806 of general legal costs associated with the preparation of employment agreements, severance agreements and stock option agreements.

NOTE 13 – ROYALTY SETTLEMENT

During the year ended December 31, 2004, DHI sold automobile.com, call.com, exercise.com and makeup.com to Manhattan Assets Corp. for $1 million and retained a perpetual minimum royalty right to the domain names. The royalty was calculated and payable monthly as the greater of 5% of net revenues arising from the sale of products and services marketed on web pages hosted on the domain names, or $2,500. No royalties were received during the years ended December 31, 2005 and 2004. Due to the uncertainty of realization no royalty revenue was reported. One payment of $21,672 was received and recorded in revenue in the first quarter of 2006.

During the first quarter in 2006, Manhattan Assets and DHI agreed to settle all future royalty obligations in a non-monetary exchange for the return of the domain name, website and rights to call.com. The domain name acquisition has been recorded as an addition in 2006 to intangible assets at management’s estimate of fair value of $250,000. As the transaction is a non-monetary transaction management has determined that the transaction had commercial substance based on the company’s ability to develop and market the call.com name. Management further determined that the more reliable fair value measure would be the value of the asset recovered rather than the fair value of the royalty rights exchanged. Management’s determinations resulted in measurement of proceeds from settlement of $250,000.  Manhattan Assets Corp. is a private Company, which at the time of settlement had a director related to an officer and director of the Company.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 14 – DOMAIN NAME SALES

On March 21, 2006, pursuant to an agreement dated March 21, 2001, DHI sold Vancouver.com for $123,800. The domain had a cost basis of $65,900.

On August 11, 2006, DHI completed the sale and transfer of a Wrestling.com with a cost basis of $125,112 to an arms-length party for cash proceeds of $500,000.

No domain name sales were completed in 2007.

NOTE 15 – SUBSEQUENT EVENTS

Employee Stock Option Grant

Subsequent to year-end, the Company granted 1,510,000 stock options to its management, full-time staff and consultants under the Company’s 2007 Stock Option Plan.  Under these grants, each individual received a number of incentive stock options with exercise prices ranging from $1.98 to 2.48, which will be subject to vesting as follows: (i) 33.33% of the Incentive Stock Options exercisable on the first anniversary of the Grant Date and (ii) thereafter 12.5% of the Incentive Stock Options exercisable on the last day of each successive three-month period until the granted amount has vested.  Unless earlier terminated, the options shall expire between January 1st and March 14th, 2013.

Employment Severance Agreement

Pursuant to the terms and conditions of an employment severance agreement between the Company and its former Chief Financial Officer (“CFO”), dated January 17, 2008 (the “CFO Severance Agreement”), the Company agreed to pay CAD$248,000 to the CFO on February 1, 2008, which consists of a severance allowance in the amount of CAD$158,400, accrued bonuses of CAD$79,200 and other benefits of CAD$10,400, less any and all applicable government withholdings and deductions.  Accordingly, the Company has expensed these amounts in the quarter ended March 31, 2008.  Furthermore, pursuant to the Severance Agreement, for a period commencing on February 1, 2008 until April 30, 2008, the Company has agreed to retain its former CFO as a consultant for a daily fee of CAD$750 to assist in the day- to-day operations of the Company and the transition of duties.

Sale of Domain Name

On January 17, 2008, the Company entered into an agreement to sell Surrey.com to an unrelated third party for CAD$200,000.  The terms of the agreement provide for the receipt of this amount over a two-year term.  The Company will lease the domain name to the third party exclusively during the term of the agreement.  If the third party defaults on any payments, the agreement terminates and rights to the domain name return to the Company.  As the rights to the domain name remain in the Company’s control, no revenues have been recorded in the first quarter of 2008.  Amounts collected as payment on the sale of this domain name have been treated as deposits until such time as the transfer of the domain name is completed and collectibility of revenues is assured.

Purchase of Cricket Fantasy

On February 19, 2008 (Effective Date), pursuant to an agreement dated November 15, 2007, the Company purchased all the right, title and interest in and to a cricket fantasy FaceBook application “Cricket FB Application” from an unrelated individual for $25,000 plus a bonus of $10,000 in the event that mutually agreed targets in respect thereof are achieved.  The purchase price for the Cricket FB Application will be paid in four payments of $10,000 on the Effective Date and $5,000 each on April 1, July 1 and October 1, 2008.  The Company also contracted the services of the individual to be Project Manager with respect the Cricket FB Application, as well as to the commercial exploitation of the domain name Cricket.com owned by the Company.  The term of the agreement for these services will end on November 15, 2008, at which time any bonus applicable to the achievement of targets noted above will be paid.

New Subsidiary

On March 13, 2008, the Company incorporated a wholly owned US subsidiary, Communicate.com Delaware, Inc. in the state of Delaware.

Communicate.com Inc.	Form 10-KSB - 2007

NOTE 15 – SUBSEQUENT EVENTS (continued)

Recent Transaction

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”). The Company believes that Auctomatic’s technology framework and toolset will strengthen its commerce platform and Auctomatic’s team will dramatically enhance our product and technology capability.

The Merger Agreement is anticipated to close on May 23, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic shall receive in total (i) $2,000,000 cash minus certain assumed liabilities and (ii) such number of shares of common stock of the Company equal to $3,000,000 divided by the lower of (a) $3.00 per share or (b) the closing price of the Company’s share on the Over the Counter Bulletin Board on the business day immediately preceding the Closing Date, provided that the denominator shall not be less than $2.50, in exchange for all the issued and outstanding shares of Auctomatic.

The consideration is payable on the Closing Date as follows: (i) 34% of the common stock and (ii) $1,200,000.  The remaining 66% of the common stock shall be distributed in equal amounts on each of the first, second and third anniversary of the Closing Date. The remaining $800,000 of the total Cash Consideration shall be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock shall be distributed pro rata among the Auctomatic Stockholders. The distribution of the common stock payable on the first, second and third anniversary of the Closing Date to the Founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.

Recent Announcement

On March 26, 2008, the Company announced its intention to change its legal name to “Live Current Media Inc.” and will seek formal shareholder approval to do so later in 2008.  Pending shareholder approval, Communicate.com Inc. will be doing business as "Live Current Media Inc."

NOTE 16 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current year’s consolidated financial statement presentation.

Communicate.com Inc.	Form 10-KSB - 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

COMMUNICATE.COM INC.

By:

/s/ C. Geoffrey Hampson

Name:

C. Geoffrey Hampson

Title:

Chief Executive Officer, Principal   Accounting Officer and Chairman

Dated:

March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Communicate.com Inc. and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Geoffrey Hampson

C. Geoffrey Hampson	Chief Executive Officer, Principal	March 31, 2008
Financial Officer, Principal
Accounting Officer, and Director
/s/ Jonathan Ehrlich

Jonathan Ehrlich	President and Chief Operating Officer	March 31, 2008

/s/ Boris Wertz

Boris Wertz	Director	March 31, 2008

/s/ Mark Benham

Mark Benham	Director	March 31, 2008

/s/James P. Taylor

James P. Taylor	Director	March 31, 2008