Form 10-Q
period 2008-03-31
COMMUNICATE COM INC
filed 2008-05-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-29929

COMMUNICATE.COM INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

375 Water Street, Suite 645, Vancouver, British Columbia, V6B 5C6

 (604) 453-4870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock	21,446,623 shares outstanding
$.001 Par Value	as of May 15, 2008

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

 COMMUNICATE.COM INC.
REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART  I – FINANCIAL INFORMATION

Item 1: Financial Statements.

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2: Management’s discussion and analysis or plan of operation

           Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack of resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this quarterly report.

(a)           Forward Looking Statements

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

(b)           Business Overview

Through our majority-owned subsidiary, Domain Holdings, Inc. (“DHI”), the Company monetizes its large portfolio of domain names.  A number of these domain names generate high amounts of internet traffic because of, among other things, their generic description of a specific product or services category. DHI owns, builds and operates websites around these domain names, which span several consumer and business-to-business categories including health & beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (importers.com). These websites generate revenue by selling products (eCommerce) and/or selling space to advertisers.

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of its principal operating subsidiary’s, DHI’s, outstanding shares.  During the quarter, DHI issued 40,086,645 shares to Communicate in exchange for a conversion of Intercompany debt of $3,000,000.

Revenue is primarily generated through online commerce and advertising.  ECommerce revenues are derived from the sales of fragrances to consumers online at our Perfume.com domain site.  The Company generates advertising revenue by selling “pay per click” and display advertising on its websites.  Prior to November 12, 2007, the Company also sold travel services through its majority-owned subsidiary FrequentTraveller.com Inc. (“FT”).

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

Management believes that it can develop and sustain businesses based on the foundation of the generic, intuitive domain names it owns, in part because of the significant numbers of visitors that are attracted to websites utilizing those names. Management has begun to integrate all aspects of the ways in which consumers interact with the internet today by building the Company’s domain names into subject-specific DestinationHubs™. This business strategy will see the company’s premium properties built into engaging destination sites, to be monetized through advertising revenue as well as commerce transactions.

In prior years, the Company acquired a number of .cn (China) domain names through a lottery-allocation to enhance and add value to its travel related and trade-directory domains, as well as a portfolio of second and third tier .com domain names, such as shoppingbound.com, pharmacybound.com and vietnambound.com. Management believes that its large range of domain names will drive strong Internet traffic, which can benefit both its retail and advertising revenue growth. In particular, management feels that the .cn domain names could have significant value as the eCommerce and internet advertising markets develop in China over the coming years.

The Company anticipates that it will, in the coming years, independently develop in-house capabilities with respect to technology, processes, and products, and will otherwise engage in research and development or similar activities around the concept of monetizing the portfolio of domain names. In addition to the above, the Company plans to engage in arrangements with its strategic partners and outside suppliers.

The Company presently employs seventeen full-time employees, two part-time employees, and nine consultants. Effective October 1, 2007, the Company entered into a new five-year office lease and occupies approximately 5,400 square feet of office space in Vancouver, British Columbia.  The Company also leases an office at 200 First Avenue West, Suite 400, Seattle, WA 98119 for a nominal amount per month.

(c)           Selected Financial Data

The following selected financial data was derived from the Company’s unaudited interim consolidated financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

	(Expressed in U.S. dollars)
	Three Months ended March 31, 2008 (unaudited)	Three Months ended March 31, 2007 (unaudited)

SALES
Health and Beauty eCommerce	$1,824,369	$1,416,924
Other eCommerce	455	204,420
Domain name leasing and advertising	27,836	69,901
Total Sales	1,852,660	1,691,245

COST OF SALES
Health and Beauty eCommerce	1,489,691	1,107,408
Other eCommerce	552	196,404
Total Cost of Sales	1,490,243	1,303,812

GROSS PROFIT	362,417	387,433

EXPENSES
Amortization and depreciation	15,266	3,263
Corporate general and administrative	447,895	135,940
ECommerce general and administrative	169,813	16,689
Management fees and employee salaries	1,073,546	188,539
Corporate marketing	26,459	-
ECommerce marketing	149,187	90,389
Expenses related to Cricket.com	55,317	-
Other expenses	629,856	-
Total Expenses	2,567,339	434,820

LOSS BEFORE OTHER ITEMS	(2,204,922)	(47,387)

Net proceeds from sales-type lease of domain names	168,206	-
Interest and investment income	42,498	18,615
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(1,994,218)	$(28,772)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	19,970,334	17,786,339

BALANCE SHEET DATA	At March 31, 2008 (unaudited)	At December 31, 2007 (audited)
Current Assets	$5,353,567	$7,760,349
Deferred acquisition costs	121,265	-
Long-term portion of investment in sales-type lease	23,423	-
Fixed Assets	314,600	175,797
Web Development Costs	147,025	-
Intangible Assets	1,625,881	1,645,061
Total Assets	$7,585,761	$9,581,207

Current Liabilities	$1,351,599	$1,829,936
Deferred lease inducements	70,483	75,518
Total Liabilities	1,422,082	1,905,454

Common Stock	12,456	12,456
Additional Paid in Capital	10,671,119	10,188,975
Accumulated Deficit	(4,519,896)	(2,525,678)
Total Stockholders’ Equity	6,163,679	7,675,753
Total Liabilities and Stockholders’ Equity	$7,585,761	$9,581,207

(d)           Results of Operations

Sales and Costs of Sales

Overall, combined sales in Q1 of 2008 totalled $1,852,660 versus $1,691,245 in Q1 of 2007, an increase of 9.5%. However, Q1 of 2007 included significant revenues of $202,350 from the Frequent Traveler (“FT”) relationship that was terminated in November 2007.  Without considering these revenues, the increase in overall revenues was $363,765, or over 21.5% compared to Q1 of 2007. Most of this increase was driven by a large increase in sales on Perfume.com as noted below. Overall, Health & Beauty eCommerce product sales, primarily made up of Perfume.com sales, represented 98.5% of total revenues in Q1 of 2008, compared to 95% of total revenues in both Q1 and Q4 of 2007, not including any influence from the FT revenues.

Costs of sales were $1,490,243 in Q1 of 2008 compared to $1,303,812 during Q1 of 2007, an increase of 14.3%.  Some of this increase is due to costs of sales attributable to FT.  Since the relationship with FT ended in 2007, the increase of costs of sales in Q1 of 2008 over Q1 of 2007 without the FT influence was 34.4%.  This increase is due to a higher volume of eCommerce sales compared to Q1 of 2007 at higher product costs in Q1 of 2008.

Overall gross margin in Q1 of 2008 was 19.6% compared to a gross margin of 22.9% in Q1 of 2007.  Without any influence from FT sales and costs of sales, the gross margin in Q1 of 2007 is 25.5%. This decrease in the overall gross margin is due primarily to increased prices for products charged by our vendors in our eCommerce business, as well as decreased advertising revenues which provide nearly 100% gross margins.

eCommerce Sales

The Company’s primary eCommerce sales are a result of directly marketing and selling consumable goods to customers at Perfume.com.

In Q1 of 2008, the combined retail sites excluding FT revenues generated sales of $1,824,824 compared to $1,418,994 in Q1 of 2007. This resulted in average sales of approximately $20,053 per day in Q1 of 2008 compared to $15,767 per day in Q1 of 2007. Comparable quarterly sales in Q1 of 2008 have increased compared to Q1 of 2007 by 28.6%. Management believes that the significant quarter over quarter increases demonstrate continued strong sales potential of this business segment. Cost of purchases and shipping totalled $1,490,243 in Q1 of 2008 versus $1,108,562 in Q1 of 2007. This produced a gross margin of $334,581 or 18.3%in Q1 of 2008 compared to $310,432 or 21.9% in Q1 of 2007. Gross profit margin in Q1 2008 has decreased compared to Q1 of 2007 due primarily to increased product costs and aggressive discounts provided to customers as a part of Management’s focus on growth. While Management plans to maintain this profit margin, there is no certainty that such result can be maintained throughout the year or continue into the foreseeable future.

ECommerce product sales in Q1 of 2008 have decreased 51% compared to Q4 of 2007, however the high sales in Q4 of 2007 was due to the seasonal influence of the holiday season.

In Q1 of 2007, the Company through its subsidiary FT generated eCommerce service sales of $202,350 at a cost of $195,250. In that quarter, the travel operation incurred a net loss of $51,705, excluding the minimum royalty of $37,500 to Domain Holdings Inc., and an accumulated deficit of $990,941 since its inception in October 2002. Effective November 12, 2007, the Company unwound its relationship with travel business subsidiary FT pursuant to an Asset Purchase Agreement (“APA”) between the Company and FT as noted above. FT had an accumulated deficit of $1,152,145 at November 12, 2007. During 2007, there was no requirement to record any non-controlling interest in the share of loss in FT.

Advertising

In Q1 of 2008, the Company generated advertising revenues of $27,836 compared to $69,901 in Q1 of 2007, a decrease of 60.2%. Management terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term. In Q1 of 2008, advertising accounted for only 1.5% of total revenues, compared to 4.7% of total revenues in Q1 of 2007.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as Management investigates new monetization opportunities with vendors, and realigns to increase advertising options available on the Company’s properties. In the medium-term, Management expects advertising revenues to be an important part of overall revenue.

Domain Name Leases and Sales

In Q1 of 2008, the Company entered into an agreement with an unrelated third party for a sales-type lease of surrey.com for $200,000CAD.  The terms of the lease agreement provide for five lease payments over a term of two years.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received.  Payments received per the agreement are forfeited if the contract is terminated or if subsequent payments do not comply with the agreement.  The present value of the lease payments are reflected as revenues in Q1 2008.  The investment in the sales-type lease is reflected on a net basis after the receipt of the first lease payment. There were no sales of domain names in Q1 of 2008 or the 2007 fiscal year.  Currently, Management continues to evaluate expression of interest from domain name buyers, however there is no plan to sell any of the domain names. The Company continues to look at acquiring certain other domain names that would complement either the advertising or eCommerce businesses.  Management believes that the portfolio of domain names will continue to appreciate in value over time, and to date it has not been necessary to raise additional capital through divestiture.

General and Administrative

In Q1 of 2008, the Company recorded total general and administrative expense of $617,708 or 33.3% of total sales as compared to $152,629 or 9.0% of total sales in Q1 of 2007, an increase of over 300%. This total includes corporate and eCommerce related general and administrative costs.

Corporate general and administrative costs of $447,895 have increased over Q1 of 2007 by $311,955, specifically a result of an increase in accounting and legal fees of approximately $146,000 over Q1 of 2007 due to increased corporate activity and SEC filings, increased travel and entertainment costs relating to investor relations and new corporate activity of approximately $153,000, as well as increased rent in our new office and increased foreign currency for expenses in Canadian dollars which has gained against the US dollar compared to last year.

General and administrative costs specific with the eCommerce business of $169,813 increased by $153,124 primarily due to increased recruiting costs to attract talented and experienced employees of approximately $150,000 during the quarter.  These expenses represented 9.3% of total eCommerce sales in Q1 of 2008 compared to 1.2% of total eCommerce sales in Q1 of 2007, not including eCommerce revenues for FT.com.  This is reasonable given Management’s focus on growing the eCommerce business in 2008. Management expects these expenses to increase as total eCommerce revenue increases but expects to maintain eCommerce general and administrative costs below 10% of eCommerce sales.

Total general and administrative expenses in Q1 of 2008 were 38.0% higher than the expenses of $447,478 in Q4 of 2007.  Comparatively, these expenses in Q4 of 2007 represented 11.3% of total revenues.  Management expects general and administrative expenses to increase as revenues and corporate activity increase but will attempt to maintain these costs below 10% of total sales on an annualized basis.

Management Fees and Employee Salaries

In Q1 of 2008, the Company incurred management fees and staff salaries of $1,073,546 compared to $188,539 in Q1 of 2007. This amount includes stock based compensation of $482,144.  Excluding these amounts, management fees and employee salaries expense of $591,402 was an increase of over 213% quarter over quarter. Management fee and salary costs increased in Q1 of 2008 compared to the same period in 2007 in part as a result of hiring a new management team beginning in June 2007. The addition of a Chief Executive Officer and Chief Operating Officer in mid to late 2007, a new Chief Corporate Development Officer and Vice President Finance in early 2008, as well as some additional key employees all contributed to a larger expense in Q1 of 2008. Compensation commensurate with the calibre of the new management team as well as the addition of more employees and consultants in marketing, technology, product management and customer service have contributed significantly to this increase. This investment in the future of the Company matches the quality of the assets. The tightened job market and the appreciating Canadian dollar indicate that recruitment costs will continue to be high into the foreseeable future. In addition to these new members of executive management, additional senior employees will be added in 2008.

Compared to the previous quarter, in Q4 of 2007, management fees and staff salaries of $884,998 were recorded. This amount includes stock-based compensation of $365,180.  Excluding this amount, management fees were $519,818. The increase in Q1 of 2008 over Q4 of 2007 is 13.8%.  This increase represents an investment in the future of the Company as additional key management and employees joined the team.

Management fees and staff salaries, excluding stock-based compensation, represented 31.9% of total revenues in Q1 of 2008 compared to 11.1% in Q1 of 2007.  Given the caliber of current management, employees and consultants, it is reasonable to maintain salaries expense at approximately 30% of revenues for the next two subsequent quarters.

Marketing

The Company acquires internet traffic by paying-for-clicks, email and affiliate marketing. In Q1 of 2008, the Company incurred total marketing expenses of $175,646.  In this total, $26,459 were corporate marketing expenses related to the public relations around repositioning the Company’s business.  ECommerce marketing expenses in Q1 of 2008 were $149,187 or 8.2% of eCommerce sales compared to $90,389 or 6.4% of eCommerce sales in Q1 of 2007, not including FT eCommerce revenues as noted above.  Marketing expenses have been growing substantially during 2007 and 2008, and were $460,074 or 12% of eCommerce sales in Q4 of 2007. Management expects marketing costs to increase over the next several fiscal quarters as management repositions Perfume.com and invests in new customer acquisitions.  Management believes that customer acquisition is the key to accelerated growth, and related costs to target and attract new customers are expected to be the largest part of these increased marketing costs. The increase in Q1 of 2008 is in line with Management’s expectations.

The Company’s websites’ search rankings currently perform adequately however management believes targeted keywords advertising at opportune times will bring additional traffic to its retail domain sites. Management believes that the increased advertising expenditures were a major contributing factor to increased revenues in Q1 of 2008.

Expenses related to Cricket.com

During Q1 of 2008, the Company incurred various costs relating to establishing the Memorandum of Understanding signed in April 2008 with the Board of Control for Cricket in India (BCCI) and the DLF Indian Premier League (IPL). During the quarter, these costs included $17,125 in consulting fees and $38,192 in travel expenses that were incurred in order to pursue this opportunity with the BCCI and IPL.  There were no such costs in Q1 of 2007.  Refer to Note 16 to the unaudited interim consolidated financial statements.

Other Expenses

During Q1 of 2008, the Company incurred various unusual and one-time costs relating to restructuring, the recruiting and relocating costs associated with attracting the new management team.  In Q1 of 2008, such costs included severance payments to our former Chief Financial Officer of $168,429, $25,657 in consulting fees to our former Chief Financial Officer, $317,109 in signing bonuses to our new Chief Corporate Development Officer and our new Vice President Finance, a severance payment of $53,582 to one of our full time employees, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FT disposition in late 2007.  There were no such costs in Q1 of 2007.  However, in Q4 of 2007, such costs included a $205,183 severance payment to our former Chief Executive Officer, $30,558 in consulting fees to our former Chief Executive Officer, a $205,183 signing bonus to our new President and Chief Operating Officer, $196,806 of general legal costs associated with the preparation of employment agreements, severance agreements and stock option agreements.

(e)           Liquidity and Capital Resources

The Company generates revenues from (i) the sale of third-party products and services by means of eCommerce over the Internet; (2) "pay-per-click" advertising revenue; (3) selling advertising on media rich websites with relevant content; and (4) the trading of domain name assets.

As at March 31, 2008, the Company had current assets in excess of current liabilities resulting in a positive working capital of $4,001,968 as compared to a working capital of $5,930,413 at the fiscal year ending December 31, 2007. During the three-months ended March 31, 2008, the Company had a net loss of $1,994,218 and a decrease in cash of $2,469,500, compared to net loss of $28,772 and a decrease in cash of $757,846 for the same three-month period of last year. From the beginning of the fiscal year to March 31, 2008, the Company has increased its accumulated deficit to $4,519,896 from $2,525,678 and has stockholders’ equity of $6,163,679.

Operating Activities

Operating activities in Q1 of 2008 resulted in cash outflows of $1,960,163 after adjustments for non-cash items, the most significant of which are the gain from the sales-type lease of a domain name of $169,070, the stock-based compensation expensed during the year of $482,144 and the decrease in accounts payable and accrued liabilities of $333,637 partially due to the payment of fiscal year end accrued audit and legal fees. In Q1 of 2007, cash outflows of $275,334 were primarily due to the decrease in accounts payable and accrued liabilities of $235,960 during the quarter.

Investing Activities

Investing activities in Q1 of 2008 generated cash outflows of $509,337, as the Company invested approximately $154,000 in the purchase of property and equipment, mostly consisting of furniture and equipment for our new office location, as well as $147,000 into website development. Investing activities in the quarter also included proceeds of $24,287 from a sales-type lease for surrey.com.  In Q1 of 2007, cash from investing activities used $482,512 to purchase “available for sale” securities, which were all subsequently sold in the 2007 fiscal year end.

Financing Activities

Financing activities in Q1 of 2008 and Q1 of 2007 generated no cash inflows or outflows.

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

While the Company has positive working capital, its currently reported quarter has experienced a loss. Management expects to continue to incur losses in the coming quarters as planned general and administrative and marketing expenditures increase. Management believes that the Company has sufficient cash and will generate sufficient working capital allowing it to continue to operate over the next twelve months. However, if the operating losses continue and exceed plan, the Company may be required to seek additional capital from external sources. The Company may also seek to explore new business opportunities, including the building or acquisition of a distribution center or warehouse in the United States to enhance its fragrance fulfillment capability and improve gross margins. These acquisitions may require additional cash beyond what is available and such funds may be raised by way of equity and/or debt financing, and through the sale of non-strategic domain name assets. However, access to such funds is not assured and Management may not be able to enter into arrangements with potential lenders or raise the required funds from such financings. If unable to raise adequate funds as needed, Management may seek other alternatives including approaching current shareholders or curtailing some activities to better match short term outlays with current cash resources.

The Company has no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our Company does not engage in trading activities involving non-exchange traded contracts.

(f)           Application of Critical Accounting Policies

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

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated are usually subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales of domain names in Q1 of 2008 or the fiscal year ended December 31, 2007.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of these revenues generated are reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  In January 2008, the Company entered into an agreement with an unrelated third party for a sales-type lease of surrey.com for $200,000CAD.  The terms of the lease agreement provide for five lease payments over a term of two years.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received.  Payments received per the agreement are forfeited if the contract is terminated or if subsequent payments do not comply with the agreement.  The present value of the lease payments are reflected as revenues in Q1 2008.  The investment in the sales-type lease is reflected on a net basis after the receipt of the first lease payment.

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

Until the disposal of the Company’s shares in FrequentTraveller.com Inc., revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acted as the merchant of record and had inventory risk, were recorded on a gross basis. Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue. Where the Company did not act as the merchant of record and had no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.

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

In August 2007, the Company’s board of directors approved a Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) or non-qualified stock options to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2008.

Website Development Costs

The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Costs are capitalized during the application development phase.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. The costs are related to infrastructure development of various websites that the Company operates. In previous periods, costs qualifying for capitalization were immaterial and therefore were expensed as incurred. Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

In Q1 of 2008, $147,025 in website development costs incurred in the application development phase were capitalized.  No amortization has been recorded in Q1 of 2008 as the websites have not yet reached the post-implementation operating phase.

(g)           Recent Accounting Pronouncements

SFAS 160
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

SFAS 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets, financial liabilities, and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company elected the Fair Value Option for its financial assets and liabilities, however, the adoption of SFAS No. 159 had no material impact on the Company’s interim consolidated financial statements.

SFAS 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The effective date of SFAS No. 157 has been deferred on February 12, 2008 to become effective for financial statements issued for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

C. Geoffrey Hampson, the Company’s Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter covered by this report, there were no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any pending or threatened material legal proceedings during the quarter other than those disclosed in the quarterly financial statements.

Item 1A:   Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.

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

Item 6. Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements.
31	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATE.COM INC.

Dated: May 15, 2008	By: /s/ C. Geoffrey Hampson
Name: C. Geoffrey Hampson
Title: CEO and Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2008	By: /s/ C. Geoffrey Hampson
Name: C. Geoffrey Hampson
Title: CEO and Chairman of the Board
(Principal Financial Officer)

Exhibits

Financial Statements	F-1

COMMUNICATE.COM INC.
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNICATE.COM INC.
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. dollars)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$4,905,745	$7,375,245
Accounts receivable (net of allowance of doubtful accounts of nil)	142,220	138,930
Prepaid expenses and deposits	165,062	246,174
Current portion of investment in sales-type lease (Note 15)	140,540	-
Total current assets	5,353,567	7,760,349

Long-term portion of investment in sales-type lease (Note 15)	23,423	-
Deferred acquisition costs (Note 14)	121,265	-
Property & equipment (Note 5)	314,600	175,797
Web development costs	147,025	-
Intangible assets	1,625,881	1,645,061
Total Assets	$7,585,761	$9,581,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,311,817	$1,756,719
Deferred revenue	19,644	53,079
Current portion of deferred lease inducements (Note 6)	20,138	20,138
Total current liabilities	1,351,599	1,829,936

Deferred lease inducements (Note 6)	70,483	75,518
Total Liabilities	1,422,082	1,905,454

STOCKHOLDERS’ EQUITY
Common stock (Note 7)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
21,446,623 common shares (December 31, 2007 – 21,446,623)	12,456	12,456
Additional paid-in capital	10,671,119	10,188,975
Accumulated deficit	(4,519,896)	(2,525,678)
Total Stockholders’ Equity	6,163,679	7,675,753
Total Liabilities and Stockholders’ Equity	$7,585,761	$9,581,207

Commitments and Contingency (Notes 10 and 11)

See accompanying notes to consolidated financial statements

On Behalf of The Board

Director	Director

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. dollars)
	Three Months ended March 31, 2008 (unaudited)	Three Months ended March 31, 2007 (unaudited)

SALES
Health and Beauty eCommerce	$1,824,369	$1,416,924
Other eCommerce	455	204,420
Domain name leasing and advertising	27,836	69,901
Total Sales	1,852,660	1,691,245

COST OF SALES
Health and Beauty eCommerce	1,489,691	1,107,408
Other eCommerce	552	196,404
Total Cost of Sales	1,490,243	1,303,812

GROSS PROFIT	362,417	387,433

EXPENSES
Amortization and depreciation	15,266	3,263
Corporate general and administrative	447,895	135,940
ECommerce general and administrative	169,813	16,689
Management fees and employee salaries	1,073,546	188,539
Corporate marketing	26,459	-
ECommerce marketing	149,187	90,389
Expenses related to Cricket.com (Note 12)	55,317	-
Other expenses (Note 13)	629,856	-
Total Expenses	2,567,339	434,820

LOSS BEFORE OTHER ITEMS	(2,204,922)	(47,387)

Net proceeds from sales-type lease of domain names (Note 15)	168,206	-
Interest and investment income	42,498	18,615
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(1,994,218)	$(28,772)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	19,970,334	17,786,339

See accompanying notes to consolidated financial statements

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

                                                                                                 (Expressed in U.S. dollars)

	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2006	17,836,339	8,846	3,605,579	(507,729)	3,106,696
Issuance of 60,284 common shares at $0.98 per share in lieu of accrued bonuses to officers	60,284	60	59,018	-	59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000	-	1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450	-	5,100,000
Share issue costs	-	-	(100)	-	(100)
Stock-based compensation	-	-	428,028	-	428,028
Total comprehensive loss	-	-	-	(2,017,949)	(2,017,949)
Balance, December 31, 2007	21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753
Stock-based compensation	-	-	482,144	-	482,144
Total comprehensive loss	-	-	-	(1,994,218)	(1,994,218)
Balance, March 31, 2008	21,446,623	$12,456	$10,671,119	$(4,519,896)	$6,163,679

 See accompanying notes to consolidated financial statements

COMMUNICATE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. dollars)
	Three Months ended March 31, 2008 (unaudited)	Three Months ended March 31, 2007 (unaudited)

OPERATING ACTIVITIES
Net loss for the period	$(1,994,218)	$(28,772)
Non–cash items included in net loss:
Return of restricted cash	-	20,000
Gain from sales-type lease of domain name	(169,070)
Stock-based compensation	482,144	-
Amortization of deferred lease inducements	(5,035)	-
Amortization and depreciation	15,266	3,263
Changes in operating assets and liabilities:
Accounts receivable	(3,290)	9,274
Prepaid expenses	81,112	(43,139)
Accounts payable and accrued liabilities	(333,637)	(235,960)
Deferred revenue	(33,435)	-
Cash flows used in operating activities	(1,960,163)	(275,334)

INVESTING ACTIVITIES
Proceeds from disposal (Purchase of) available for sale securities	-	(482,512)
Net proceeds from sales-type lease	24,287	-
Accrued expenses relating to deferred acquisition costs	(111,265)	-
Deferred acquisition costs	(121,265)	-
Purchase of property and equipment	(154,069)	-
Web development costs	(147,025)	-
Cash flows used in investing activities	(509,337)	(482,512)

Net increase in cash and cash equivalents	(2,469,500)	(757,846)

Cash and cash equivalents, beginning of period	7,375,245	2,105,340
Cash and cash equivalents, end of period	$4,905,745	$1,347,494

See accompanying notes to consolidated financial statements

Communicate.com Inc.
Notes to Consolidated Financial Statements

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

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  The new subsidiary has been incorporated in relation to the Auctomatic transaction. Refer to Note 14.  The Company’s subsidiary, DHI, owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 613784 B.C. Ltd. (“613784”).

As at December 31, 2006, the Company owned 50.4% of the outstanding shares in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002.  FT was a full service travel agency that catered to Internet-based customers seeking tours and other travel services.  On November 12, 2007, the Company disposed of its controlling interest in FT and at the end of 2007 no longer had any ownership in FT.  Refer to Note 4.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its 98.2% (December 31, 2007 - 94.9%) interest in its subsidiary DHI and DHI’s wholly owned subsidiaries Importers, Acadia, and 613784.  The comparative figures in 2007 include its 50.4% interest in FT (from January 1, 2007 until the sale of the Company’s controlling interest in FT on November 12, 2007).  All significant intercompany balances and transactions are eliminated on consolidation.

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

Communicate.com Inc.
Notes to Consolidated Financial Statements

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

Until the disposal of the Company’s shares in FrequentTraveller.com Inc. on November 12, 2007, revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acts as the merchant of record and has inventory risk, were recorded on a gross basis. Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue. Where the Company did not act as the merchant of record and had no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.  See also Note 4.

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated are usually subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales of domain names in Q1 of 2008 or the fiscal year ended December 31, 2007.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of these revenues generated are reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  In January 2008, the Company entered into an agreement with an unrelated third party for a sales-type lease of surrey.com for $200,000CAD.  The terms of the lease agreement provide for five lease payments over a term of two years.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received.  Payments received per the agreement are forfeited if the contract is terminated or if subsequent payments do not comply with the agreement.  The present value of the lease payments are reflected as revenues in Q1 2008.  The investment in the sales-type lease is reflected on a net basis after the receipt of the first lease payment.

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

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property & Equipment
These assets are stated at cost. Minor additions and improvements are charged to operations, and major additions are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2008.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue. As at March 31, 2008 the Company recorded current deferred revenue of $19,644 (December 31, 2007 – $53,079).

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Website development costs
The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Costs are capitalized during the application development phase.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. The costs are related to infrastructure development of various websites that the Company operates. In previous periods, costs qualifying for capitalization were immaterial and therefore were expensed as incurred. Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

In Q1 of 2008, $147,025 in website development costs incurred in the application development phase were capitalized.  No amortization has been recorded in Q1 of 2008 as the websites have not yet reached the post-implementation operating phase.

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation
During the third quarter of 2007, the Company implemented the following new critical accounting policy related to our stock-based compensation. Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards, which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Earnings per share
Basic earnings per share are computed by dividing earnings for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

Comprehensive income (loss)
Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners.

Recent Adopted Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets, financial liabilities and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company elected the Fair Value Option for its financial assets and liabilities, however, the adoption of SFAS No. 159 had no material impact on the Company’s interim consolidated financial statements.

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The effective date of SFAS No. 157 has been deferred on February 12, 2008 to become effective for financial statements issued for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

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

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of its principal operating subsidiary’s, DHI’s, outstanding shares.  During the quarter, DHI issued 40,086,645 shares to Communicate at fair value in exchange for a conversion of Intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method.

As of December 31, 2006, the Company owned a 50.4% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002.  FT provided travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by the Company, pursuant to a domain lease agreement entered with FT, dated May 1, 2005 (the “Domain Lease Agreement”).  FT commenced operations in November 2003.  On November 12, 2007, the Company sold its remaining 50.4% share holdings in FT via an Asset Purchase Agreement (“APA”).

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

Assets
Cash	$46,974
Accounts Receivable	7,570

Liabilities
Account payable and accrued liabilities	(176,312)
Deferred Revenue	(111,857)
Loan	(43,180)

Net Liabilities	$276,805

NOTE 5 – PROPERTY & EQUIPMENT

March 31, 2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,869	$18,313	$147,556
Computer Equipment	76,938	39,767	37,171
Computer Software	10,000	1,250	8,750
Leasehold Improvements	142,498	21,375	121,123
	$395,305	$80,705	$314,600

December 31, 2007	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

NOTE 6 – DEFERRED LEASE INDUCEMENTS

	March 31, 2008	December 31, 2007
Deferred Lease Inducements	$90,621	$95,656
Less: Current Portion	(20,138)	(20,138)
	$70,483	$75,518

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 7 – COMMON STOCK

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

At March 31, 2008, there were 21,446,623 shares issued and outstanding.

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

The Company valued the options to the CEO and directors using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.22%; a risk free interest rate of 4.07% - 4.11% and an expected life of 3 years resulting in a value of $1.74-$1.78 per option granted.

The Company is valuing the options to the consultant at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 73.34%; a risk free interest rate of 1.79% and an expected life of 3 years resulting in a value of $1.78 per option granted.

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 7 – SHARE CAPITAL (continued)

c)     Stock Options (continued)

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

(iii)
On January 1, 2008, the Company granted to its Chief Corporate Development Officer (“CCDO”) 1,000,000 options to purchase the Company’s common stock at a price of $2.06 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.66%; risk free interest rate of 3.07% and an expected life of 3 years resulting in a value of $1.05 per option granted.

(iv)
On January 7, 2008, the Company granted to its Vice President, Finance (“VP Finance”) 150,000 options to purchase the Company’s common stock at a price of $1.98 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.68%; risk free interest rate of 2.76% and an expected life of 3 years resulting in a value of $1.01 per option granted.

(v)
On March 14, 2008, the Company granted to a director 100,000 options to purchase the Company’s common stock at a price of $2.48 per share.  The Company valued these options using the Black Scholes option price model using the following assumptions: no dividend yield; expected volatility rate of 73.39%; risk free interest rate of 1.65% and an expected life of 3 years resulting in a value of $1.21 per option granted.

(vi)
Between January 1, 2008 and March 31, 2008, the Company granted to its full-time employees a total of 290,000 options to purchase the Company’s common stock at a range of prices between $2.06 and $3.30 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of between 73.34% and 75.66%; risk free interest rates of between 1.79% and 3.07% and an expected life of 3 years resulting in a value of between $1.05 and $1.66 per option granted.

(vii)
Between January 1, 2008 and March 31, 2008, the Company granted to consultants a total of 70,000 options to purchase the Company’s common stock at prices ranging from $2.06 to $2.48 per share.  The Company is valuing these options at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 73.34%; risk free interest rates of 1.79% and an expected life of 3 years resulting in a value of $1.38 per option granted.

All of the options noted in (i) to (vii) vest over three years and are exercisable for a period of five years based on the date of grant.  Management does not expect any forfeitures to occur as over 90% of the options in question have been granted to senior officers, senior employees and directors of the Company who are not expected to leave in the near future.  This is the first year of the Stock Option Plan and this assumption will be reassessed on an annual basis.  The fair value of these options at March 31, 2008 of $7,272,100 (December 31, 2007 - $4,396,000) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense has been recognized in Q1 2008 of $482,144 (FYE 2007 - $428,028) and included in management fees and employee salaries expense.

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 7 – SHARE CAPITAL (continued)

c)     Stock Options (continued)

A summary of the option activity under the 2007 Plan as of March 31, 2008, and changes during the three-month period then ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Intrinsic Value $
Options outstanding, March 31, 2007	-	-	-
Granted	2,750,000	$2.25	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, December 31, 2007	2,750,000	$2.25	$1.74 - 1.78
Granted	1,610,000	$2.20
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, March 31, 2008	4,360,000	$2.23	$1.33 - 1.42

Options vested or expected to vest at March 31, 2008	-
Options exercisable March 31, 2008	-
Exercise price	$2.23
Weighted average remaining life	4.60 Years

d)     Common Stock Purchase Warrants

As of March 31, 2008, 1,000,000 (Note 7(b)) warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
	Outstanding	Average Exercise	Date of
	Warrants	Price	Expiry
Warrants outstanding, March 31, 2007	-	-
Granted	1,000,000	$1.25
Cancelled or expired	-	-
Warrants outstanding, December 31, 2007	1,000,000	$1.25
Granted	-	-	June 10, 2009
Cancelled or expired	-	-
Warrants exercisable March 31, 2008	1,000,000	$1.25
Exercise price	$1.25
Weighted average remaining life	1.19 Years

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 613784 B.C. Ltd. are subject to federal and provincial taxes in Canada and the Company and its subsidiary FT (until the date of disposition on November 12, 2007) are subject to United States federal and state taxes.

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, as well as the quarter ended March 31, 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

As at the last fiscal tax year December 31, 2007, the Company and its subsidiaries have net operating loss carryforwards of approximately $2,507,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2027.  The Company’s subsidiary DHI also has approximately $1,592,000 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The Company’s subsidiaries Acadia and Importers also have approximately $2,943,000 combined in undepreciated capital costs relating to intangible assets that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 – SEGMENTED INFORMATION

The Company’s eCommerce operations have historically been conducted in three business segments, Domain Leasing and Advertising, eCommerce Products and eCommerce Services. The business segment of eCommerce services ended upon the termination of the Company’s relationship with FT on November 12, 2007.  Revenues, operating profits and net identifiable assets by business segments are as follows:

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 9 – SEGMENTED INFORMATION (continued)

For the Quarter Ended March 31, 2008
	Domain Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	27,836	1,824,824	-	1,852,660
Segment Loss	(533,266)	(1,671,656)	-	(2,204,922)

As at March 31, 2008	$	$	$	$
Total Assets	1,534,178	6,051,583	-	7,585,761
Intangible Assets	1,373,515	252,366	-	1,625,881

For the Quarter Ended March 31, 2007
	Domain Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	69,901	1,416,924	204,420	1,691,245
Segment Loss	(34,399)	32,016	(45,004)	(47,387)

As at March 31, 2007	$	$	$	$
Total Assets	1,389,395	2,400,318	-	3,833,819
Intangible Assets	1,389,395	252,366	-	1,645,061

The reconciliation of the segment profit to net income as reported in the consolidated financial statements is as follows:

	For the Quarter Ended March 31, 2008 (unaudited)		For the Quarter Ended March 31, 2007 (unaudited)
	$		$
Segment Loss		(2,204,922)		(47,387)
Non-Recurring Income		-		-
Net proceeds from sales-type lease of domain names		168,206		-
Interest and Investment Income		42,498		18,615
Net Loss for the period		(1,994,218)		(28,772)

Substantially all property and equipment and intangible assets are located in Canada.

NOTE 10 – COMMITMENTS

Effective October 1, 2007 the Company leased its 5,400 square feet office in Vancouver, Canada from an unrelated party for a 5-year period starting from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CAD $
2008	83,469
2009	116,188
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 75% of basic rent.

Communicate.com Inc.
Notes to Consolidated Financial Statements

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

NOTE 12 – EXPENSES RELATED TO CRICKET.COM

During Q1 of 2008, the Company incurred various costs relating to establishing the Memorandum of Understanding signed in April 2008 with the Board of Control for Cricket in India (BCCI) and the DLF Indian Premier League (IPL). During the quarter, these costs included $17,125 in consulting fees and $38,192 in travel expenses that were incurred in order to pursue this opportunity with the BCCI and IPL.  There were no such costs in Q1 of 2007.  Refer to Note 16.

NOTE 13 – OTHER EXPENSES

During Q1 of 2008, the Company incurred various restructuring costs relating to establishing the new management team.  During the period, such costs included severance payments to our former Chief Financial Officer of $168,429, $25,657 in consulting fees to our former Chief Financial Officer, $317,109 in signing bonuses to our new Chief Corporate Development Officer and our new Vice President Finance, a severance payment of $53,582 to one of our full time employees, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FT disposition in late 2007.  There were no such costs in Q1 of 2007.

NOTE 14 – MERGER AGREEMENT

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”). The Company believes that Auctomatic’s technology framework and toolset will strengthen its commerce platform and Auctomatic’s team will dramatically enhance the Company’s product and technology capability.

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

As at March 31, 2008, $121,265 of acquisition costs had been incurred and will be deferred until the Closing Date, at which time these costs will be allocated to the purchase price.

Communicate.com Inc.
Notes to Consolidated Financial Statements

NOTE 15 – DOMAIN NAME LEASES AND SALES

On January 17, 2008, the Company entered into an agreement to lease Surrey.com to an unrelated third party for CAD$200,000.  The terms of the agreement provide for the receipt of this amount in five irregular lease payments over a two-year term.  The first payment of $25,000CAD was due on January 17, 2008 (the “Effective Date”), $45,000CAD is due 3 months after the Effective Date, $80,000CAD is due 6 months after the Effective Date, $25,000CAD is due 1 year after the Effective Date, and $25,000CAD is due 2 years after the Effective Date. The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  This transaction has been recorded as a sales-type lease in Q1 of 2008.  The investment in a sales-type lease of $163,963 has been recorded on the balance sheet on a net basis after the lease payments received to date.  Revenues of $168,206 have been recorded at the present value of the lease payments over the term, net of the cost of the domain name, at an implicit rate of 6%.

There were no sales of domain names in Q1 of 2008 or the 2007 fiscal year.

NOTE 16 – SUBSEQUENT EVENTS

Memorandum of Understanding
On April 18, 2008, the Company signed a Memorandum of Understanding (MOU) with the Board of Control for Cricket in India (BCCI) and the DLF Indian Premier League (IPL).  The Company will be the exclusive online provider of content for the BCCI and IPL.  The ten-year agreement outlined in the MOU includes extensive co-marketing and exclusive online content rights agreements for the Company to build, launch and operate the official online destinations for the BCCI and IPL. The BCCI will be guaranteed on a combined basis a minimum of US $3 million annually and the IPL US $ 2 million annually through revenue sharing agreements including percentages of advertising, sponsorship and merchandising sales.  The Company is currently negotiating definitive binding agreements to finalize the terms of the transaction.

NOTE 17 – COMPARATIVE FIGURES

In order to provide more relevant data in Q1 of 2008, the Company has specifically identified and reported eCommerce sales and costs of sales generated from the operation of our Perfume.com and Body.com websites as “Health & Beauty eCommerce”, and the eCommerce sales and costs of sales generated from the operation of our other websites as “Other eCommerce”.  Other eCommerce includes eCommerce services generated from FT in 2007, which are NIL in 2008. The comparative figures for Q1 of 2008 have been reclassified in order to conform to the current year’s consolidated financial statement presentation.