Form 10-Q
period 2008-06-30
Live Current Media, Inc.
filed 2008-08-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-29929

LIVE CURRENT MEDIA INC.
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock	22,093,026 shares outstanding
$.001 Par Value	as of August 14, 2008

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

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

(b)           Business Overview

Live Current Media Inc. (formerly known as Communicate.com Inc.) (the “Company”) changed its name on May 30, 2008 from Communicate.com Inc. to Live Current Media Inc. after obtaining formal shareholder approval to do so at the Annual General Meeting in May 2008.

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of the outstanding shares of its principal operating subsidiary, Domain Holdings, Inc. (“DHI”), an Alberta company.  During Q1 of 2008, DHI issued 40,086,645 shares to the Company in exchange for a conversion of intercompany debt of $3,000,000.

The Company presently employs twenty-three full-time employees, three part-time employees, and four consultants. The Company anticipates that it will continue to invest in management, marketing, finance, operations, and technology capability. In addition to the above, the Company plans to engage in arrangements with strategic partners and outside suppliers where appropriate.

The Company’s principal office is located at #645-375 Water Street, Vancouver, British Columbia V6B 5C6.  It also leases an office at the Pacific NorthWest Trade Center, 800 Fifth Avenue, Suite 4100, Seattle, WA 98104 for a nominal amount per month.

The corporate website is located at www.livecurrent.com.

Operations

Through its majority-owned subsidiary, DHI, the Company builds consumer internet experiences around its large portfolio of domain names.  These domain names span several consumer and business-to-business categories including health & beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (importers.com).  Management believes that it can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  Management has begun to exploit this traffic through the construction of next generation consumer experiences, which they call DestinationHubs™, at perfume.com and cricket.com.  Over time, the Company will build out additional DestinationHubs at several of their domain names.  The Company may also choose to sell select domain names to strategic buyers.

The Company also owns a number of .cn (China) domain names and a portfolio of second and third tier .com domain names, such as shoppingbound.com, pharmacybound.com and vietnambound.com.  Management believes that the .cn domain names could have significant value as the internet market in China develops.  The “bound.com” domains may benefit from the massive online travel market.

The Company generates revenue by selling products online to consumers (eCommerce) and by selling online advertising space to advertisers.  Ecommerce revenues are primarily derived from the sale of fragrance products to consumers at Perfume.com.  Advertising revenues are derived by offering “pay per click” and display advertising on certain other websites in its portfolio.  Prior to November 12, 2007, the Company also sold travel services through its majority-owned subsidiary FrequentTraveller.com Inc. (“FT”).  Due to poor operating results and cash flows, the Company’s relationship with FT was terminated effective November 12, 2007.  On the same date, the Company entered into an Asset Purchase Agreement (“APA”) with FT whereby the Company acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property for a total consideration of (a) the 8,000,000 shares of FT owned by the Company; and (b) the cancellation of $261,833 of debt owed by FT to the Company resulting in a gain on disposal of the investment of $276,805.  As such, the Company has acquired all rights associated with the operation of the FrequentTraveller.com website.  As at November 12, 2007, FT is no longer a subsidiary.

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”).  The Merger Agreement closed on May 22, 2008 (the “Closing Date”).  The surviving entity in the transaction, and our subsidiary, Delaware, has had minimal operations in Q2 of 2008, but continues to be a part of the Company’s strategic foundation for future growth.  The Auctomatic technology framework and toolset, as well as the team of senior employees obtained in this transaction, have already helped the Company in strengthening its eCommerce platform and enhancing its product and technology capability.

A list of the Company’s subsidiaries at August 14, 2008 is attached as Exhibit 21.

Global Cricket Venture

On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”) to build, operate and promote two cricket-related web sites — IPLT20.com, the official web site of the IPL, and BCCI.tv, the official web site of the BCCI.  Pursuant to the MOU, the BCCI granted the Company exclusive and non-exclusive rights to digital cricket-related content (e.g. video, photos, etc.).  The Company also gained rights to use this content to launch cricket.com, a global portal for cricket enthusiasts.  The MOU has a term of ten years and renewal rights for an additional ten years.  The IPLT20.com website was launched on April 18, 2008.  The parties are currently negotiating further, definitive agreements, to memorialize the terms and conditions of the deal.

The Company subsequently signed a Memorandum of Understanding on May 19, 2008 to form Global Cricket Venture with netlinkblue (“NLB”) to combine digital assets around the IPL.  In addition to the digital assets referenced above, Global Cricket Venture controls the right to live stream IPL matches and has the exclusive global mobile rights.  The parties are currently negotiating further, definitive agreements, to memorialize the terms and conditions of the venture.

On April 18, 2008, the Company launched the IPLT20.com website in conjunction with the inaugural Indian Premier League season.  Consistent with a highly successful first season for the league, the website saw extremely high levels of traffic and fan engagement during the 44 day tournament.  However, since the MOU was signed just prior to the commencement of the league’s first season, revenues for the first season were immaterial.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  The new subsidiary is intended to be a holding company to support the Global Cricket Venture with NLB and the Company’s activities relating to cricket and the IPL.  It is anticipated that LCM Cricket Ventures will become a shareholder in Global Cricket Venture Pte. Ltd. (“Global Cricket Venture”), a Singapore company that was formed by NLB on June 10, 2008 for the purpose of conducting the activities outlined in the MOU’s.  To date, the new subsidiary has no or nominal assets and no operations.

The Company has incurred substantial costs relating to negotiating and performing under the terms of the MOUs with each of the BCCI and the IPL, and establishing the venture with NLB.  During Q2 of 2008, these costs totaled $678,222 (Q1 of 2008 - $55,317) including, but not limited to, expenditures for business development, travel, consulting, and salaries.  There were no such costs in Q2 or Q1 of 2007.  It is anticipated that the costs incurred by each party to the venture in the launch phase will be reimbursed by Global Cricket Venture, which may seek its own funding from outside sources.  As a result, the Company has recorded these costs as amounts receivable from the Global Cricket Venture at June 30, 2008.

(c)           Selected Financial Data

The following selected financial data was derived from the Company’s unaudited interim consolidated financial statements for the quarter ended June 30, 2008.  The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

	(Expressed in U.S. dollars) Three Months Ended
	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)

SALES
Health and Beauty eCommerce	$1,908,036	$1,470,610
Other eCommerce	-	114,862
Domain name leasing and advertising	27,418	70,692
Total Sales	1,935,454	1,656,164

COST OF SALES
Health and Beauty eCommerce	1,578,886	1,143,715
Other eCommerce	-	93,979
Total Cost of Sales	1,578,886	1,237,694

GROSS PROFIT	356,568	418,470

EXPENSES
Amortization and depreciation	43,888	3,024
Corporate general and administrative	591,169	109,946
ECommerce general and administrative	100,495	58,034
Management fees and employee salaries	1,479,782	359,825
Corporate marketing	20,243	-
ECommerce marketing	129,885	121,067
Other expenses	33,691	-
Total Expenses	2,399,153	651,896

LOSS BEFORE OTHER ITEMS	(2,042,585)	(233,426)

Interest and investment income	16,680	14,246
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(2,025,905)	$(219,180)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,832,026	17,872,860

BALANCE SHEET DATA	At June 30, 2008 (unaudited)	At December 31, 2007 (audited)
Current Assets	$3,172,481	$7,760,349
Long-term Portion of Investment in Sales-Type Lease	23,423	-
Property and Equipment	1,225,440	175,797
Website Development Costs	276,030	-
Intangible Assets	1,625,881	1,645,061
Goodwill	2,417,296	-
Total Assets	$8,740,551	$9,581,207

Current Liabilities	$2,668,706	$1,829,936
Deferred Lease Inducements	65,449	75,518
Total Liabilities	2,734,155	1,905,454

Common Stock	13,087	12,456
Additional Paid in Capital	12,483,794	10,188,975
Accumulated Deficit	(6,490,485)	(2,525,678)
Total Stockholders’ Equity	6,006,396	7,675,753
Total Liabilities and Stockholders’ Equity	$8,740,551	$9,581,207

(d)           Results of Operations

Sales and Costs of Sales

Overall, combined sales in Q2 of 2008 totaled $1,935,454 versus $1,656,164 in Q2 of 2007, an increase of 16.9%. However, Q2 of 2007 included significant revenues of $114,862 from the Frequent Traveler (“FT”) relationship that was terminated in November 2007.  Without considering these revenues, the increase in overall revenues in Q2 of 2008 was $394,152, or 25.6%, compared to Q2 of 2007.  Most of this increase was driven by a large increase in sales on Perfume.com as noted below.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 98.6% of total revenues in Q2 of 2008, compared to approximately 95.4% of total revenues in Q2 of 2007 not including any influence from the FT revenues.

Costs of sales were $1,578,886 in Q2 of 2008 compared to $1,237,694 during Q2 of 2007, an increase of 27.6%.  The 2007 costs of sales included costs of sales attributable to FT in the amount of $93,979.  The increase of costs of sales in Q2 of 2008 over Q2 of 2007 without the FT costs of sales was 38.1%.  This increase is due to higher product and shipping costs in Q2 of 2008 compared to Q2 of 2007.

Overall gross margin in Q2 of 2008 was 18.4% compared to a gross margin of 25.3% in Q2 of 2007.  Without any influence from FT sales and costs of sales, the gross margin in Q2 of 2007 was 25.8%.  This decrease in the overall gross margin from Q2 of 2007 is due to reduced advertising revenues which provide nearly 100% gross margins and Management’s focus on more aggressive discounts to invest in growing revenues and customers at Perfume.com, as discussed below.

Health and Beauty eCommerce Sales

The Company’s eCommerce sales are a result of selling consumable goods to customers at Perfume.com.

Perfume.com revenues grew 29.7% from $1,470,610 in Q2 of 2007 to $1,908,036 in Q2 of 2008. This was the third consecutive quarter with year-over-year revenue growth of more than 27% for Perfume.com.  Daily sales averaged $20,967 per day in Q2 of 2008 compared to $16,161 per day in Q2 of 2007. Management believes that the significant quarterly increases demonstrate continued strong potential of this business segment.

Costs of shipping and purchases totaled $1,578,886 in Q2 of 2008 versus $1,143,715 in Q2 of 2007. This produced a gross margin of $329,150 or 17.3% in Q2 of 2008 compared to $326,895 or 22.2% in Q2 of 2007. Gross profit margin in Q2 2008 decreased compared to Q2 of 2007 primarily due to an increase in shipping costs attributed to the rise in oil prices and more aggressive discounting to drive customer and revenue growth.  Management plans to maintain this profit margin through 2008.  In 2009, Management intends to introduce and implement more robust supply chain capability which should expand gross margins by the end of 2010.  However, there is no certainty that such results can be maintained throughout the year or continue into the foreseeable future.

Health and Beauty eCommerce product sales in Q2 of 2008 increased 4.6% compared to Q1 of 2008.

Other eCommerce Sales

In Q1 of 2008, the Company ceased offering goods or services for sale on its non-Health and Beauty websites as Management is revisiting the business models around those websites.  As a result, there were no revenues generated on the Company’s other eCommerce retail sites in Q2 of 2008, and only $455 earned in Q1 of 2008.

Comparable quarterly results in Q2 of 2007 included only eCommerce service sales through its subsidiary FT of $114,862 and FT costs of sales of $93,979.  This produced a gross margin of $20,883 or 18.2% in Q2 of 2007.  In that quarter, the travel operation incurred a net loss of $68,768, excluding the minimum royalty of $37,500 to Domain Holdings Inc.  Effective November 12, 2007, the Company unwound its relationship with travel business subsidiary FT pursuant to an Asset Purchase Agreement (“APA”) between the Company and FT as noted above. FT had an accumulated deficit of $1,152,145 at November 12, 2007.  During 2007, there was no requirement to record any non-controlling interest in the share of loss in FT.

Advertising

In Q2 of 2008, the Company generated advertising revenues of $27,418 compared to $70,692 in Q2 of 2007, a decrease of 61.2%. Management terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term. In Q2 of 2008, advertising accounted for only 1.4% of total revenues, compared to 1.5% of total revenues in Q1 of 2008 and 4.3% of total revenues in Q2 of 2007.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as Management investigates new monetization opportunities with vendors, and realigns to increase advertising options available on the Company’s properties. In the medium-term, Management expects advertising revenues to be an important part of overall revenue.

Domain Name Leases and Sales

In Q1 of 2008, the Company entered into an agreement with an unrelated third party for a sales-type lease of surrey.com for $200,000CAD.  The terms of the lease agreement provide for five lease payments over a term of two years.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received.  Payments received pursuant to the agreement are forfeited if the contract is terminated or if subsequent payments do not comply with the agreement.  The present value of the lease payments were reflected as revenues in Q1 2008.  The investment in the sales-type lease was reflected on a net basis after the receipt of the first lease payment.

There were no sales of domain names in Q2 or Q1 of 2008 or the 2007 fiscal year.  Management continues to evaluate expression of interest from domain name buyers, and continues to look at acquiring certain other domain names that would complement either the advertising or eCommerce businesses.

General and Administrative

In Q2 of 2008, the Company recorded total general and administrative expense of $691,664 or 35.7% of total sales as compared to $167,980 or 10.9% of total sales in Q2 of 2007, an increase of over 310%. This total includes corporate and eCommerce related general and administrative costs.  Total general and administrative expenses in Q2 of 2008 were 9.3% higher than Q1 of 2008, which were in turn 38.0% higher than these expenses in Q4 of 2007.  Management expects general and administrative expenses to increase as corporate activity increases.

Corporate general and administrative costs of $591,169 have increased over Q2 of 2007 by $481,223, which is the result of an increase in accounting and legal fees of approximately $200,000 due to increased corporate activity and SEC filings, expenditures relating to investor relations of approximately $197,000 paid in both cash and common stock, approximately $80,000 in increased rent and telecommunications in our new office, as well as increased travel expenses and increased foreign currency for expenses in Canadian dollars which has gained against the US dollar compared to last year.  These expenses accounted for 30.5% of total revenues in Q2 of 2008 (25.0% in Q1 of 2008 and 7.1% in Q2 of 2007).  The amounts for Q2 of 2008 have increased by $128,378, or 27.7%, over Q1 of 2008 due primarily to increased costs relating to our new investor relations firm of approximately $130,000.

General and administrative costs relating to the eCommerce business in Q2 of 2008 increased by $42,461 over Q2 of 2007 primarily due to approximately $33,000 in consulting fees and related travel expenses, as well as increased merchant fees generated on increased sales.  These expenses represented 5.3% of eCommerce sales in Q2 of 2008 (9.3% in Q1 of 2008) compared to 3.9% of eCommerce sales in Q2 of 2007, not including eCommerce revenues for FT.com.  This is reasonable given Management’s focus on growing the eCommerce business in 2008. Management expects to maintain eCommerce general and administrative costs below 10% of eCommerce sales.  ECommerce general and administrative expenses in Q2 decreased by $69,318, or 40.8%, compared to Q1 of 2008 as most recruiting costs to attract talented and experienced employees were incurred in the first quarter of 2008.

Management Fees and Employee Salaries

In Q2 of 2008, the Company incurred management fees and staff salaries of $1,479,782 compared to $1,058,546 in Q1 of 2008. This amount includes stock based compensation of $543,745 in Q2 of 2008 and $482,144 in Q1 of 2008.  The management fees and staff salaries expense in Q2 of 2008 also includes accrued amounts for performance bonuses payable to the management team of $333,442.  Excluding these amounts, management fees and employee salaries expense in Q2 of 2008 of $602,595 was an increase of 4.5% over the normalized expense of $576,402 in Q1 of 2008.  This increase was primarily due to the addition of senior employees through the Auctomatic merger which closed on May 22, 2008.

The normalized expense in Q2 of 2008 has increased $242,770 or 67.5% over Q2 of 2007.  The addition of a new executive management team in late 2007 and early 2008, as well as some additional senior employees, contributed to a larger expense overall in 2008.  Compensation commensurate with the caliber of the new management team as well as the addition of more employees and consultants in marketing, technology, product management and customer service have contributed significantly to this increase. This investment in the future of the Company matches the quality of the assets.  In addition to these new members of executive management, additional senior employees may be added in the remainder of 2008.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 31.1% of total revenues in Q2 of 2008 compared to 31.1% in Q1 of 2008 and 21.7% in Q2 of 2007.  Given the caliber of current management, employees and consultants, it is reasonable to maintain salaries expense at approximately 30 % of revenues for the next two subsequent quarters.

Marketing

The Company acquires internet traffic by pay-per-click, email and affiliate marketing. In Q2 of 2008, the Company incurred total marketing expenses of $150,128, compared to $175,751 in Q1 of 2008 and $121,067 in Q2 of 2007.

Included in this total were corporate marketing expenses of $20,243 related to public relations and press releases, compared to $26,459 in Q1 of 2008 related to public relations around repositioning the Company’s business.

ECommerce marketing expenses in Q2 of 2008 were $129,885 or 6.8% of eCommerce sales, compared to $149,187 or 8.2% of eCommerce sales in Q1 of 2008 and $121,067 or 8.2% of eCommerce sales in Q2 of 2007.  Q1 of 2008 was higher due to increased email marketing campaigns for Perfume.com.  Marketing expenses have been steady as Management repositions Perfume.com and invests in new customer acquisitions.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

The Company’s websites’ search rankings currently perform adequately however Management believes targeted keywords advertising at opportune times will bring additional traffic to perfume.com.  Management believes that the more strategic and measurable advertising expenditures were a contributing factor to increased revenues in Q2 of 2008.

Other Expenses

During Q2 of 2008, the Company incurred various unusual and one-time costs.  During the period, such costs included $31,691 in valuation costs relating to the Q1 share issuance of DHI shares to the Company and $2,000 in some final windup costs related to the FT disposition in late 2007.

During Q1 of 2008 and Q4 of 2007, these types of costs related to restructuring, and the recruiting and relocating costs associated with attracting the new management team.  There were no such costs in Q2 or Q1 of 2007.

(e)           Liquidity and Capital Resources

The Company generates revenues from (1) the sale of third-party products and services over the Internet; (2) "pay-per-click" advertising revenue; (3) selling advertising on media rich websites with relevant content; and (4) the sale or lease of domain name assets.

As at June 30, 2008, the Company had current assets in excess of current liabilities resulting in working capital of $503,775 compared to working capital of $4,001,968 at March 31, 2008 and $5,930,413 at December 31, 2007. This quarter’s working capital balance includes amounts owing from the Global Cricket Venture of $733,539 as discussed above, and without this balance the Company would have a negative working capital of $229,764.  The collectibility of these amounts is reasonably assured, however they may not be reimbursed by the Global Cricket Venture in the near future as operations for the Venture are set up and capital funding is sought.  During the three months ended June 30, 2008, the Company had a net loss of $2,025,905 and a decrease in cash of $3,007,804 compared to a net loss of $219,180 and an increase in cash of $909,553 over the three-month period ended June 30, 2007.  During the six months ended June 30, 2008, the Company had a net loss of $3,964,807 and a decrease in cash of $5,477,305 compared to a net loss of $247,952 and an increase in cash of $151,707 for the same six-month period of last year.  From the beginning of the fiscal year to June 30, 2008, the Company has increased its accumulated deficit to $6,490,485 from $2,525,678 and has stockholders’ equity of $6,006,396.

Operating Activities

Operating activities in the six months ended June 30, 2008 resulted in cash outflows of $3,658,616 after adjustments for non-cash items, the most significant of which were the gain from the sales-type lease of a domain name of $168,206, the stock-based compensation expensed during the period of $1,025,889, amounts receivable from the Global Cricket Venture of $733,539, and performance bonuses accrued in the amount of $333,442 offsetting the decrease in other accounts payable of $246,473.  In the six months ended June 30, 2007, cash outflows of $573,720 were primarily due to the decrease in accounts payable and accrued liabilities of $253,593 during the period.

Investing Activities

Investing activities during the six months ended June 30, 2008 generated cash outflows of $1,818,689, primarily due to cash consideration and related acquisition costs of $1,422,747 pursuant to the Auctomatic merger.  The Company also invested approximately $176,000 in the purchase of property and equipment, mostly consisting of furniture and equipment for our new office location, as well as $285,000 in website development. Investing activities in the period also included proceeds of $65,585 from a sales-type lease for surrey.com.  During the six months ended June 30, 2007, cash from investing activities used $274,573 to purchase “available for sale” securities, which were all subsequently sold during the 2007 fiscal year end.

Financing Activities

Financing activities in the six months ended June 30, 2008 resulted in no cash inflows or outflows.  In Q2 of 2007, there was a $1,000,000 issuance of common stock to the CEO of the Company.

Future Operations

While Management believes it has made significant progress in enhancing its liquidity, there is no certainty that the improvements can continue in view of changing market conditions, technological innovations and legal and regulatory requirements. For 2008, Management expects to expend some of its cash in additional marketing costs, which it believes will translate into higher revenue growth, and plans to attract and retain additional talent for new and existing management and staff positions in order to execute on its business plan.  In addition, Management expects to continue to expend funds related to the Global Cricket Venture.  There is no certainty that the profit margins the Company may generate will be sufficient to offset the anticipated marketing, salary and other expenditures and may result in net cash outflow for 2008.

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

The interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  The Company's ability to continue as a going-concern is dependent on continued financial support from its investors, the ability of the Company to raise equity financing, and the attainment of profitable operations and external financings to meet the Company's liabilities as they become payable.  The outcome of our operations and fundraising efforts is dependant in part on factors and sources beyond the direct control of the Company that cannot be predicted with certainty.  Access to debt or equity financing is not assured and Management may not be able to enter into arrangements with financing sources on terms acceptable to the Company, if at all.  If the Company is unable to raise adequate funds as needed, Management may seek other alternatives including approaching current shareholders for financing, curtailing some operations and growth activities, or selling domain names in order to address short term liquidity needs.  The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On or about October 1, 2008, the Company is scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture.  If the Company is unable to make the required payments and no extension or renegotiation of the payment terms can be arranged, the Company may have to forfeit its rights to the cricket-related digital content and may be exposed to potential liability for defaulting on its payment.  The Company cannot determine at this time the actual value of such rights, only that the loss of such rights would impact negatively upon the potential revenues from the Global Cricket Venture.  In addition, if the Company is unable to make the required payments, the Company faces potential claims for breach, lack of performance and other damages which other parties to the MOU may seek to enforce against the Company.  The Company does not concede that such claims would be enforceable or result in a recovery against the Company.  If these events were to occur, such events would have a negative effect on the Company’s overall anticipated results of operations and performance.

The Company has no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-Balance Sheet commitments as disclosed in the notes to the financial statements.  We do not engage in trading activities involving non-exchange traded contracts.

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

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is usually subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales of domain names in Q1 or Q2 of 2008, or the fiscal year ended December 31, 2007.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites to other parties. The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company records web advertising revenue net of service costs.

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

Stock-Based Compensation

During the third quarter of 2007, we implemented the following new critical accounting policy related to stock-based compensation. Beginning July 1, 2007, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which require various judgmental assumptions including estimating price volatility and expected life. Our computation of expected volatility is based on a combination of historic and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of these assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from what is recorded in the current period.

In August 2007, the Company’s board of directors approved a Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) or non-qualified stock options to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  The Company’s shareholders approved the Stock Incentive Plan noted above at the 2008 Annual General Meeting.

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

In Q2 of 2008, $138,368 (Q1 2008 - $147,025) in website development costs incurred in the application development phase were capitalized.  Various websites reached the post-implementation operating phase during Q2 of 2008, and therefore during this quarter amortization of $9,363 has been recorded.  Company began amortizing these costs during this quarter on a straight-line basis over 36 months beginning in the month following the implementation of the related websites.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2008.

Goodwill

Goodwill has been recorded as a result of the Auctomatic merger.  It is reflected at the amount originally recognized. Goodwill will be tested for impairment in value on an annual basis.

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

SFAS 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets, financial liabilities, and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company elected the Fair Value Option for its financial assets and liabilities; however, the adoption of SFAS No. 159 had no material impact on the Company’s interim consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any pending or threatened material legal proceedings that arose during the quarter.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders, and (ii) no rights of any shareholders were limited or qualified by any other class of securities.

During Q2 of 2008, the Company issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On June 6, 2008, the Company issued 30,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

On June 17, 2008, the Company issued 586,403 shares of common stock to the founders and shareholders of Auctomatic pursuant to the terms of the Merger Agreement referenced above.  We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares.  The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  Due to the shareholders’ status as sophisticated, and in some cases, as accredited, and their dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act. In the alternative, some of the issuances qualify as exempt under Regulation S of the Securities Act.

On June 30, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

Subsequent to June 30, 2008, the Company issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On August 6, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on May 27, 2008 in Las Vegas, Nevada.  The following proposals were submitted to shareholders:

•	the election of four (4) directors, each to a one-year term or until the next annual meeting;

•	the ratification of Ernst & Young LLP as the Company’s independent auditors for the 2008 fiscal year;

•	the approval of an amendment of the Articles of Incorporation to change the Company’s name to LIVE CURRENT MEDIA INC.; and,

•	the approval of the Company’s 2007 Stock Incentive Plan.

The shareholders voted as follows:

Board of Director Election Results

	Votes For	Votes Against	Abstained
C. Geoffrey Hampson	11,397,067	0	29,085
James P. Taylor	11,396,876	0	29,305
Mark Benham	11,396,976	0	39,205
Boris Wertz	11,394,876	0	31,305

Ratification of Ernst & Young LLP as the Company’s independent auditors

The results of the voting included 11,394,896 votes for, 28,885 votes against, and 2,400 votes abstained.  The appointment was ratified.

Approval of Amendment to the Articles of Incorporation to change the Company’s name to Live Current Media Inc.

The results of the voting included 11,355,436 votes for, 70,145 votes against, and 600 votes abstained.  The name change was approved.

Approval of the Company’s 2007 Stock Incentive Plan

The results of the voting included 11,196,700 votes for, 208,677 votes against, and 20,804 votes abstained.  The plan was approved.

Item 5. Other Information.

On May 30, 2008, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada after shareholders approved a proposal to change the Company’s name from Communicate.com Inc. to Live Current Media Inc. at the annual meeting of shareholders held on May 27, 2008.  A copy of the filed Amendment is attached as Exhibit 3.1.

To effect the name change on the Over-the-Counter Bulletin Board (“OTCBB”), the Company’s Common Stock was assigned a new trading symbol.  Effective at the opening of business on August 4, 2008, the Company’s new trading symbol on the OTCBB was LIVC.

On or about June 30, 2008, the Company appointed Computershare Trust Company, N.A., as its transfer agent and registrar.  Computershare’s address is 250 Royall Street, Canton, MA 02021.  Its corporate website is www.computershare.com.

Item 6. Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
F-1	Financial Statements
3.1	Amendment to Articles of Incorporation
21	List of Subsidiaries
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer
32.2	Section 906 Certificate of Principal Financial Officer
99	Pro Forma Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: August 14, 2008	By: /s/ C. Geoffrey Hampson

Name: C. Geoffrey Hampson
Title: CEO and Chairman of the Board (Principal Executive Officer)

Dated: August 14, 2008	By: /s/ C. Geoffrey Hampson

Name: C. Geoffrey Hampson
Title: CEO and Chairman of the Board (Principal Financial Officer)

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
(Going Concern – See Note 1)

	(Expressed in U.S. dollars)
	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$1,897,940	$7,375,245
Accounts receivable	131,898	138,930
Amounts receivable from Global Cricket Venture (Note 5)	733,539	-
Prepaid expenses and deposits	310,726	246,174
Current portion of investment in sales-type lease (Note 11)	98,378	-
Total current assets	3,172,481	7,760,349

Long-term portion of investment in sales-type lease (Note 11)	23,423	-
Property & equipment (Note 7)	1,225,440	175,797
Website development costs (Note 8)	276,030	-
Intangible assets	1,625,881	1,645,061
Goodwill (Note 6)	2,417,296	-
Total Assets	$8,740,551	$9,581,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,518,222	$1,756,719
Bonuses payable	333,442	-
Due to shareholders of Auctomatic (Note 6)	781,117	-
Deferred revenue	15,787	53,079
Current portion of deferred lease inducements (Note 9)	20,138	20,138
Total current liabilities	2,668,706	1,829,936

Deferred lease inducements (Note 9)	65,449	75,518
Total Liabilities	2,734,155	1,905,454

STOCKHOLDERS’ EQUITY
Common stock (Note 10)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
22,078,026 common shares (December 31, 2007 – 21,446,623)	13,087	12,456
Additional paid-in capital	12,483,794	10,188,975
Accumulated deficit	(6,490,485)	(2,525,678)
Total Stockholders’ Equity	6,006,396	7,675,753
Total Liabilities and Stockholders’ Equity	$8,740,551	$9,581,207

Commitments and Contingency (Notes 15 and 16)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Expressed in U.S. dollars)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

SALES
Health and Beauty eCommerce	$1,908,036	$1,470,610	$3,732,405	$2,887,534
Other eCommerce	-	114,862	455	319,282
Domain name leasing and advertising	27,418	70,692	55,254	140,593
Total Sales	1,935,454	1,656,164	3,788,114	3,347,409

COST OF SALES
Health and Beauty eCommerce	1,578,886	1,143,715	3,068,577	2,251,123
Other eCommerce	-	93,979	552	290,383
Total Cost of Sales	1,578,886	1,237,694	3,069,129	2,541,506

GROSS PROFIT	356,568	418,470	718,985	805,903

EXPENSES
Amortization and depreciation	43,888	3,024	59,154	6,287
Corporate general and administrative	591,169	109,946	1,053,960	203,436
ECommerce general and administrative	100,495	58,034	270,308	117,173
Management fees and employee salaries	1,479,782	359,825	2,538,328	548,364
Corporate marketing	20,243	-	46,807	-
ECommerce marketing	129,885	121,067	279,072	211,456
Other expenses (Note 12)	33,691	-	663,547	-
Total Expenses	2,399,153	651,896	4,911,176	1,086,716

LOSS BEFORE OTHER ITEMS	(2,042,585)	(233,426)	(4,192,191)	(280,813)

Net proceeds from sales-type lease of domain names (Note 11)	-	-	168,206	-
Interest and investment income	16,680	14,246	59,178	32,861
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(2,025,905)	$(219,180)	$(3,964,807)	$(247,952)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.01)	$(0.19)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,832,026	17,872,860	20,832,026	17,872,860

   See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(Expressed in U.S. dollars)

	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2006	17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696
Issuance of 60,284 common shares at $0.98 per share in lieu of accrued bonuses to officers	60,284	60	59,018	-	59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000	-	1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450	-	5,100,000
Share issue costs	-	-	(100)	-	(100)
Stock-based compensation	-	-	428,028	-	428,028
Total comprehensive loss	-	-	-	(2,017,949)	(2,017,949)
Balance, December 31, 2007	21,446,623	12,456	10,188,975	(2,525,678)	7,675,753
Stock-based compensation	-	-	1,025,889	-	1,025,889
Issuance of 586,403 common shares at $3.00 per share per the merger agreement with Auctomatic	586,403	586	1,137,533		1,138,119
Issuance of 45,000 common shares to investor relations firm	45,000	45	127,605		127,650
Issuance of 50,000 warrants to investor relations firm	-	-	3,792		3,792
Total comprehensive loss	-	-	-	(3,964,807)	(3,964,807)
Balance, June 30, 2008	22,078,026	$13,087	$12,483,794	$(6,490,485)	$6,006,396

                          See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Expressed in U.S. dollars)

	Six months ended June 30, 2008	Six months ended June 30, 2007
OPERATING ACTIVITIES
Net loss for the period	$(3,964,807)	$(247,952)
Non–cash items included in net loss:
Return of restricted cash	-	20,000
Gain from sales-type lease of domain name	(168,206)	-
Stock-based compensation	1,025,889	-
Warrants issued	3,792	-
Non-cash issuance of common stock	85,350	-
Accrued bonuses payable	333,442	-
Amortization of deferred lease inducements	(10,069)	-
Amortization and depreciation	68,517	6,287
Changes in operating assets and liabilities:
Accounts receivable	7,032	(20,323)
Amounts due from Global Cricket Venture	(733,539)	-
Prepaid expenses	(22,252)	(78,139)
Accounts payable and accrued liabilities	(246,473)	(253,593)
Deferred revenue	(37,292)	-
Cash flows used in operating activities	(3,658,616)	(573,720)

INVESTING ACTIVITIES
Purchase of available for sale securities	-	(274,573)
Net proceeds from sales-type lease	65,585	-
Cash consideration for Auctomatic	(1,422,747)	-
Purchase of property and equipment	(176,134)	-
Web development costs	(285,393)	-
Cash flows used in investing activities	(1,818,689)	(274,573)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	1,000,000
Cash flows from financing activities	-	1,000,000

Net increase (decrease) in cash and cash equivalents	(5,477,305)	151,707

Cash and cash equivalents, beginning of period	7,375,245	2,105,340
Cash and cash equivalents, end of period	$1,897,940	$2,257,047

      See accompanying notes to consolidated financial statements

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business
On May 30, 2008, Live Current Media Inc. (formerly Communicate.com Inc.) (the “Company”) changed its name from Communicate.com Inc. to Live Current Media Inc. after obtaining formal shareholder approval to do so at the Annual General Meeting in May 2008.

Through its majority-owned subsidiary, Domain Holdings, Inc. (“DHI”), the Company builds consumer Internet experiences around its large portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI is currently actively developing websites on two domain names; one that provides e-commerce for fragrance and other health and beauty products, and another that will be a media rich consumer experience on a sports related website where the revenue model is based on paid advertising and sales of digital content and merchandise.  DHI develops content and sells advertising services on other domains held for future development.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  The new subsidiary has been incorporated in relation to the Auctomatic transaction. Refer to Note 6.  The Company’s other subsidiary, DHI, owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 613784 B.C. Ltd. (“613784”).

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

Going Concern
The interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $2,025,905 for the three months ended and $3,964,807 for the six months ended June 30, 2008 and realized a negative cash flow from operating activities of $1,756,672 and $3,716,835 for the three and six months ended June 30, 2008 respectively.  At June 30, 2008, the Company had positive working capital of $503,775 (December 31, 2007 - $5,930,413), however without the $733,539 in amounts receivable from the Global Cricket Venture, it has a negative working capital of $229,764.  There is an accumulated deficit of $6,490,485 (December 31, 2007 - $2,525,678).  However, the Company has maintained stockholders equity of $6,006,396 (December 31, 2007 – $7,675,753).

The Company's ability to continue as a going-concern is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable, including its commitments for the Global Cricket Venture as disclosed in Note 5.  The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.

The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

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

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated are usually subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There have not been any sales of domain names in 2008 or during the fiscal year ended December 31, 2007.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of these revenues generated are reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  See also Note 11.

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

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share
Basic earnings per share are computed by dividing earnings for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings per share reflects the potential dilution of securities by including other potential common stock, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

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

Amortization for equipment is computed using declining balance method at the following annual rates:

Office Furniture and Equipment	20%
Computer Equipment	30%
Computer Software	100%
Auction Software	3 years straight-line

Amortization for leasehold improvements is computed on a straight-line method calculated over the term of the lease.  Auction software is amortized straight line over the life of the asset.  Other additions are amortized on a half-year basis in the year of acquisition.

Website development costs
The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. The costs are related to infrastructure development of various websites that the Company operates. In previous periods, costs qualifying for capitalization were immaterial and therefore were expensed as incurred. Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.  Various websites reached the post-implementation operating phase during Q2 of 2008, and therefore the Company began amortizing these costs during this quarter on a straight-line basis over 36 months beginning in the month following the implementation of the related websites.  See also Note 8.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2008.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill
Goodwill has been recorded as a result of the Auctomatic merger.  It is reflected at the amount originally recognized. Goodwill will be tested for impairment in value on an annual basis.  See also Note 6.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Stock-based compensation
During the third quarter of 2007, the Company implemented the following new critical accounting policy related to stock-based compensation. Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards, which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In August 2007, the Company’s board of directors approved an Incentive Stock Option Plan to make available 5,000,000 incentive stock options (“ISO”) to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  See also Note 10.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SFAS 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets, financial liabilities and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company elected the Fair Value Option for its financial assets and liabilities; however, the adoption of SFAS No. 159 had no material impact on the Company’s interim consolidated financial statements.

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

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and amounts receivable from Global Cricket Venture. The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally immaterial and are not collateralized. Management regularly monitors the financial condition of its customers to reduce the risk of loss.

Fair values of financial instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. “Disclosures about Fair Value of Financial Instruments.” The Company has determined the estimated fair value amounts by using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, amounts receivable from the Global Cricket Venture, accounts payable and accrued liabilities and due to shareholders of Auctomatic are approximately equal to their carrying value due to the short-term maturity of the instruments.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of its principal operating subsidiary’s, DHI’s, outstanding shares.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of Intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method.  There was no effect to the consolidated financial statements in the six-months ended June 30, 2008 to the non-controlling interest of DHI.

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

NOTE 5 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The Company will be the exclusive online provider of content for the BCCI and the IPL.  The ten-year agreement outlined in the MOU includes extensive co-marketing and exclusive online content rights agreements for the Company to build, launch and operate the official online destinations for the BCCI and the IPL. The BCCI will be guaranteed on a combined basis a minimum of US $3 million annually and the IPL US $ 2 million annually through revenue sharing agreements including percentages of advertising, sponsorship and merchandising sales.  The Company is currently negotiating definitive binding agreements to finalize the terms of the transaction.  The original ten-year MOU with the BCCI and the IPL was subsequently expanded to include the online and mobile live video streaming rights secured by netlinkblue (“NLB”) as detailed below.

The Company signed a separate MOU with NLB to create a venture combining all of the digital assets secured independently by the Company and NLB. The Company is currently negotiating a definitive binding agreement to finalize the terms of the transaction.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  The new subsidiary is intended to be a holding company to support the Global Cricket Venture with NLB and the Company’s activities relating to cricket and the IPL.  Refer to Note 17.  It is anticipated that LCM Cricket Ventures will become a shareholder in Global Cricket Venture Pte. Ltd., a Singapore company that was formed by NLB on June 10, 2008 for the purpose of conducting the activities outlined in the MOU’s.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 5 – GLOBAL CRICKET VENTURE (continued)

Memoranda of Understanding (continued)
The Company has incurred substantial costs relating to the initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing the venture with NLB.  During Q2 of 2008, these costs totaled $678,222 (Q1 of 2008 - $55,317) relating to but not limited to expenditures for business development, travel, consulting, and salaries.  There were no such costs in Q2 or Q1 of 2007.  It is anticipated that the costs incurred by each party to the venture in the setup phase will be reimbursed by Global Cricket Venture once this entity is funded.  As a result, the Company has recorded these costs as amounts receivable from the Global Cricket Venture at June 30, 2008.

NOTE 6 – MERGER AGREEMENT

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

The Merger Agreement closed on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $153,305 in certain assumed liabilities and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by the lower of (a) $3.00 per share or (b) the closing price of the Company’s share on the Over the Counter Bulletin Board on the business day immediately preceding the Closing Date, which was also $3.00 per share) in exchange for all the issued and outstanding shares of Auctomatic.

The consideration was payable on the Closing Date as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $153,305 in assumed liabilities.  246,402 shares of the common stock was issued and shall be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversary of the Closing Date. The remaining $800,000 of the total Cash Consideration shall be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock shall be distributed pro rata among the Auctomatic Stockholders. The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  See also Note 10.

The present value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date is $640,000, and at June 30, 2008 $141,117 of cash owing at closing had yet to be paid to a number of these shareholders.  As a result, at June 30, 2008, amounts payable to shareholders of Auctomatic totaled $781,117.

The following is the purchase price allocation:

Purchase Price Paid

Cash (net of assumed liabilities)	$1,046,695
Transaction Costs	376,052

Cash consideration for Auctomatic	1,422,747

Present value of shares of common stock paid and payable to shareholders of Auctomatic	1,138,119
Present value of amounts payable to shareholders of Auctomatic	640,000

Total	$3,200,866

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 6 – MERGER AGREEMENT (continued)

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction Software	925,000
Goodwill	2,417,296

Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,200,866

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the six-months ended June 30, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2007, the comparative pro forma information for the six-months ended June 30, 2007 would have no effect to reported revenues, cumulative effect of accounting changes, income before extraordinary items or net income.

NOTE 7 – PROPERTY & EQUIPMENT

June 30, 2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,869	$22,468	$143,401
Computer Equipment	99,391	43,613	55,778
Computer Software	17,276	4,319	12,957
Auction Software	925,000	25,694	899,306
Leasehold Improvements	142,498	28,500	113,998
	$1,350,034	$124,594	$1,225,440

December 31, 2007	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

Pursuant to the merger agreement (refer to Note 6), the Company acquired computer equipment and auction software valued at $7,663 and $925,000 respectively.  These amounts are included in the June 30, 2008 table above.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 8 – WEBSITE DEVELOPMENT COSTS

	June 30, 2008	December 31, 2007
Website Development Costs	$285,393	$-
Less: Amortization	(9,363)	-
	$276,030	$-

NOTE 9 – DEFERRED LEASE INDUCEMENTS

	June 30, 2008	December 31, 2007
Deferred Lease Inducements	$85,587	$95,656
Less: Current Portion	(20,138)	(20,138)
	$65,449	$75,518

NOTE 10 – COMMON STOCK

a)  Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)  Issued

At June 30, 2008, there were 22,078,026 shares issued and outstanding.

2008

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the merger agreement.  The value of the stock consideration was added to the cash consideration in our determination of the purchase price.  See also Note 6.

Also in June 2008, the Company issued 45,000 shares to an investor relations firm that has been engaged to provide investor relations services to the Company.  30,000 shares with a value of $85,350 were issued as partial consideration for services rendered during the quarter and are reported as a non-cash transaction on the consolidated statements of cash flows.  15,000 shares with a value of $42,300 were prepaid for services to be rendered in July 2008 and are included on the consolidated statements of cash flows as a change in operating activities in prepaids and common stock.  The Company also issued this firm 50,000 warrants in May 2008 and expensed $3,792 in relation to the value of the warrants during the quarter.  See also Note 10(e).

2007

On May 24, 2007 the Company issued 60,284 shares of common stock to management in lieu of $59,078 of bonuses payable.

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”) in exchange for $1,000,000 cash.  See also Note 10(e).

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 10 – COMMON STOCK (continued)

b)  Issued (continued)

2007 (continued)

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

c)  Reserved

2008

The Company has reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic.  These shares are to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement.  See also Note 6.

d)  Stock Options

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

The Company is valuing the options to the consultant at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 67.22%; a risk free interest rate of 2.91% and an expected life of 3 years resulting in a value of $1.40 per option granted.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 10 – COMMON STOCK (continued)

d)  Stock Options (continued)

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

(v)
On March 14, 2008, the Company granted to a director 100,000 options to purchase the Company’s common stock at a price of $2.49 per share.  The Company valued these options using the Black Scholes option price model using the following assumptions: no dividend yield; expected volatility rate of 73.39%; risk free interest rate of 1.65% and an expected life of 3 years resulting in a value of $1.21 per option granted.

(vi)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP CC”) 125,000 options to purchase the Company’s common stock at a price of $3.10 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 68.19%; risk free interest rate of 2.82% and an expected life of 3 years resulting in a value of $1.45 per option granted.

(vii)
Between January 1, 2008 and June 30, 2008, the Company granted to its full-time employees a total of 710,000 options to purchase the Company’s common stock at a range of prices between $2.06 and $3.30 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of between 68.19% and 75.66%; risk free interest rates of between 1.79% and 3.07% and an expected life of 3 years resulting in a value of between $1.05 and $1.66 per option granted.

(viii)
Between January 1, 2008 and June 30, 2008, the Company granted to consultants a total of 70,000 options to purchase the Company’s common stock at prices ranging from $2.06 to $2.49 per share.  The Company is valuing these options at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 67.22%; risk free interest rates of 2.91% and an expected life of 3 years resulting in a value of between $1.41 and $1.55 per option granted.

All of the options noted in (i) to (viii) vest over three years and are exercisable for a period of five years based on the date of grant.  Management does not expect any forfeitures to occur as over 90% of the options in question have been granted to senior officers, senior employees and directors of the Company who are not expected to leave in the near future.  This is the first year of the Stock Option Plan and this assumption will be reassessed on an annual basis.  The fair value of these options at June 30, 2008 of $6,954,050 (Q1 2008 - $6,183,100; December 31, 2007 - $4,396,000) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense has been recognized in the three-month period ended June 30, 2008 of $543,745 (Six month period ended June 30, 2008 - $1,025,889; FYE 2007 - $428,028) and included in management fees and employee salaries expense.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 10 – COMMON STOCK (continued)

d)  Stock Options (continued)

A summary of the option activity under the 2007 Plan as of June 30, 2008, and changes during the six-month period then ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Intrinsic Value $
Options outstanding, March 31, 2007	-	-	-
Granted	2,750,000	$ 2.25	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, December 31, 2007	2,750,000	$ 2.25	$1.74 - 1.78
Granted	2,155,000	$ 2.40	$1.01 - 1.66
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, June 30, 2008	4,905,000	$ 2.32	$1.01 - 1.78

Options vested or expected to vest at June 30, 2008	-
Options exercisable June 30, 2008	-
Exercise price	$ 2.32
Weighted average remaining life	4.41 Years

e)  Common Stock Purchase Warrants

2008

On June 30, 2008, the Company issued 50,000 common stock share purchase warrants to its investor relations firm in connection with a services agreement with an exercise price of $2.33.  The warrants expire May 1, 2010.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per option granted.

2007

On June 11, 2007, in connection with the issuance of 1,000,000 common shares to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”), the Company also issued 1,000,000 common stock share purchase warrants with an exercise price of $1.25.  The warrants expire June 10, 2009.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 10 – COMMON STOCK (continued)

e)  Common Stock Purchase Warrants (continued)

As of June 30, 2008, 1,050,000 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
	Outstanding	Average Exercise	Date of
	Warrants	Price	Expiry
Warrants outstanding, March 31, 2007	-	-
Granted	1,000,000	$ 1.25	June 10, 2009
Cancelled or expired	-	-
Warrants outstanding, December 31, 2007	1,000,000	$ 1.25
Granted	50,000	$ 2.33	June 30, 2010
Cancelled or expired	-	-
Warrants exercisable June 30, 2008	1,050,000	$ 1.30
Exercise price	$1.30
Weighted average remaining life	1.00 Years

NOTE 11 – DOMAIN NAME LEASES AND SALES

On January 17, 2008, the Company entered into an agreement to lease Surrey.com to an unrelated third party for CAD$200,000.  The terms of the agreement provide for the receipt of this amount in five irregular lease payments over a two-year term.  The first payment of $25,000CAD was due on January 17, 2008 (the “Effective Date”), $45,000CAD was due 3 months after the Effective Date, $80,000CAD is due 6 months after the Effective Date, $25,000CAD is due 1 year after the Effective Date, and $25,000CAD is due 2 years after the Effective Date. The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  This transaction was recorded as a sales-type lease in Q1 of 2008.  The investment in a sales-type lease of $163,963 was recorded on the balance sheet on a net basis after the lease payments received to date.  Revenues of $168,206 were recorded at the present value of the lease payments over the term, net of the cost of the domain name, at an implicit rate of 6%.  Payments have been collected as due to date according to terms of the agreement.

There were no sales of domain names in 2008 or the 2007 fiscal year.

NOTE 12 – OTHER EXPENSES

During Q2 of 2008, the Company incurred various restructuring costs.  During the period, such costs included $31,691 in valuation costs relating to the Q1 share issuance of DHI shares to the Company and $2,000 in some final windup costs related to the FT disposition in late 2007.  There were no such costs in Q2 of 2007.

NOTE 13 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, 613784 are subject to federal and provincial taxes in Canada.  The Company, its subsidiaries Delaware and FT (until the date of disposition of FT on November 12, 2007) are subject to United States federal and state taxes.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 13 – INCOME TAXES

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, as well as the quarters ended March 31, 2008 and June 30, 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

NOTE 14 – SEGMENTED INFORMATION

The Company’s eCommerce operations have historically been conducted in three business segments, Domain Leasing and Advertising, eCommerce Products and eCommerce Services. The business segment of eCommerce services ended upon the termination of the Company’s relationship with FT on November 12, 2007.  Revenues, operating profits and net identifiable assets by business segments are as follows:

For the six months ended June 30, 2008
	Domain Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	55,254	3,732,860	-	3,788,114
Segment Loss	(1,241,462)	(2,950,729)	-	(4,192,191)

As at June 30, 2008	$	$	$	$
Total Assets	1,495,316	7,245,235	-	8,740,551
Intangible Assets	1,373,515	252,366	-	1,625,881

For the six months ended June 30, 2007
	Domain Leasing and Advertising	eCommerce Products	eCommerce Services	Total
	$	$	$	$
Revenue	140,593	2,887,534	319,282	3,347,409
Segment Loss	(122,918)	(89,127)	(68,768)	(280,813)

As at June 30, 2007	$	$	$	$
Total Assets	1,471,412	1,803,682	106,616	3,381,710
Intangible Assets	1,471,412	252,366	3,300	1,727,078

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 14 – SEGMENTED INFORMATION

The reconciliation of the segment profit to net income as reported in the consolidated financial statements is as follows:

	For the six-months ended
	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)
	$	$
Segment Loss	(4,192,191)	(280,813)
Non-Recurring Income	-	-
Net proceeds from sales-type lease of domain names	168,206	-
Interest and Investment Income	59,178	32,861
Net Loss for the period	(3,964,807)	(247,952)

Substantially all property and equipment and intangible assets are located in Canada.

NOTE 15 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its 5,400 square feet office in Vancouver, Canada from an unrelated party for a 5-year period starting from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CAD $
2008	56,091
2009	116,188
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 75% of basic rent.

Cricket Venture

The MOU with the BCCI and the IPL requires the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See also Note 5.  Pursuant to the terms of the MOU, the future minimum payments are as follows:

	BCCI USD$	IPL USD$	TOTAL USD $
2008	625,000	375,000	1,000,000
2009	2,625,000	1,625,000	4,250,000
2010	3,000,000	2,000,000	5,000,000
2011	3,750,000	2,500,000	6,250,000
2012	3,000,000	2,000,000	5,000,000
2013	3,000,000	2,000,000	5,000,000
2014	3,000,000	2,000,000	5,000,000
2015	3,000,000	2,000,000	5,000,000
2016	3,000,000	2,000,000	5,000,000
2017	3,250,000	2,250,000	5,500,000
2018	1,750,000	1,250,000	3,000,000

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to Consolidated Financial Statements For the Six Months Ended June 30, 2008

NOTE 16– CONTINGENCY

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

NOTE 17 – SUBSEQUENT EVENTS

On August 6, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for investor relations services rendered.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  The new subsidiary is intended to be a holding company that was incorporated to support the Global Cricket Venture with NLB and the Company’s activities relating to cricket and the IPL. To date, the new subsidiary has no or nominal assets and no operations.  Refer to Note 5.

NOTE 18 – COMPARATIVE FIGURES

In order to provide more relevant data in 2008, the Company has specifically identified and reported eCommerce sales and costs of sales generated from the operation of our Perfume.com and Body.com websites as “Health & Beauty eCommerce”, and the eCommerce sales and costs of sales generated from the operation of our other websites as “Other eCommerce”.  Other eCommerce includes eCommerce services generated from FT in 2007, which are NIL in 2008. The Company also reclassified Q1 expenses relating to Cricket as these amounts are actually recoverable from the Global Cricket Venture and therefore should not have been expensed during the period.  The effect of the adjustment to balances originally presented for the quarter ended March 31, 2008, is to reduce Expenses Related to Cricket.com, increase Amounts Receivable from Global Cricket Venture, and decrease Deficit at March 31, 2008 all by $55,317.  As a result, the comparative figures for Q1 of 2008 and Q2 of 2007 have been reclassified in order to conform to the current quarter’s consolidated financial statement presentation.