Form 10-Q
period 2008-09-30
Live Current Media, Inc.
filed 2008-11-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☑ ☐ No ☐

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

Common Stock                                             21,871,026 shares outstanding
$.001 Par Value                                                as of November 14, 2008

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

 LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

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

To the extent it is entitled, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While Management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in business model, the potential lack of website acceptance, its potential inability to introduce new products to the market, the potential loss of customer or supplier relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, the timing of and proceeds from the sale of restricted securities it holds and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by Management may also materially and adversely affect our results of operations.  Except as required by applicable law, Management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are attached as Exhibit F-1.

(b)           Business Overview

Live Current Media Inc., (formerly known as Communicate.com Inc.), (the “Company”) changed its name on May 30, 2008 from Communicate.com Inc. to Live Current Media Inc. after obtaining formal shareholder approval to do so at the Annual General Meeting in May 2008.  Effective August 4, 2008, the Company began trading under a new symbol, “LIVC” (OTCBB: LIVC).  The Company also appointed Computershare Trust Company, N.A. as its new transfer agent and registrar.

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of the outstanding shares of its principal operating subsidiary, Domain Holdings, Inc. (“DHI”), an Alberta company.  During Q1 of 2008, DHI issued 40,086,645 shares to the Company in exchange for a conversion of intercompany debt of $3,000,000.

The Company presently employs twenty-three full-time and seven part-time employees, as well as five consultants.  In addition to the above, the Company plans to engage in arrangements with strategic partners and outside suppliers where appropriate.

The Company’s principal office is located at #645-375 Water Street, Vancouver, British Columbia V6B 5C6.  It also leases an office at the Pacific NorthWest Trade Center, 800 Fifth Avenue, Suite 4100, Seattle, WA 98104 for a nominal amount per month.

The corporate website is located at www.livecurrent.com.

Operations

Through its majority-owned subsidiary, DHI, the Company builds consumer internet experiences around its large portfolio of domain names.  These domain names span several consumer and business-to-business categories including health & beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (importers.com).  Management believes that it can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  Management has begun to exploit this traffic through the construction of next generation consumer experiences, which they call DestinationHubs™, at Perfume.com and Cricket.com.  Over time, the Company will build out additional DestinationHubs™ at several of their domain names.  The Company may also choose to sell select domain names to strategic buyers.

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

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”).  The Merger Agreement closed on May 22, 2008 (the “Closing Date”).  The surviving entity in the transaction, and our subsidiary, Delaware, has had minimal operations in Q3 of 2008, but continues to be a part of the Company’s strategic foundation for future growth.  The Auctomatic technology framework and toolset, as well as the team of senior employees obtained in this transaction, have already helped the Company in strengthening its eCommerce platform and enhancing its product and technology capability.

A list of the Company’s subsidiaries at November 14, 2008 is attached as Exhibit 21.

Global Cricket Venture; Development of Cricket.com

On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”) to build, operate and promote two cricket-related web sites — IPLT20.com, the official web site of the IPL, and BCCI.tv, the official web site of the BCCI.  Pursuant to the MOU, the BCCI granted the Company exclusive and non-exclusive rights to digital cricket-related content (e.g. video, photos, etc.).  The Company also gained rights to use this content to launch Cricket.com, a global portal for cricket enthusiasts.  The MOU has a term of ten years and renewal rights for an additional ten years.  The ten-year agreement outlined in the MOU includes extensive co-marketing and exclusive online content rights agreements for the Company to build, launch and operate the official online destinations for the BCCI and the IPL. The BCCI will be guaranteed on a combined basis a minimum of US $3 million annually commencing in 2010 and the IPL US $2 million annually commencing in 2010 through revenue sharing agreements including percentages of advertising, sponsorship and merchandising sales.  Pursuant to the Original MOU, the parties agreed to negotiate and enter into definitive agreements with further terms and conditions, which the Company anticipates will be completed in the first half of 2009.  The parties are currently operating, performing, and funding obligations under the MOU.

On April 18, 2008, the Company launched the IPLT20.com website in conjunction with the inaugural IPL season.  Consistent with a highly successful first season for the league, the website saw extremely high levels of traffic and fan engagement during the 44 day tournament.  However, since the MOU was signed just prior to the commencement of the league’s first season, revenues for the first season were immaterial.

The Company subsequently signed a Memorandum of Understanding on May 19, 2008 (“Venture MOU”) with Netlinkblue (“NLB”) to combine digital assets to support the development of the IPL web activities through the formation of a new company in Singapore (“Newco”).  As contemplated by the Venture MOU, Newco was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture”, or “GCV”).  Pursuant to the Venture MOU, GCV controls the right to live stream IPL matches over the internet and has exclusive IPL-related global mobile rights in addition to the digital cricket-related assets the Company obtained from BCCI.  To date, Global Cricket Venture has nominal assets and operations.

The Company utilized a third party broker to negotiate the Venture MOU and agreed to compensate the broker by way of an option over 6% of the shares of GCV from shares owned exclusively by LCM Cricket Ventures.  Assuming such option is formally granted, if and when such option is exercised, the third party has agreed to grant the Company all voting rights associated with the shares.

Pursuant to the Venture MOU, the parties are negotiating definitive agreements with further terms and conditions which the Company anticipates will be completed in the first half of 2009.  The parties are currently operating, performing and funding obligations under the Venture MOU, and GCV recently appointed an experienced Chief Revenue Officer to drive the commercialization and growth of GCV.  In addition, Mr. Hampson and Mr. Melville serve on the Board of Directors of GCV, and Mr. Melville is currently the acting Chief Executive Officer of GCV.

On August 8, 2008, the Company established a wholly-owned subsidiary in Singapore named LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”) which will support the Company’s activities relating to cricket and the IPL.  Pursuant to the Venture MOU, the Company is entitled to a 40% equity interest in GCV.  On October 30, 2008, LCM Cricket Ventures was issued 50.05% of the shares of GCV, however the Company anticipates that LCM Cricket Ventures’ ownership interest will be realigned in accordance with the intent of the MOU.  To date, LCM Cricket Ventures has nominal assets and limited operations.

On October 23, 2008, GCV reached an agreement with the BCCI to build, manage and monetize the official website of the cricket Champions League Twenty20 (“Champions League”), for a period of 10 years.  The official website of the Champions League will provide an enriched digital experience featuring video highlights, a live video scoreboard, mobile content, official photographs, press releases, player interviews, schedules, statistics and newsletters.  Revenues generated from the website will be split evenly between GCV and the Champions League.  GCV is not required to pay any minimum fees to BCCI in connection with the Champions League.  The inaugural Champions League Twenty20 will be held in India during December 2008.

The Company has incurred $1.01 million of costs relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  During Q3 of 2008, these costs totaled $276,485 (Q2 of 2008 - $678,221; Q1 of 2008 - $55,317) including, but not limited to, expenditures for business development, travel, consulting, and salaries.  There were no such costs in any period of 2007.  Currently, GCV has not yet obtained any outside funding.  Therefore, all of these costs were expensed in the quarter ended September 30, 2008 due to uncertaintly regarding reimbursement of these costs by the GCV as previously anticipated.

The BCCI and the IPL MOU requires the Company to make minimum payments to BCCI and the IPL over the next 10 years as detailed in Note 15 in the Company’s interim consolidated financial statements included in Exhibit F-1 to this Report.  The Company renegotiated the first minimum payments that were due on October 1, 2008 in the amounts of $625,000 and $375,000 respectively.  As a result, the payment owing to the BCCI was decreased by $500,000 to $125,000.  In addition, the payment of $750,000 that will be due to the BCCI on October 1, 2009 was eliminated entirely.  The amounts due to the IPL have remained unchanged.  The payments due to the BCCI and the IPL for the October 1, 2008 commitment, although negotiated to a lesser amount, have not been made to date.  Discussions are underway with both parties with regards to the timing of such payments and payments will then be made accordingly.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

(c)           Selected Financial Data

The following selected financial data was derived from the Company’s unaudited interim consolidated financial statements for the quarter ended September 30, 2008.  The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

	Three Months Ended
	September 30, 2008	September 30, 2007
SALES
Health and beauty eCommerce	$1,934,829	$1,499,538
Other eCommerce	-	142,992
Domain name leasing and advertising	19,855	128,064
Total Sales	1,954,684	1,770,594

COSTS OF SALES
Health and Beauty eCommerce	1,602,249	1,175,835
Other eCommerce	-	113,700
Total Costs of Sales	1,602,249	1,289,535

GROSS PROFIT	352,435	481,059

EXPENSES
Amortization and depreciation	96,707	2,802
Amortization of website development costs	29,143	-
Corporate general and administrative	643,674	182,310
ECommerce general and administrative	114,973	56,641
Management fees and employee salaries	1,334,414	547,689
Corporate marketing	4,962	-
ECommerce marketing	99,412	145,571
Other expenses	20,000	-
Total Expenses	2,343,285	935,013

LOSS BEFORE OTHER ITEMS	(1,990,850)	(453,954)

Global Cricket Venture expenses	(1,010,023)	-
Accretion expense	(56,600)	-
Interest and investment income	7,266	24,788
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(3,050,207)	$(429,166)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,618,133	18,948,362

BALANCE SHEET DATA	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current Assets	$994,786	$7,760,349
Long-term portion of investment in sales-type lease	23,423	-
Deferred financing costs	106,055	-
Deferred acquisition costs	320,264	-
Property & equipment	1,135,130	175,797
Website development costs	351,199	-
Intangible assets	1,625,881	1,645,061
Goodwill	2,428,602	-
Total Assets	$6,985,340	$9,581,207

Liabilities
Current Liabilities	3,276,584	1,829,936
Deferred lease inducements	60,414	75,518
Total Liabilities	3,336,998	1,905,454

Stockholders' Equity
Common Stock	13,150	12,456
Additional paid-in capital	13,175,885	10,188,975
Accumulated deficit	(9,540,693)	(2,525,678)
Total Stockholders' Equity	3,648,342	7,675,753
Total Liabilities and Stockholders' Equity	$6,985,340	$9,581,207

 (d)           Results of Operations

Sales and Costs of Sales

Overall, combined sales in Q3 of 2008 totaled $1,954,684 versus $1,770,594 in Q3 of 2007, an increase of 10.4%. However, Q3 of 2007 included significant revenues of $142,992 from the Frequent Traveler (“FT”) relationship that was terminated in November 2007.  Without considering these revenues, the increase in overall revenues in Q3 of 2008 was $327,082, or 20.1%, compared to Q3 of 2007.  Most of this increase was driven by a large increase in sales on Perfume.com as noted below.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 99.0% of total revenues in Q3 of 2008, compared to approximately 92.1% of total revenues in Q3 of 2007 not including any influence from the FT revenues.

Costs of sales were $1,602,249 in Q3 of 2008 compared to $1,289,535 during Q3 of 2007, an increase of 24.3%.  The 2007 costs of sales included costs of sales attributable to FT in the amount of $113,700.  The increase of costs of sales in Q3 of 2008 over Q3 of 2007 without the FT costs of sales was 36.2%.  This increase is due to higher product and shipping costs in Q3 of 2008 compared to Q3 of 2007.

Overall gross margin in Q3 of 2008 was $352,435 or 18.0% compared to a gross margin of $481,059 or 27.2% in Q3 of 2007.  Without any influence from FT sales and costs of sales, the gross margin in Q3 of 2007 was 27.8%.  This decrease in the overall gross margin from Q3 of 2007 is due to significantly reduced advertising revenues which provide nearly 100% gross margins and Management’s focus on more aggressive discounts to invest in growing revenues and customers at Perfume.com, as discussed below.

Health and Beauty eCommerce Sales

The Company’s eCommerce sales are a result of selling consumable goods to customers at Perfume.com.

Perfume.com revenues increased 29.0% to $1,934,829 in Q3 of 2008 from $1,499,538 in Q3 of 2007. This was the fourth consecutive quarter with year-over-year revenue growth of more than 27% for Perfume.com.  Daily sales averaged $21,262 per day in Q3 of 2008 compared to $16,478 per day in Q3 of 2007. Management believes that the significant quarterly increases demonstrate continued strong potential of this business segment.  However, there is no certainty that such results can be maintained throughout the rest of the year or continue into the foreseeable future.  Moreover, it is possible that due to the recent decline in economic conditions, there may be a decrease in consumer spending on discretionary items.  Such a decrease may adversely affect the Company’s revenues from Perfume.com over the short-term.

Costs of shipping and purchases totaled $1,602,249 in Q3 of 2008 versus $1,175,835 in Q3 of 2007. This produced a gross margin of $332,580 or 17.2% in Q3 of 2008 compared to $323,703 or 21.6% in Q3 of 2007. Gross profit margin in Q3 2008 decreased compared to Q3 of 2007 primarily due to an increase in shipping costs attributed to a significant rise in oil prices and more aggressive product discounting to drive customer and revenue growth due to increasingly competitive market conditions.  Management anticipates that, subject to any downturn in general economic conditions, it will maintain this profit margin through 2008 and into 2009.  Over the next several quarters, Management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should increase gross margins by the end of 2010.

Health and Beauty eCommerce product revenues and costs of sales in Q3 of 2008 remained consistent compared to Q2 of 2008.

Other eCommerce Sales

In Q1 of 2008, the Company ceased offering goods or services for sale on its non-Health and Beauty websites as Management is revisiting the business models around those websites.  As a result, there has been no revenues generated on the Company’s other eCommerce retail sites since the $455 that was earned in Q1 of 2008.

Comparable quarterly results in Q3 of 2007 included only eCommerce service sales through its subsidiary FT of $142,992 and FT costs of sales of $113,700.  This produced a gross margin of $29,292 or 20.5% in Q3 of 2007.  In that quarter, the travel operation incurred a net loss of $3,435, excluding the minimum royalty of $37,500 to Domain Holdings Inc.  Effective November 12, 2007, the Company unwound its relationship with travel business subsidiary FT pursuant to an Asset Purchase Agreement (“APA”) between the Company and FT as noted above. FT had an accumulated deficit of $1,152,145 at November 12, 2007.  During 2007, there was no requirement to record any non-controlling interest in the share of loss in FT.

Advertising

In Q3 of 2008, the Company generated advertising revenues of $19,855 compared to $128,064 in Q3 of 2007, a decrease of 84.5%. Management terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues have decreased every quarter in 2008 as a result.  In Q3 of 2008, advertising accounted for only 1.0% of total revenues, compared to 1.4% of total revenues in Q2 of 2008, and 1.5% in Q1 of 2008.  In Q3 of 2007, advertising accounted for 7.9% of total revenues, not including any influence from FT.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as Management investigates new monetization opportunities with vendors, and realigns to increase advertising options available on the Company’s properties. In the medium-term, Management expects advertising revenues to be an important part of overall revenue.

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

The Company has announced its intention to sell six of its non-core but highly valuable dot-com domain names from the Company’s portfolio of more than 800 domains in order to provide the Company with additional working capital.  The Company retained a broker, Palo Alto-based Arbor Advisors, LLC, on October 1, 2008 for this purpose.  There were no outright sales of domain names thus far in 2008 or during the 2007 fiscal year.  Management continues to evaluate expression of interest from domain name buyers, and continues to look at acquiring certain other domain names that would complement either the advertising or eCommerce businesses.

General and Administrative

In Q3 of 2008, the Company recorded total general and administrative expense of $758,647 or 38.8% of total sales as compared to $238,951 or 14.7% of total sales in Q3 of 2007, an increase of $519,696 or over 217%. This total includes corporate and eCommerce related general and administrative costs.  Total general and administrative expenses in Q3 of 2008 were 9.7% higher than Q2 of 2008, which were 9.3% higher than Q1 of 2008, which were in turn 38.0% higher than these expenses in Q4 of 2007.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows.

Corporate general and administrative costs of $643,674 have increased over Q3 of 2007 by $461,364.  This was primarily due to payments made to the Company’s current investor relations firm of $136,500 in cash and common stock valued at approximately $100,000.  In addition, the Company accrued the final cash payment to its former investor relations firm of $8,250 and issued common stock valued at $85,600.  Other significant expenses include approximately $83,000 in increased rent and overhead due to our new offices, increased telecommunications for new staff and website related hosting costs, and increased travel and office expenses due to increased growth,  The remainder of the increase in corporate general and administrative costs was a result of an increase in legal fees of approximately $27,800 due to increased corporate activity and SEC filings, and over $10,000 in increased insurance policies and premiums.  In total, these expenses accounted for 32.9% of total revenues in Q3 of 2008, compared to 30.5% in Q2 of 2008, 25.0% in Q1 of 2008, and 11.2% in Q3 of 2007.

The amounts for Q3 of 2008 have increased by $52,505, or 8.9%, over Q2 of 2008 due primarily to the fact that the Company engaged its new investor relations firm in May of 2008, incurring only two months of expenses in Q2 but three months of expenses in Q3, resulting in increased investor relations costs of approximately $55,500 in cash and $38,500 during the quarter, offset by a decrease in quarterly accounting fees in Q3 of approximately $36,000.

As disclosed in Item V, the Company anticipates that it may incur additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission (“BCSC”) for companies listed on the OTCBB with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs in Q3 of 2008 increased by $58,332 over Q3 of 2007 primarily due to approximately $33,000 in consulting fees and related travel expenses, as well as increased merchant fees generated on increased sales.  These expenses represented 5.9% of eCommerce sales in Q3 of 2008, compared to 5.3% of eCommerce sales in Q2 of 2008, 9.3% in Q1 of 2008, and 3.8% of eCommerce sales in Q3 of 2007, not including eCommerce revenues for FT.com.

ECommerce general and administrative expenses in Q3 increased by $14,478, or 14.4%, compared to Q2 of 2008 primarily due to increases of $11,000 in travel expenses and $7,000 in consulting fees, offset by a decrease in domain renewal fees of approximately $4,600.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and Management’s continued focus on growing the eCommerce business throughout 2008 and into 2009.  Management expects to maintain eCommerce general and administrative costs below 10% of eCommerce sales.

Management Fees and Employee Salaries

In Q3 of 2008, the Company incurred total management fees and staff salaries of $1,334,414 compared to $1,479,782 in Q2 of 2008 and $1,058,546 in Q1 of 2008.  This amount includes stock based compensation of $549,257 in Q3 of 2008, $543,745 in Q2 of 2008, and $482,144 in Q1 of 2008.  The management fees and staff salaries expense in Q3 of 2008 and Q2 of 2008 also include accrued amounts for performance bonuses payable to the management team of $156,518 and $333,442 respectively.  Excluding these amounts, normalized management fees and employee salaries expense in Q3 of 2008 was $628,639, in Q2 of 2008 was $602,595 and in Q1 of 2008 was $576,402.  This produced an increase of 4.3% in Q3 of 2008 over Q2 of 2008, and an increase of 4.5% in Q2 of 2008 over Q1 of 2008.  This increase was primarily due to the addition of senior employees through the Auctomatic merger which closed on May 22, 2008, halfway through Q2 of 2008.

The normalized expense in Q3 of 2008 increased $143,798 or 30.0% over Q3 of 2007.  The addition of a new executive management team in late 2007 and early 2008, as well as some additional senior employees in 2008, contributed to a larger expense overall in 2008.  Compensation commensurate with the caliber of the new management team as well as the addition of more employees and consultants in marketing, technology, product management and customer service have contributed significantly to this increase. This investment in the future of the Company matches the quality of the assets.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 32.2% of total revenues in Q3 of 2008, 31.1% of in Q2 of 2008, 31.1% in Q1 of 2008, and 29.8% in Q3 of 2007.  Given the caliber of current management, employees and consultants, it is reasonable to maintain salaries expense at approximately 30 % of revenues.

Marketing

The Company acquires internet traffic by pay-per-click, email and affiliate marketing. In Q3 of 2008, the Company incurred total marketing expenses of $104,374 (5.3% of total revenues), compared to $150,128 (7.8% of total revenues) in Q2 of 2008, $175,751 (9.5% of total revenues) in Q1 of 2008 and $145,571 (8.9% of total revenues) in Q3 of 2007.

Included in this total were corporate marketing expenses of $4,962 in Q3 of 2008, compared to $20,243 in Q2 of 2008 related to public relations and press releases, and $26,459 in Q1 of 2008 related to public relations around repositioning the Company’s business.

ECommerce marketing expenses in Q3 of 2008 were $99,412 or 5.1% of eCommerce sales, compared to $129,885 or 6.8% of eCommerce sales in Q2 of 2008, $149,187 or 8.2% of eCommerce sales in Q1 of 2008, and $145,571 or 9.7% of eCommerce sales in Q3 of 2007.  These expenses have been decreasing steadily during 2008 due to increased effective email marketing campaigns for Perfume.com.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

The Company’s websites’ search rankings currently perform adequately however Management believes targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.  Management believes that the more strategic and measurable advertising expenditures were a contributing factor to increased revenues in Q3 of 2008.

Other Expenses

During 2008, the Company has incurred various unusual and one-time costs of $683,547.  During Q3 of 2008, such costs included $20,000 in financing costs related to the Company’s discussions with various investment bankers to raise capital.  Financing costs during 2008 have been deferred to date if those costs are directly identifiable with the raising of a round of capital.  However, the costs noted above included in “other expenses” are costs relating to a transaction that is no longer being pursued, and therefore the $20,000 was no longer directly identifiable with the raising of capital and was expensed in the quarter.

During the previous quarters of 2008 and Q4 of 2007, these types of unusual costs related to restructuring, recruiting and relocating costs associated with attracting the new management team, as well as winding up our relationship with FT.  There were no such costs in Q1, Q2 or Q3 of 2007.

(e)           Liquidity and Capital Resources

The Company generates revenues from (1) the sale of third-party products and services over the Internet; (2) "pay-per-click" advertising revenue; (3) selling advertising on media rich websites with relevant content; and (4) the sale or lease of domain name assets.

As at September 30, 2008, the Company had current liabilities in excess of current assets resulting in negative working capital of $2,281,798 compared to positive working capital of $503,775 at June 30, 2008, $4,001,968 at March 31, 2008, and $5,930,413 at December 31, 2007. During the three months ended September 30, 2008, the Company had a net loss of $3,050,207 and a decrease in cash of $1,095,196 compared to a net loss of $429,166 and an increase in cash of $1,814,058 over the three month period ended September 30, 2007.  During the nine months ended September 30, 2008, the Company had a net loss of $7,015,015 and a decrease in cash of $6,572,501 compared to a net loss of $677,118 and an increase in cash of $1,965,765 for the same nine month period of last year.  These net losses included incorporation and start up expenses for the Global Cricket Venture of $1,010,023 for the three month period ended September 30, 2008, which were expensed in the quarter due to uncertainty regarding reimbursement of these costs by the GCV as previously anticipated.  From the beginning of the fiscal year to September 30, 2008, the Company has increased its accumulated deficit to $9,540,693 from $2,525,678 and has stockholders’ equity of $3,648,342.

The decrease in cash for the three month period includes cash outlays that are either unusual or non-operational in nature.  During the quarter, cash outlays included amounts paid in connection with the acquisition of Auctomatic and payments of assumed liabilities pursuant to the merger agreement with Auctomatic of $94,000 and $45,000 respectively, as well as deferred acquisition costs of $50,000.  In addition, $276,000 was paid during the quarter related to Global Cricket Venture expenses incurred to perform under the MOUs with BCCI, IPL, and NLB.  Without these expenditures, cash decreased due to operations by approximately $630,000, or $210,000 per month.

Operating Activities

Operating activities in the nine months ended September 30, 2008 resulted in cash outflows of $4,193,802 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $1,575,146, performance bonuses accrued in the amount of $489,960, the increase in other accounts payable of $247,697, offsetting the gain from the sales-type lease of a domain name of $168,206.  In the nine months ended September 30, 2007, cash outflows of $686,684 were primarily due to the loss of the period.

Investing Activities

Investing activities during the nine months ended September 30, 2008 generated cash outflows of $2,272,644, primarily due to cash consideration and related acquisition costs of $1,530,047 pursuant to the Auctomatic merger, and additional M&A costs of $320,264 relating to future potential acquisitions.  The Company also invested approximately $182,500 in the purchase of property and equipment, mostly consisting of furniture and equipment for our new office location, as well as $380,000 in website development. Investing activities in the period also included proceeds of $140,540 from a sales-type lease for surrey.com.  During the nine months ended September 30, 2007, cash from investing activities used $372,344 to purchase “available for sale” securities, which were all subsequently sold during the 2007 fiscal year end.

Financing Activities

Financing activities in the nine months ended September 30, 2008 generated cash outflows of $106,055 related to deferred financing costs incurred in connection with Management's capital raising activities.  In Q3 of 2007, financing activities primarily consisted of over $3 million in issuances of common stock to the CEO of the Company as well as a private placement that closed in early October 2007.

Future Operations

At quarter end, the Company had negative working capital, and its last seven reported quarters have experienced substantial losses.  Management expects to continue to incur losses in the coming quarters as planned general and administrative and marketing expenditures increase to support growth and drive increased revenues.  The Company may also seek to explore new business opportunities, including the building or acquisition of a distribution center or warehouse in the United States to enhance its fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-strategic domain name assets.

Management is pursuing opportunities to increase cash flows, however there is no certainty that these opportunities will generate sufficient cash flows to support the Company’s activities in the future in view of changing market conditions, technological innovations and legal and regulatory requirements.  For the remainder of 2008 and into 2009, Management expects to expend significant funds as additional marketing costs, which it believes will translate into higher revenue growth, as well as to fund costs related to the Global Cricket Venture.  There is no certainty that the profit margins the Company may generate going forward, as well as any successful raising of working capital, will be sufficient to offset the anticipated marketing, GCV costs, and other expenditures and may result in net cash outflow for 2008 and 2009.

Management has actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  Management has also investigated options to sell some domain names in order to address short term liquidity needs.  As a result, the Company entered into an agreement with Palo Alto-based Arbor Advisors, LLC on October 1, 2008 to sell six of its non-core but highly valuable dot-com domain names from the Company’s portfolio of more than 800 domains.  Management anticipates that strategic sales of these domain names, if successful, will provide the Company with additional cash to meet its working capital and fund Cricket related expenditures and general operating capital needs over the next 12 to 18 months.  There can be no assurances that any sales of domain names on terms acceptable to the Company will occur.

The interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from its investors, the ability of the Company to raise future debt or equity financings, and the attainment of profitable operations to meet the Company's liabilities as they become payable.  The outcome of our operations and fundraising efforts is dependant in part on factors and sources beyond the direct control of the Company that cannot be predicted with certainty..  Access to future debt or equity financing is not assured and Management may not be able to enter into arrangements with financing sources on terms acceptable to the Company, if at all.  The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On or about October 1, 2008, the Company was scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture.  Subsequent to quarter end, the amount owing to the BCCI was renegotiated and decreased to $125,000.  In addition, the payment of $750,000 that will be due to the BCCI on October 1, 2009 was eliminated entirely.  The payments due to the BCCI and the IPL for the October 1, 2008 commitment, although negotiated to a lesser amount, have not been made to date.  Discussions are underway with both parties with regards to the timing of such payments and payments will then be made accordingly.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

If at any time the Company is unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, the Company may have to forfeit some or all of its rights to the cricket-related digital content and may be exposed to potential liability for defaulting on its payment.  The Company cannot determine at this time the actual value of such rights, only that the loss of such rights would impact negatively upon the potential revenues from the Global Cricket Venture.  In addition, if the Company is unable to make the required payments, the Company faces potential claims for breach, lack of performance and other damages which other parties to the MOU may seek to enforce against the Company.  The Company does not concede that such claims would be enforceable or result in a recovery against the Company.  If these events were to occur, such events would have a negative effect on the Company’s overall anticipated results of operations and performance.

The Company has no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-Balance Sheet commitments as disclosed in the notes to the interim consolidated financial statements, included as Exhibit F-1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

(f)           Application of Critical Accounting Policies

Our interim consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles.  Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our operating results and financial position.

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

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of revenues generated is usually subject to a high level of uncertainty; accordingly revenues are recognized only as received.  There were no sales of domain names thus far in 2008, or the fiscal year ended December 31, 2007.

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

In August 2007, the Company’s board of directors approved a Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) or non-qualified stock options to be granted to employees of the Company, and other stock options to be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  The Company’s shareholders approved the Stock Incentive Plan at the 2008 Annual General Meeting.

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

Website Development Costs

The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. The costs are related to infrastructure development of various websites that the Company operates. In previous periods, costs qualifying for capitalization were immaterial and therefore were expensed as incurred. Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.  Various websites reached the post-implementation operating phase during Q2 and Q3 of 2008, and therefore the Company began amortizing these costs during this quarter on a straight-line basis over 36 months beginning in the month following the implementation of the related websites.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2008.

Goodwill

Goodwill has been recorded as a result of the Auctomatic merger and it is reflected at the amount originally recognized.  Due to the current volatility and uncertainty of global financial markets, there is a possibility that the carrying values attributable to the Company’s goodwill may become impaired.  After performing step one of the impairment assessment tests per FAS142, Management believes that there has been no impairment to goodwill at this time.  A formal impairment assessment will be completed in connection with the preparation of the Company’s audited consolidated financial statements as at December 31, 2008, with any adjustments to the carrying values of goodwill being provided for at that time.

(g)           Recent Accounting Pronouncements

SFAS 163
In May, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, which would be the fiscal year beginning January 1, 2009. The Company does not expect that SFAS No. 163 will have any impact on the Company’s interim consolidated financial statements.

SFAS 162
In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that this Statement will result in a change in current practice.

SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of SFAS No. 133 . SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial position and results of operations.

SFAS 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of SFAS No. 141R on its financial position and results of operations.

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

During Q3 of 2008, the Company issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

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

On August 25, 2008, the Company issued 33,000 shares of common stock to its former investor relations firm as full consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

On August 28, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

Subsequent to September 30, 2008, the Company issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On October 1, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

On October 31, 2008, the Company issued 15,000 shares of common stock to its investor relations firm as partial consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

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

Effective September 15, 2008, the British Columbia Securities Commission (“BCSC”) introduced BC Instrument 51-509 Issuers Quoted in the U.S. Over-the Counter Markets (BCI 51-509).  BCI 51-509 imposes new regulatory requirements for companies listed on the OTCBB with a presence in British Columbia.  As a result, the Company is now subject to additional disclosure and reporting requirements in British Columbia.  These requirements are consistent with those of other reporting issuers in British Columbia.

The Company signed a letter of intent with Domain Strategies, Inc., a leading internet development and management company, to jointly establish a new company (“Newco”) for the purpose of building, managing and monetizing the Karate.com domain name owned by the Company.  The partnership with Domain Strategies will provide management focus and resources to efficiently monetize the domain name.  The Company will contribute the domain name Karate.com to Newco and will receive a 50% interest of the new company, plus a distribution and liquidation preference of $500,000.  The Board of Directors of Newco will have equal representation from both partners with Domain Strategies having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  If after three years from the date of formation, Newco has not achieved the annual financial goals as set by management and approved by the Board, the Company has the right to terminate its participation in Newco and ownership of the domain name www.karate.com will revert back to the Company. In the event the Company is the terminating party, Domain Strategies will have the right but not the obligation to purchase the Company’s interest in Newco, including the domain name www.karate.com for $1 million within 60 days of termination.

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

LIVE CURRENT MEDIA INC.

Dated: November 14, 2008	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2008	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board
(Principal Financial Officer)

Exhibit F-1

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$802,744	$7,375,245
Accounts receivable	67,577	138,930
Prepaid expenses and deposits	101,042	246,174
Current portion of investment in sales-type lease (Note 11)	23,423	-
Total current assets	994,786	7,760,349

Long-term portion of investment in sales-type lease (Note 11)	23,423	-
Deferred financing costs	106,055
Deferred acquisition costs	320,264	-
Property & equipment (Note 7)	1,135,130	175,797
Website development costs (Note 8)	351,199	-
Intangible assets	1,625,881	1,645,061
Goodwill (Note 6)	2,428,602	-
Total Assets	$6,985,340	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,004,416	$1,756,719
Bonus payable	489,960	-
Due to shareholders of Auctomatic (Note 6)	749,699	-
Deferred revenue	12,371	53,079
Current portion of deferred lease inducements (Note 9)	20,138	20,138
Total current liabilities	3,276,584	1,829,936

Deferred lease inducements (Note 9)	60,414	75,518
Total Liabilities	3,336,998	1,905,454

STOCKHOLDERS' EQUITY
Common Stock (Note 10)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
22,141,026 common shares (December 31, 2007 - 21,446,623)	13,150	12,456
Additional paid-in capital	13,175,885	10,188,975
Accumulated deficit	(9,540,693)	(2,525,678)
Total Stockholders' Equity	3,648,342	7,675,753
Total Liabilities and Stockholders' Equity	$6,985,340	$9,581,207

Commitments and Contingency (Notes 15 and 16)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

SALES
Health and beauty eCommerce	$1,934,829	$1,499,538	$5,667,234	$4,387,072
Other eCommerce	-	142,992	455	462,274
Domain name leasing and advertising	19,855	128,064	75,108	268,657
Total Sales	1,954,684	1,770,594	5,742,797	5,118,003

COSTS OF SALES
Health and Beauty eCommerce	1,602,249	1,175,835	4,670,826	3,426,958
Other eCommerce	-	113,700	552	404,083
Total Costs of Sales	1,602,249	1,289,535	4,671,378	3,831,041

GROSS PROFIT	352,435	481,059	1,071,419	1,286,962

EXPENSES
Amortization and depreciation	96,707	2,802	155,861	9,089
Amortization of website development costs	29,143	-	29,143	-
Corporate general and administrative	643,674	182,310	1,697,634	385,746
ECommerce general and administrative	114,973	56,641	385,281	173,814
Management fees and employee salaries	1,334,414	547,689	3,872,742	1,096,053
Corporate marketing	4,962	-	51,769	-
ECommerce marketing	99,412	145,571	378,484	357,027
Other expenses (Note 12)	20,000	-	683,547	-
Total Expenses	2,343,285	935,013	7,254,461	2,021,729

LOSS BEFORE OTHER ITEMS	(1,990,850)	(453,954)	(6,183,042)	(734,767)

Global Cricket Venture expenses	(1,010,023)	-	(1,010,023)	-
Net proceeds from sales-type lease of domain names (Note 11)	-	-	168,206	-
Accretion expense	(56,600)	-	(56,600)	-
Interest and investment income	7,266	24,788	66,444	57,649
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(3,050,207)	$(429,166)	$(7,015,015)	$(677,118)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.02)	$(0.32)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,618,133	18,948,362	21,618,133	18,317,646

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2006 (audited)	17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696
Issuance of 60,284 common shares at $0.98 per share
in lieu of accrued bonuses to officers	60,284	60	59,018		59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000		1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450		5,100,000
Share issue costs			(100)		(100)
Stock-based compensation			428,028		428,028
Total comprehensive loss				(2,017,949)	(2,017,949)
Balance, December 31, 2007 (audited)	21,446,623	12,456	10,188,975	(2,525,678)	7,675,753
Stock-based compensation			1,575,146		1,575,146
Issuance of 586,403 common shares per the merger					-
agreement with Auctomatic (Note 6)	586,403	586	1,137,533		1,138,119
Issuance of 33,000 common shares to investor relations firm	33,000	33	85,649		85,682
Issuance of 75,000 common shares to investor relations firm	75,000	75	179,102		179,177
Issuance of 50,000 warrants to investor relations firm			9,480		9,480
Total comprehensive loss				(7,015,015)	(7,015,015)
Balance, September 30, 2008 (unaudited)	22,141,026	$13,150	$13,175,885	$(9,540,693)	$3,648,342

Subsequent Events (Note 17)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net loss for the period	$(7,015,015)	$(677,118)
Non-cash items included in net loss:
Gain from sales-type lease of domain name	(168,206)	-
Accretion expense	56,600
Stock-based compensation	1,575,146	62,847
Accrued and unpaid severance costs	-	200,000
Accrued bonuses payable	489,960	-
Warrants issued	9,480	-
Non-cash issuance of common stock	264,859	-
Amortization of deferred lease inducement	(15,104)	-
Amortization and depreciation	155,861	9,089
Amortization of website development costs	29,143
Change in operating assets and liabilities:
Accounts receivable	71,353	(62,642)
Prepaid expenses and deposits	145,132	(83,289)
Accounts payable and accrued liabilities	247,697	(135,571)
Deferred revenue	(40,708)	-
Cash flows used in operating activities	(4,193,802)	(686,684)

INVESTING ACTIVITIES
Purchase of available for sale securities	-	(372,344)
Deferred acquisition costs	(320,264)	-
Net proceeds from sales-type lease	140,540	-
Cash consideration for Auctomatic	(1,530,047)	-
Purchase of property and equipment	(182,531)	-
Web development costs	(380,342)	-
Cash flows used in investing activities	(2,272,644)	(372,344)

FINANCING ACTIVITIES
Deferred financing costs	(106,055)	-
Restricted cash	-	20,000
Issuance of common stock for cash	-	3,004,793
Cash flows from financing activities	(106,055)	3,024,793

Net increase (decrease) in cash and cash equivalents	(6,572,501)	1,965,765

Cash and cash equivalents, beginning of period	7,375,245	2,105,340
Cash and cash equivalents, end of period	$802,744	$4,071,105

See accompanying notes to consolidated financial statements

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

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

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  The new subsidiary has been incorporated in relation to the Auctomatic transaction. Refer to Note 6.  The Company’s other subsidiary, DHI, owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 612793 B.C. Ltd. (“612793”).

On August 8, 2008, the Company also formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).

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

Basis of presentation
The consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.  The interim consolidated financial statements should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Going Concern
The interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $3,050,207 for the three months ended and $7,015,015 for the nine months ended September 30, 2008 and realized a negative cash flow from operating activities of $535,186 and $4,193,802 for the three and nine months ended September 30, 2008 respectively.  At September 30, 2008, the Company had negative working capital of $2,281,798 (positive working capital of $5,930,413 at December 31, 2007).  There is an accumulated deficit of $9,540,693 (December 31, 2007 - $2,525,678).  However, the Company has maintained stockholders equity of $3,648,342 (December 31, 2007 – $7,675,753).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable, including its commitments for the Global Cricket Venture as disclosed in Note 5.   The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% (December 31, 2007 - 94.9%) interest in its subsidiary DHI and DHI’s wholly owned subsidiaries Importers, Acadia, and 612793.  The comparative figures in 2007 include its 50.4% interest in FT (from January 1, 2007 until the sale of the Company’s controlling interest in FT on November 12, 2007).  All significant intercompany balances and transactions are eliminated on consolidation.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)
Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners.

Loss per share
Basic loss per share is computed by dividing losses for the period by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities by including other potential common stock, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

Cash and cash equivalents
The company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Deferred Financing Costs
Costs directly identifiable with the raising of capital are charged against the related capital stock.  Costs incurred to obtain debt financing are deferred and amortized by a charge to interest expense over the term of the related debt.  Debt financing fees are amortized and included as part of interest expense.  During the period, financing costs were deferred and no financing costs were amortized.

Deferred Acquisition Costs
Deferred acquisition costs are direct or incremental costs directly related to acquisitions, and are deferred and added to the cost of the purchase.  Only costs that are directly related to proposed transactions, where completion is considered more likely than not, are deferred.  Once the Company ceases to be engaged on a regular ongoing basis and it is not likely that activities will resume, the costs are expensed.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development costs
The Company has adopted the provisions of EITF No. 00-2, "Accounting for Web Site Development Costs," whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. The costs are related to infrastructure development of various websites that the Company operates. In previous periods, costs qualifying for capitalization were immaterial and therefore were expensed as incurred. Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.  Various websites reached the post-implementation operating phase during Q2 and Q3 of 2008, and therefore the Company began amortizing these costs during this quarter on a straight-line basis over 36 months beginning in the month following the implementation of the related websites.  See also Note 8.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2008.

Goodwill
Goodwill has been recorded as a result of the Auctomatic merger.  It is reflected at the amount originally recognized.  See also Note 6.  Due to the current volatility and uncertainty of global financial markets, there is a possibility that the carrying values attributable to the Company’s goodwill may become impaired.  After performing step one of the impairment assessment tests per FAS142, Management believes that there has been no impairment to goodwill at this time.  A formal impairment assessment will be completed in connection with the preparation of the Company’s audited consolidated financial statements as at December 31, 2008, with any adjustments to the carrying values of goodwill being provided for at that time.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

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

Recent Accounting Pronouncements

SFAS 163
In May, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, which would be the fiscal year beginning January 1, 2009. The Company does not expect that SFAS No. 163 will have any impact on the Company’s interim consolidated financial statements.

SFAS 162
In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that this Statement will result in a change in current practice.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of SFAS No. 133 . SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial position and results of operations.

SFAS 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of SFAS No. 141R on its financial position and results of operations.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 3 – FINANCIAL INSTRUMENTS

Interest rate risk exposure
The Company currently has limited exposure to any fluctuation in interest rates.

Foreign exchange risk
The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, and trade accounts receivable.  The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally immaterial and are not collateralized. Management regularly monitors the financial condition of its customers to reduce the risk of loss.

Fair values of financial instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. “Disclosures about Fair Value of Financial Instruments.”  The Company has determined the estimated fair value amounts by using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to shareholders of Auctomatic are approximately equal to their carrying value due to the short-term maturity of the instruments.

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of its principal operating subsidiary’s, DHI’s, outstanding shares.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of Intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method.  There was no effect to the consolidated financial statements in the nine months ended September 30, 2008 to the non-controlling interest of DHI.

As of December 31, 2006, the Company owned a 50.4% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002.  FT provided travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by the Company, pursuant to a domain lease agreement entered with FT, dated May 1, 2005 (the “Domain Lease Agreement”).  FT commenced operations in November 2003.  On November 12, 2007, the Company sold its remaining 50.4% shareholdings in FT via an Asset Purchase Agreement (“APA”).  As part of this agreement the Domain Lease Agreement was cancelled for nil consideration, and all ties with FT were severed. Intercompany debt of $265,000 was cancelled and the rights to use the domain names were returned to the Company. The Company assumed no liabilities of FT going-forward.  The resulting gain of $276,805 on the disposal of the subsidiary was booked as other income. The following table summarizes the assets and liabilities foregone in exchange for the Company’s shareholding.

Assets
Cash	$46,974
Accounts Receivable	7,570

Liabilities
Account payable and accrued liabilities	(176,312)
Deferred Revenue	(111,857)
Loan	(43,180)

Net Liabilities	$276,805

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 5 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The Company will be the exclusive online provider of content for the BCCI and the IPL.  The ten-year agreement outlined in the MOU includes extensive co-marketing and exclusive online content rights agreements for the Company to build, launch and operate the official online destinations for the BCCI and the IPL. The BCCI will be guaranteed on a combined basis a minimum of US $3 million annually and the IPL US $ 2 million annually through revenue sharing agreements including percentages of advertising, sponsorship and merchandising sales.  The original ten-year MOU with the BCCI and the IPL was subsequently expanded to include the online and mobile live video streaming rights secured by Netlinkblue (“NLB”) as detailed below. Pursuant to the Original MOU, the parties agreed to negotiate and enter into definitive agreements with further terms and conditions, which the Company anticipates will be completed in the first half of 2009.  The parties are currently operating, performing, and funding obligations under the MOU.

The Company signed a separate MOU with NLB (“Venture MOU”) to create a venture combining all of the digital assets secured independently by the Company and NLB through the formation of a new company in Singapore (“Newco”).  As contemplated by the Venture MOU, Newco was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”).  Pursuant to the Venture MOU with NLB, GCV controls the right to live stream IPL matches over the internet and has exclusive IPL-related global mobile rights in addition to the digital cricket-related assets referenced above.  The Company utilized a third party broker to negotiate the Venture MOU and agreed to compensate the broker by way of an option over 6% of the shares of GCV from shares owned exclusively by LCM Cricket Ventures.  Assuming such option is formally granted, if and when such option is exercised, the third party has agreed to grant the Company all voting rights associated with the shares.  Pursuant to the Venture MOU, the parties are negotiating definitive agreements with further terms and conditions, which the Company anticipates will be completed in the first half of 2009.  The parties are currently operating, performing, and funding obligations under the Venture MOU.  To date, Global Cricket Venture has nominal assets and operations.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”) which will support the Company’s activities relating to cricket and the IPL.  Pursuant to the Venture MOU, the Company is entitled to a 40% equity interest in the GCV.  On October 30, 2008, as part of the formation process, the Company was issued 50.05% of the shares of GCV, however we anticipate that the ownership interest will be realigned in accordance with the intent of the MOU.  To date, LCM Cricket Venture has nominal assets and limited operations.

The Company has incurred $1.01m of costs relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.    During Q3 of 2008, these costs totaled $276,485 (Q2 of 2008 - $678,221; Q1 of 2008 - $55,317) relating to but not limited to expenditures for business development, travel, consulting, and salaries.  There were no such costs in any period of 2007.  Currently, GCV has not yet obtained outside funding.  Therefore, all of these costs were expensed in the quarter ended September 30, 2008 due to uncertainty regarding reimbursement of these costs by the GCV as previously anticipated.

On or about October 1, 2008, the Company was scheduled to make payments to the BCCI and the IPL in the amounts of $625,000 and $375,000, respectively, in connection with the Global Cricket Venture.  Subsequent to quarter end, the commitments owing to the BCCI were renegotiated.  The October 1, 2008 payment owing to the BCCI was decreased by $500,000 to $125,000.  In addition, the payment of $750,000 that will be due to the BCCI on October 1, 2009 was eliminated entirely.  The amounts due to the IPL have remained unchanged.  The payments due to the BCCI and the IPL for the October 1, 2008 commitment, although negotiated to a lesser amount, have not been made to date.  Discussions are underway with both parties with regards to the timing of such payments and payments will then be made accordingly.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

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

At May 22, 2008, the present value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  During Q3, the present value discount was accreted by $56,600, leaving a present value remaining at September 30, 2008 of $696,600.

Also at June 30, 2008, $141,117 of cash owing at closing had yet to be paid to a number of these shareholders.  During Q3, all of these amounts owing with one exception of $53,099 were paid to former Auctomatic shareholders.  As a result, at September 30, 2008, amounts payable to shareholders of Auctomatic totaled $749,699.

The following is the purchase price allocation at September 30, 2008:

Purchase Price Paid

Cash (net of assumed liabilities)	$1,046,695
Transaction Costs	387,358

Cash consideration for Auctomatic	1,434,053

Present value of shares of common stock paid and payable to shareholders of Auctomatic	1,138,119
Present value of amounts payable to shareholders of Auctomatic	640,000

Total	$3,212,172

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 6 – MERGER AGREEMENT (continued)

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction software	925,000
Goodwill	2,428,602

Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,212,172

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the nine months ended September 30, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2007, the comparative pro forma information for the nine months ended September 30, 2007 would have no effect to reported revenues, cumulative effect of accounting changes, income before extraordinary items or net income.

NOTE 7 – PROPERTY & EQUIPMENT

September 30, 2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,869	$26,623	$139,246
Computer Equipment	100,789	47,923	52,866
Computer Software	22,276	8,353	13,923
Auction Software	925,000	102,778	822,222
Leasehold Improvements	142,498	35,625	106,873
	$1,356,432	$221,302	$1,135,130

December 31, 2007	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

Pursuant to the merger agreement (refer to Note 6), the Company acquired computer equipment and auction software valued at a cost of $7,663 and $925,000 respectively.  These amounts are included in the September 30, 2008 table above.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 8 – WEBSITE DEVELOPMENT COSTS

	September 30, 2008	December 31, 2007
Website Development Costs	$380,342	$-
Less: Amortization	(29,143)	-
	$351,199	$-

NOTE 9 – DEFERRED LEASE INDUCEMENTS

	September 30, 2008	December 31, 2007
Deferred Lease Inducements	$80,552	$95,656
Less: Current Portion	(20,138)	(20,138)
	$60,414	$75,518

NOTE 10 – COMMON STOCK

a)	Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)	Issued

At September 30, 2008, there were 22,141,026 shares issued and outstanding.

2008

In August and September 2008, the Company issued 30,000 shares to an investor relations firm that has been engaged to provide investor relations services to the Company.  30,000 shares with a value of $57,254 were issued as partial consideration for services rendered during the quarter and are reported as a non-cash transaction on the consolidated statements of cash flows.

On August 25, 2008, the Company issued 33,000 shares to an investor relations firm that had previously been engaged to provide investor relations services to the Company.  The contract with this former investor relations firm terminated August 1, 2008.  The 33,000 shares owing to them as part of their agreement had a value of $85,682 and were issued as full consideration for services rendered during the previous quarters and are reported as a non-cash transaction on the consolidated statements of cash flows.

Also in June 2008, the Company issued 45,000 shares to an investor relations firm that has been engaged to provide investor relations services to the Company.  30,000 shares with a value of $85,350 were issued as partial consideration for services rendered during the second quarter and are reported as a non-cash transaction on the consolidated statements of cash flows.  15,000 shares with an estimated value of $42,300 based on the June 30, 2008 stock price were recorded as a prepaid expense in June 2008 for services to be rendered in July 2008.  In July 2008, this amount was revalued to $36,573 based on the July average stock price and expensed, the difference between the estimated and actual values was adjusted to Additional Paid-In Capital, and the amount is included on the consolidated statements of cash flows.

The Company also issued this firm 50,000 warrants in May 2008 and has expensed $9,480 (Q3 of 2008 - $5,688; Q2 of 2008 - $3,792) in relation to the value of the warrants at September 30, 2008.  See also Note 10(e).

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 10 – COMMON STOCK (continued)

b)	Issued (continued)

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 10 – COMMON STOCK (continued)

d)	Stock Options (continued)

(i)	On September 11, 2007, the Company granted a total of 1,250,000 stock options to purchase the Company’s common shares at an exercise price of $2.50 per share to the following individuals:
i.	1,000,000 to the Company’s CEO;
ii.	50,000 to a consultant; and
iii.	100,000 each to two directors.

The Company valued the options to the CEO and directors using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.22%; a risk free interest rate of 4.07% - 4.11% and an expected life of 3 years resulting in a value of $1.74-$1.78 per option granted.

The Company is valuing the options to the consultant at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 64.86%; a risk free interest rate of 2.28% and an expected life of 3 years resulting in a value of $0.43 per option granted.

(ii)
On October 1, 2007, the Company granted to its Chief Operating Officer (“COO”) 1,500,000 options to purchase the Company’s common stock at a price of $2.04 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.02%; risk free interest rate of 4.05% and an expected life of 3 years resulting in a value of $1.45 per option granted.

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

(vii)
Between January 1, 2008 and September 30, 2008, the Company granted to its full-time corporate directors a total of 425,000 options to purchase the Company’s common stock at a range of prices between $2.06 and $3.30 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of between 68.22% and 75.66%; risk free interest rates of between 2.23% and 3.07% and an expected life of 3 years resulting in a value of between $1.05 and $1.66 per option granted.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 10 – COMMON STOCK (continued)

d)	Stock Options (continued)

(viii)
Between January 1, 2008 and September 30, 2008, the Company granted to its full-time employees a total of 285,000 options to purchase the Company’s common stock at a range of prices between $2.06 and $3.10 per share.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of between 68.19% and 75.66%; risk free interest rates of between 1.65% and 3.07% and an expected life of 3 years resulting in a value of between $1.05 and $1.45 per option granted.  In the third quarter, 12,500 of these options have been forfeited.

(ix)
Between January 1, 2008 and September 30, 2008, the Company granted to consultants a total of 70,000 options to purchase the Company’s common stock at prices ranging from $2.06 to $2.49 per share.  The Company is valuing these options at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 64.86%; risk free interest rates of 2.28% and an expected life of 3 years resulting in a value of between $0.43 and $0.50 per option granted.

All of the options noted in (i) to (viii) vest over three years and are exercisable for a period of five years based on the date of grant.  Due to the lack of historical data, Management has not expected any forfeitures to occur as approximately 95% of the options granted to date have been granted to senior officers, senior employees and directors of the Company who are not expected to leave in the near future.  This is the first year of the Stock Option Plan and this assumption will be reassessed and revalued on an annual basis.  At September 30, 2008, there had been forfeitures by full-time employees of 12,500 options.

The fair value of these options at September 30, 2008 of $6,940,925 (Q2 of 2008 - $6,954,050, Q1 of 2008 - $6,183,100; December 31, 2007 - $4,396,000) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense has been recognized in the three month period ended September 30, 2008 of $549,257 (Nine month period ended September 30, 2008 - $1,575,146; FYE 2007 - $428,028) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan as of September 30, 2008, and changes during the nine month period then ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Intrinsic Value $
Options outstanding, January 1, 2007	-	-	-
Granted	2,750,000	2.25	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, December 31, 2007	2,750,000	2.25	1.74 - 1.78
Granted	2,155,000	2.40	1.01 - 1.66
Exercised	-	-	-
Cancelled or expired	12,500	2.06	1.05
Options outstanding, September 30, 2008	4,892,500	2.32	0.43 - 1.78

Options vested or expected to vest at September 30, 2008	1,250,000	$2.50	$1.40 - 1.78
Weighted average remaining life	4.16 Years

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 10 – COMMON STOCK (continued)

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

As of September 30, 2008, 1,050,000 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
	Outstanding	Average Exercise	Date of
	Warrants	Price	Expiry
Warrants outstanding, March 31, 2007	-	$-
Granted	1,000,000	1.25	June 10, 2009
Cancelled or expired	-	-
Warrants outstanding, December 31, 2007	1,000,000	1.25
Granted	50,000	2.33	June 30, 2010
Cancelled or expired	-	-
Warrants exercisable September 30, 2008	1,050,000	$1.30

Weighted average remaining life	0.74 Years

NOTE 11 – DOMAIN NAME LEASES AND SALES

On January 17, 2008, the Company entered into an agreement to lease Surrey.com to an unrelated third party for CAD$200,000.  The terms of the agreement provide for the receipt of this amount in five irregular lease payments over a two-year term.  The first payment of $25,000CAD was due on January 17, 2008 (the “Effective Date”), $45,000CAD was due 3 months after the Effective Date, $80,000CAD is due 6 months after the Effective Date, $25,000CAD is due 1 year after the Effective Date, and $25,000CAD is due 2 years after the Effective Date. The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  This transaction was recorded as a sales-type lease in Q1 of 2008.  The investment in a sales-type lease of $163,963 was recorded on the balance sheet on a net basis after the lease payments received to date.  Revenues of $168,206 were recorded at the present value of the lease payments over the term, net of the cost of the domain name, at an implicit rate of 6%.  Payments have been collected as due to date according to the terms of the agreement.

There were no sales of domain names in 2008 or the 2007 fiscal year.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 12 – OTHER EXPENSES

During Q3 of 2008, the Company incurred various restructuring costs.  During the period, such costs included $20,000 in costs related to engaging a firm to pursue capital financing opportunities that was terminated subsequent to year end.  As a result, these financing costs are no longer considered deferred and have been expensed in the period.  There were no such costs in Q3 of 2007.

NOTE 13 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company, its subsidiaries Delaware and FT (until the date of disposition of FT on November 12, 2007) are subject to United States federal and state taxes.

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, as well as the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 14 – SEGMENTED INFORMATION

The Company’s eCommerce operations have historically been conducted in three business segments, Domain Leasing and Advertising, eCommerce Products and eCommerce Services. The business segment of eCommerce services ended upon the termination of the Company’s relationship with FT on November 12, 2007.  Revenues, operating profits and net identifiable assets by business segments are as follows:

For the nine months ended September 30, 2008

	Domain Leasing	eCommerce	eCommerce	Total
	and Advertising	Products	Services
	$	$	$	$
Revenue	75,108	5,667,689	-	5,742,797
Segment Loss	(1,934,588)	(4,248,454)	-	(6,183,042)

As at September 30, 2008
Total Assets	1,373,515	5,611,825	-	6,985,340
Intangible Assets	1,373,515	252,366	-	1,625,881

For the nine months ended September 30, 2007

	Domain Leasing	eCommerce	eCommerce	Total
	and Advertising	Products	Services
	$	$	$	$
Revenue	268,657	4,387,072	462,274	5,118,003
Segment Loss	(498,448)	(169,552)	(66,767)	(734,767)

As at September 30, 2007
Total Assets	1,389,395	5,094,109	69,998	6,553,502
Intangible Assets	1,389,395	252,366	3,300	1,645,061

The reconciliation of the segment profit to net income as reported in the consolidated financial statements is as follows:

	For the nine-months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Segment loss	$(6,183,042)	$(734,767)
Non-recurrring income
Global Cricket Venture expenses	(1,010,023)	-
Net proceeds from sales-type lease of domain names	168,206	-
Accretion expense	(56,600)	-
Interest and investment income	66,444	57,649

Net loss for the period	$(7,015,015)	$(677,118)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 15 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its 5,400 square feet office in Vancouver, Canada from an unrelated party for a 5-year period starting from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CAD $
2008	28,713
2009	116,188
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 75% of basic rent.

Cricket Venture

The MOU with the BCCI and the IPL requires the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See also Note 5.  Pursuant to the terms of the MOU, the future minimum payments are listed in the table below.

Subsequent to quarter end, the commitments owing to the BCCI were renegotiated.  The October 1, 2008 payment owing to the BCCI was decreased by $500,000 to $125,000.  In addition, the payment of $750,000 that will be due to the BCCI on October 1, 2009 was eliminated entirely.  The amounts due to the IPL have remained unchanged.  Neither payment to the BCCI or the IPL for the October 1, 2008 commitment has been made to date.  Discussions are underway with both parties with regards to the timing of such payments and payments will then be made accordingly.

	BCCI USD$	IPL USD$	TOTAL USD $
2008	125,000	375,000	500,000
2009	1,875,000	1,625,000	3,500,000
2010	3,000,000	2,000,000	5,000,000
2011	3,750,000	2,500,000	6,250,000
2012	3,000,000	2,000,000	5,000,000
2013	3,000,000	2,000,000	5,000,000
2014	3,000,000	2,000,000	5,000,000
2015	3,000,000	2,000,000	5,000,000
2016	3,000,000	2,000,000	5,000,000
2017	3,250,000	2,250,000	5,500,000
2018	1,750,000	1,250,000	3,000,000

Such payments made be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

NOTE 16 – CONTINGENCY

The former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract.  He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a Defense and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.  To date, there has been no further action taken by the plaintiff since the filing of the initial legal action on March 9, 2000.

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2008, the Company issued 15,000 shares to the investor relations firm that has been engaged to provide investor relations services to the Company.

On October 8, 2008, the Company cancelled 300,000 shares of common stock that had been pre-maturely issued in anticipation of a transaction that was never consummated.

On October 31, 2008, the Company issued 15,000 shares to the investor relations firm that has been engaged to provide investor relations services to the Company.

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