Form 10-K
period 2008-12-31
Live Current Media Inc.
filed 2009-03-31
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number                                                    000-29929

LIVE CURRENT MEDIA INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Water Street, Suite 645, Vancouver, British Columbia	V6B 5C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 453-4870

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $59,143,933.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 20, 2009 the registrant had 23,906,445 shares of common stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Live Current Media Inc.
Form 10-K - 2008

Part IV

Item 15	Exhibits, Financial Statement Schedules	43

	Signatures and Certifications	47

	Financial Statements	F-1

i

Live Current Media Inc.
Form 10-K - 2008

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008, including the discussion of the business of Live Current Media Inc. (“Live Current”, the “Company”, “we”, “us”, and “our”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Live Current, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may” and other similar expressions that indicate future events and trends.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Live Current’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-K include but are not limited to statements regarding (1) expectation that revenue will increase during fiscal 2009; (2) expectation that our participant base will increase; (3) expectation of an increase in future operating expenses; (4) expectation that the expansion of our participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2009 will be funded through the equity capital markets and private financings; (6) expectation that an increase in our participant base will lead to hiring of additional employees or independent contractors; (7) expectation relating to the future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the following: general economic conditions particularly as they relate to demand for Live Current’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; evolving industry standards; and other factors described in Live Current’s filings with the Securities and Exchange Commission.  The results that Live Current achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2008 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements are accurate.  All forward-looking statements are made as of the date of filing of this Form 10-K and Live Current disclaims any duty to update any such forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and their explanatory notes, which are included in this Annual Report.

iii

Live Current Media Inc.
Form 10-K - 2008

PART I

Item 1.                      Business

OVERVIEW

Live Current Media Inc. was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”.  We changed our name on August 21, 2000 from Troyden Corporation to “Communicate.com Inc.”, and again on May 30, 2008 to Live Current Media Inc.  Since August 4, 2008, our common stock has been quoted on the OTCBB under the symbol, “LIVC”.

The corporate website is located at www.livecurrent.com.  Information included on the website is not a part of this Annual Report.

SUBSIDIARIES

Our principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”.  On April 14, 1999, IMEDIAT Digital Creations, Inc. changed its name to “Communicate.com Inc.” and was redomiciled from British Columbia to the jurisdiction of Alberta.  On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.  DHI has 62,635,383 shares of common stock currently issued and outstanding.  61,478,225 shares, or approximately 98.2% of the outstanding shares, are held by Live Current.

On December 31, 2005, DHI reorganized by transferring certain domain name assets into its wholly owned subsidiary, Acadia Management Corp. (“Acadia”), a British Columbia corporation incorporated on December 1, 2005.  In October 2008, the assets and liabilities of Acadia were assigned to DHI and Acadia was subsequently dissolved in January 2009.  On December 31, 2006, DHI transferred the domain name Importers.com to its wholly owned subsidiary 0778229 B.C. Ltd. (“Importers”), a British Columbia company incorporated on December 27, 2006.  DHI also has a dormant wholly owned subsidiary, 612793 B.C. Ltd. (“612793”), which was incorporated on August 21, 2000.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  The new subsidiary was incorporated to facilitate the merger with Auctomatic.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  This company holds 50.05% of Global Cricket Venture Pte. Ltd.

A list of the Company’s subsidiaries is attached as Exhibit 21.

FORMER SUBSIDIARY

On October 1, 2003, we acquired a 71% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002.  As of September 30, 2007, we owned a 50.4% interest in FT. FT provided travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by us, pursuant to a domain lease agreement we entered into with FT dated May 1, 2005 (the “Domain Lease Agreement”).  FT commenced limited operations in November 2003.  We unwound our relationship with FT and, effective November 12, 2007, pursuant to an asset purchase agreement between us and FT, we acquired all of the tangible and intangible assets associated or used in connection with the operation of FT’s travel business, exclusive of all cash and real property, in consideration for (a) the delivery of 8,000,000 shares of FT capital stock owned by us; and (b) the cancellation of $261,833 of debt owed by FT to us under the Domain Lease Agreement. As a result, we acquired all rights associated with the operation of the frequentraveller.com website and terminated the Domain Lease Agreement. FT is no longer our subsidiary.

OUR BUSINESS

DHI, our majority-owned subsidiary, owns more than 800 domain names.  Through DHI, we build consumer internet experiences around our large portfolio of intuitive, easy to remember domain names.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Vietnam.com), and global trade (Importers.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  We have begun to exploit this traffic through the construction of consumer experiences online, which we call DestinationHubs®, at Perfume.com and Cricket.com.  DestinationHubs® tap into a large, passionate, pre-existing community of interested users.  From a technology and product standpoint, a DestinationHub® is architected for discovery, meaning it is built in such a way that it is found easily through search.  One of the best ways to ensure sites are found through search is to have a powerful domain name asset as a low-cost customer acquisition vehicle that easily enables ownership of that subject category.  Over time, we will build out additional DestinationHubs® at several of our domain names.  We may also choose to sell select domain names to strategic buyers.

Live Current Media Inc.
Form 10-K - 2008

We also own a number of .cn (China) domain names.  We believe that the .cn domain names could have significant value as the internet market in China develops.  We also have a number of non-core “bound.com” domain names that we may choose to develop that cover expansive categories of interest such as shoppingbound.com, pharmacybound.com and vietnambound.com.

We have organized our operations into two principal segments:  (1) ECommerce Products, in essence “Health and Beauty”, and (2) Advertising. Our Health and Beauty websites generate revenue by facilitating the sale of products direct to consumers (eCommerce).  Currently, our eCommerce revenues are primarily derived from the sale of fragrance products to consumers at our Perfume.com website.  Our sports and recreation, travel, and global trade websites generate revenues through the sale of online advertising space to advertisers, derived by offering “pay per click” and display advertising on various websites in our portfolio.  Prior to November 12, 2007, we also sold travel services through our majority-owned subsidiary FrequentTraveller.com Inc.  This business has been terminated.

ECommerce Revenues

We currently generate almost all of our eCommerce revenues through product sales on Perfume.com.  We plan to continue to build Perfume.com eCommerce revenues by expanding to more efficient distribution and fulfillment channels, creating a more engaging consumer experience, and performing continued technical improvements to the websites.  We will also continue to explore other product-related revenue streams across our domain name portfolio.

Health and Beauty Products

Our Perfume.com website sells discounted brand name fragrances, including women’s perfume, men’s cologne, and designer hair care and skin care products direct to consumers in the US and select international markets.  Perfume.com sells 100% authentic products and provides customers with a satisfaction guarantee.  We are not dependent on any single supplier for the products that we sell.  The products are supplied by various wholesale suppliers located in the United States.

Our products are described in detail on our website.  The products are offered through an easily navigated website experience within a transaction secure environment accepting the usual modes of secure credit card payments, PayPal and Google Checkout.  Products can also be ordered using our toll-free telephone number.

By way of its intuitive domain name and through ongoing technical optimizations, Perfume.com consistently ranks highly in organic, unpaid search results across major search engines.  Organic search traffic delivers the majority of traffic and customers to Perfume.com.  The site also realizes traffic through direct navigation by visitors.  Finally, we acquire internet traffic through paid search, comparison shopping websites, and our robust email marketing efforts as well as through affiliate sales. We use affiliate relationships whereby we pay our affiliates sales commissions if they deliver traffic to Perfume.com that results in a successful sale.  Affiliates do not represent themselves as Perfume.com, and through a rigorously enforced policy, are not allowed to use our name.  Affiliates place our advertisements on their websites.  We pay these affiliates a commission when visitors to their sites click on our advertisements and make purchases on Perfume.com.

Advertising Revenues

Over time, we expect to generate significant revenues by selling advertising either directly to advertisers or in partnership with third party advertising networks.  During 2007 and early 2008, we had an arrangement with Overture Services, Inc. (“Overture”) pursuant to which we were paid a fee for referrals to sites with connections to Overture.  We terminated our relationship with Overture effective February 29, 2008, to give us more flexibility to deploy advertising across our websites.  Currently, many of our websites are part of Google AdSense's network of publishers which generates advertising revenues and monetizes our properties.  Google AdSense matches ads to our sites’ content and audiences, and depending on the type of ad, we earn revenues from clicks or impressions.  The relationship with Google is a non-exclusive agreement and as we develop our domain websites we may revisit direct relationships or other third party advertising networks.

Live Current Media Inc.
Form 10-K - 2008

Sports and Recreation

We currently host one sports-related website, Cricket.com.  Cricket.com is a community website for cricket fans.  The site includes cricket-related news, schedules of games played worldwide, scores, photos and an active fantasy cricket league.  Cricket.com generates revenue through paid advertisements on the website.

Travel

We currently host three travel websites; Brazil.com, Indonesia.com and Vietnam.com.  These sites seek to provide much of the information a traveler to these destinations might need.  Aside from information and access to flights and hotels, the sites provide basic facts about the countries (history, language, maps and facts), information on tourist attractions and major cities, weather, blogs from travelers and links to other sites about the destination.  We earn advertising revenues and affiliate commission revenues for the referred sales of hotels, flights and travel bookings from these websites.

As of December 31, 2006, we owned a 50.4% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002.  Through FT, we sold travel services to customers online and by telephone to destinations encompassed by our geographic domain names, pursuant to a domain lease agreement entered with FT dated May 1, 2005 (the “Domain Lease Agreement”).  FT’s travel sites were launched late in 2003 and conducted limited business in 2006 and 2007 as FT continued to develop its business.  FT had not become profitable throughout 2007 and was expected to operate at a loss for the year.  The business did not reach its goal for break-even sales of $150,000 per month.  Accordingly, effective on November 12, 2007, we unwound our relationship with FT via an Asset Purchase Agreement.  As part of this agreement the Domain Lease Agreement was cancelled for minimal consideration and all ties with FT were severed.  Intercompany debt of $265,000 was cancelled and the rights to use the domain names were returned to us.  We assumed no liabilities of FT going forward.

Global Trade

Importers.com is a trade website that connects businesses around the world by providing tools such as an email service and a searchable, online database which helps facilitate communication between buyers and sellers.  Businesses register on the website for free.  Once registered, buyers and distributors can access information about manufacturers and wholesalers and vice versa.  The information is grouped in product categories or may be found via a search bar included on the website.  As long as both parties are members, they may contact each other via e-mail.  The website also provides useful information concerning international trade-related issues such as customs clearance, transportation providers and trade development organizations.  We earn advertising revenues from this website.

Joint Ventures and Participations

We believe that joint ventures and partnerships are a viable and potentially attractive way to build profitability. Each partnership opportunity will be evaluated based on its prospects for long term value creation. These partnerships may take several forms including leasing, renting or co-investing to develop one or more of the websites. We expect to continue to seek additional opportunities utilizing our domain names; however, there can be no assurance that we will be able to locate such opportunities, or if located, we will be able to enter into arrangements with such entities.

On September 30, 2008 we announced that we entered into a letter of intent with Domain Strategies, Inc., an internet development and management company, to jointly establish a new company for the purpose of building, managing and monetizing our domain name www.karate.com.  As discussed below, we have also signed a Memorandum of Understanding with the Board of Control for Cricket in India and the DLF Indian Premier League for the purpose of becoming the exclusive online provider of content for these entities.

Sale and Lease of Domain Names

We own more than 800 domain names.  We believe that there is high value in building businesses around the domain names we own, however we recognize that there are opportunities whereby selling or leasing them may be more valuable than exploiting the ownership value of the names.  We also recognize that selling some non-core domain names is an effective way to raise funds in a non-dilutive manner.  Therefore, we actively marketed a few domain name assets for sale during late 2008 which resulted in one sale in December 2008 and two additional sales subsequent to our fiscal year end.  We continue to evaluate any offers received.  In the future, we may buy domain names to complement our existing businesses in the health and beauty, sports, travel and global trade categories. In 2007, there were no sales of domain name assets.

Live Current Media Inc.
Form 10-K - 2008

RECENT TRANSACTIONS

Auctomatic Merger

On March 25, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Communicate.com Delaware, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (Delaware”), Entity, Inc., a Delaware corporation, (“Auctomatic”), Harjeet Taggar, Kulveer Taggar and Patrick Collison, the founding members of Auctomatic (each a “Founder” and collectively, the “Founders”) and Harjeet Taggar as representative of the shareholders of Auctomatic (the “Stockholder Representative”).

Pursuant to the Merger Agreement, Auctomatic merged with and into Delaware with Delaware as the surviving corporation (the “Merger”).  The Merger closed on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $152,939 in certain assumed liabilities (the “Cash Consideration”) and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by $3.00 per share, the last price of a single share of the Company’s common stock as reported by the Over the Counter Bulletin Board on the business day immediately preceding the Closing Date) in exchange for all the issued and outstanding shares of Auctomatic.

The consideration was payable on the Closing Date as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities (the “Initial Cash”).  An additional 246,402 shares of the common stock were issued and shall be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversary of the Closing Date.  The remaining $800,000 of the total Cash Consideration (the “Distribution Cash”) shall be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock shall be distributed pro rata among the Auctomatic stockholders. The distribution of the remaining 413,604 shares (“the “Distribution Shares”) of the common stock payable on the first, second and third anniversary of the Closing Date (the “Distribution Date”) to the Auctomatic Founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  Subsequent to year end, one of the Founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversary will no longer be payable.  The remaining 275,736 shares of the common stock owing to the other Founders remain payable on the anniversary dates as noted above.  See also Note 6 and Note 10 to our financial statements.

At May 22, 2008, the present value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  At year end, the present value discount was accreted by $96,700, leaving a present value remaining at December 31, 2008 of $736,700.  Also at year end, $53,099 of cash owing at closing has yet to be paid to one of the Auctomatic shareholders.  As a result, at December 31, 2008, amounts payable to shareholders of Auctomatic totaled $789,799.

Global Cricket Venture

On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOUs grant the Company the exclusive right to provide the official websites for the BCCI and the IPL (the “Cricket Websites”).  The ten-year agreement outlined in the MOUs gives the Company the right to build, launch and operate the official online destinations for the BCCI and the IPL.  As consideration for the rights conveyed, the Company agreed to pay a minimum annual fee to the BCCI of the greater of 50% of all revenues generated from the Cricket Websites or an average payment of $3 million per year and a minimum annual fee to the IPL of the greater of 50% of all revenues generated from the website or an average payment of $2 million per year.  In addition to the annual fee, the Company agreed to pay a total of 5% of the revenues generated by the Cricket Websites to the BCCI and the IPL.  Revenues are defined as all revenues generated by the Cricket Websites with the exception of revenues earned from the sale of tickets to the matches.  The Company agreed that the minimum annual fee would be paid on a quarterly basis during the first 3 years of the term.  The payments, when made, may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.  The first payment to the BCCI of $625,000 was due on October 1, 2008, with additional payments of $625,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  The first payment to the IPL of $325,000 was due on October 1, 2008, with additional payments of $325,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  In the fourth quarter of 2008, the payments owed to the BCCI were renegotiated, although a formal amendment to the MOU has not been signed.  The parties agreed that the October 1, 2008 payment would be decreased by $500,000, to $125,000, and that the payment of $750,000 that was due to be made on October 1, 2009 would be eliminated entirely.  The amounts due to the IPL were not changed.  The parties are currently discussing possible changes to the timing of the payments, but no formal agreement has been reached.  The Company has not made any of the quarterly payments to date. Pursuant to the Original MOUs, which are binding, the parties agreed to negotiate and enter into definitive agreements with further terms and conditions.  No definitive agreements have yet been prepared, however, and the MOUs continue to govern the relationships of the parties in this business venture.

Live Current Media Inc.
Form 10-K - 2008

In conjunction with its agreement with the BCCI and the IPL, the Company signed an MOU (the “Venture MOU”) with Netlinkblue (“NLB”), the owner of the live streaming and mobile rights to the BCCI and IPL cricket matches.  Under the Venture MOU, the Company and NLB agreed to create a new company into which they would transfer all of their digital assets.  As contemplated by the Venture MOU, a company was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”).  Pursuant to the Venture MOU, the Company is entitled to a 40% equity interest in Global Cricket Venture.  However, on October 30, 2008, as part of the formation process, the Company, through its wholly-owned subsidiary LCM Cricket Ventures (described below) was issued 50.05% of the shares of Global Cricket Venture.  The Company utilized a third party broker to negotiate the Venture MOU and agreed to compensate the broker by way of an option over 6% of the shares of GCV from shares owned exclusively by LCM Cricket Ventures.  Assuming such option is formally granted, if and when such option is exercised, the third party has agreed to grant the Company all voting rights associated with the shares.  We anticipate that in the future the ownership interest will be realigned in accordance with the intent of the Venture MOU.  Pursuant to the Venture MOU, the parties agreed to negotiate and enter into definitive agreements with further terms and conditions.  To date, no definitive agreements have been prepared and, aside from forming Global Cricket Venture, the parties to the Venture MOU have not taken any of the other actions required by the Venture MOU, including assigning their rights to the digital assets to Global Cricket Venture.  Global Cricket Venture currently has nominal assets and operations.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”), through which its business activities relating to the Cricket Websites will be performed.  To date, LCM Cricket Ventures has nominal assets and limited operations.

The Company has incurred costs of approximately $1.47 million relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  These costs are related to, but are not limited to, expenditures for business development, product development, travel, consulting, and salaries.  The Company incurred no such costs during the 2007 fiscal year.  An additional $1 million owing in aggregate to the BCCI and IPL for the October 1, 2008 minimum payments under the initial MOUs have also been accrued and expensed in 2008, therefore, the total costs expensed for the year related to this venture are $2.47 million.

Currently, GCV has not yet obtained funding.  All $2.47 million in costs were expensed during the year ended December 31, 2008 due to uncertainty regarding reimbursement of these costs by GCV.

COMPETITIVE CONDITIONS

We compete with many companies in the B2B2C (business-to-business-to-consumer) market that possess greater financial resources and technical facilities than we have, which likely makes them more successful in attracting and retaining qualified personnel. In addition, while we hold title to a wide variety of generic domain names that may prove valuable, currently almost all of our revenues are earned through our Perfume.com website.  Many of our competitors, however, have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners.  Some of these competitors may also be more successful than we are because they have been in business longer than us and may have established more strategic partnerships and relationships than we have.  We do not represent a significant presence in the B2B2C market.

The fragrance eCommerce business is intensely competitive.  Perfume.com’s current and potential competitors include (a) eCommerce sites specializing in fragrance products, (b) other eCommerce sites offering a wide variety of products including fragrances, and (c) traditional brick and mortar retailers with a high degree of brand awareness among consumers that have expanded into online sales, including various department stores and specialty health and beauty stores.  We believe that the principal competitive factors in our Perfume.com business include price, selection, ease of website use, fast and reliable fulfillment, strong customer service and development of a trusted brand.  Many of our current competitors have greater resources, more customers, longer operating histories and greater brand recognition.  They may secure better terms from suppliers, have more efficient distribution capability, and devote more resources to technology, fulfillment and marketing.

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

Live Current Media Inc.
Form 10-K - 2008

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

On November 16, 2007, we filed a trademark application with the US Patent & Trademark Office (“USPTO”) for the mark "LIVE CURRENT".  A certificate of registration was issued on October 14, 2008 and the mark was assigned registration number 3,517,876.

On March 11, 2008, we filed a trademark application with the USPTO for the mark "DESTINATIONHUB".  A certificate of registration was issued on December 9, 2008 and the mark was assigned registration number 3,544,934.

We currently do not own any patents and we are not a party to any license or franchise agreements, concessions, or labor contracts arising from our intellectual property.

All of our online businesses and web sites are copyrighted upon loading. “Livecurrent.com” is a registered domain name of DHI.

While we will consider seeking further protections for our intellectual property, we may be unable to avail ourselves of protections under United States laws because, among other things, our domain names are generic and intuitive. Consequently, we will seek protection of our intellectual property only where we have determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to us.

EFFECT OF EXISTING GOVERNMENTAL REGULATION

Our business is subject to regulation at the federal, state and local levels.  To date, we have not found it burdensome to comply with regulatory requirements.  The enactment of new adverse regulation or regulatory requirements, however, may have a negative impact upon us and our business.

Licensing

Currently, other than business and operations licenses applicable to most commercial ventures, we are not required to obtain any governmental approval for our business operations.  There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements to which we will be subject.  Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on our business.

Privacy Legislation and Regulations

Entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company subject to the provisions of the Act.  This may increase the cost of doing business which may, in turn, may reduce our revenues. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the internet and reduce potential revenue sources. We may also be impacted by the USA Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the internet and the attractiveness of our inventory of domain names.

Advertising Regulations

In response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited internet advertisements. The cumulative effect of these laws may be to limit the attractiveness of effecting sales on the internet, thus reducing the value of our inventory of domain names.

Taxation

Currently, the sale of goods and services on the internet is not subject to a uniform system of taxation.  A number of states, as well as the federal government, have considered enacting legislation that would subject internet transactions to sales, use or other taxes.  Because there are a variety of jurisdictions considering such actions, any attempt to tax internet transactions could create uncertainty in the ability of internet-based companies to comply with varying, and potentially contradictory, requirements.  We cannot predict whether any of the presently proposed schemes will be adopted, or the effect any of them would have on our operations.

Live Current Media Inc.
Form 10-K - 2008

EMPLOYEES

We presently employ 22 full-time and 2 part-time employees, as well as 3 consultants.

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Annual Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  The current global economic downturn amplifies many of these risks.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Relating to Our Business

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss of $10,006,456 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  At this date, we had a working capital deficiency of $3,164,157, as compared to positive working capital of $5,930,413 at December 31, 2007.  At December 31, 2008 we had an accumulated deficit of $12,532,134, as compared to an accumulated deficit of $2,525,678 at December 31, 2007.  Stockholders equity was $2,255,601 at December 31, 2008, as compared to stockholders equity of $7,675,753 at December 31, 2007.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable, including our commitments for the Global Cricket Venture as disclosed in Note 5 of our consolidated financial statements.  The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

THE EFFECTS OF THE RECENT ECONOMIC DOWNTURN MAY IMPACT OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.  WE ARE NOT CERTAIN WHEN THIS DOWNTURN WILL END.

The recent economic downturn has caused disruptions and extreme volatility in global financial markets, has increased rates of default and bankruptcy, and has impacted consumer and business spending.  These developments may negatively affect our business, operating results, or financial condition in a number of ways.  For example, the downturn in consumer spending, especially in the United States, may result in decreased sales of our Health and Beauty products, since most of these products are not necessities but are purchased with discretionary funds.  Furthermore, the tightening credit market may make it impossible for us to obtain financing if it is required.  We are not sure when this economic downturn will end.

WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI.  We may not be able to prevent third parties from acquiring domain names that are confusingly similar to our domain names, which could adversely affect our business.  Governmental agencies and their designees generally regulate the acquisition and maintenance of internet addresses.  However, the regulation of internet addresses in the United States and in foreign countries is subject to change.  As a result, we may not be able to acquire or maintain relevant internet addresses in all countries where we conduct business.  All of our online businesses and web sites are copyrighted upon loading. “Livecurrent.com” is a registered domain name of DHI.  While we will consider seeking further protection for our intellectual property, we may be unable to avail ourselves of protection under United States laws because, among other things, our domain names are generic and intuitive. Consequently, we will seek protection of our intellectual property only where we determine that the cost of obtaining protection and the scope of protection provided result in a meaningful benefit to us.

Live Current Media Inc.
Form 10-K - 2008

WE MAY BE UNABLE TO MAKE THE PAYMENTS REQUIRED UNDER OUR MEMORANDUM OF UNDERSTANDING WITH THE BCCI OR THE IPL.  IN THAT CASE, WE MAY HAVE TO FORFEIT SOME OR ALL OF OUR RIGHTS UNDER THE MEMORANDUM OF UNDERSTANDING AND WE MAY BE LIABLE FOR DAMAGES TO THE BCCI OR THE IPL.

On or about October 1, 2008, the Company was scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture Memorandum of Understanding (“MOU”).  Although no formal amendment to the MOU has been executed, the parties have agreed to decrease the amount owing to the BCCI to $125,000, and to eliminate entirely the payment of $750,000 that will be due to the BCCI on October 1, 2009.  The payments due to the BCCI and the IPL for the October 1, 2008 commitment, although negotiated to a lesser amount, have not been made to date, nor have we made other payments required by the MOUs.  The parties are currently discussing possible changes to the timing of the payments, however no formal agreement has been reached.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

If at any time we are unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, we may have to forfeit some or all of our rights to the cricket-related digital content and may be exposed to potential liability for defaulting on our payment.  We cannot determine at this time the actual value of such rights, only that the loss of such rights would impact negatively upon the potential revenues from the Global Cricket Venture.  In addition, if we are unable to make the required payments, we face potential claims for breach of contract, lack of performance and other damages which other parties to the MOU may seek to recover.  We do not concede that such claims would be enforceable or result in a recovery against us.  If these events were to occur, such events would have a negative effect on our overall anticipated results of operations and performance.

OUR EXPANSION INTO NEW GEOGRAPHIC AREAS AND INTERNATIONAL OPERATIONS IN CONNECTION WITH OUR CRICKET BUSINESS CREATES ADDITIONAL RISKS WHICH COULD HARM OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

By virtue of the MOUs we have entered with NLB, the BCCI and the IPL, our cricket business is expanding into new geographic areas where our partners and the cricket leagues are located, such as Dubai, South Africa, India, and the UK.  We have limited experience with operations outside North America, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	local economic conditions;

•	geopolitical events, including war and terrorism;

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	longer payment cycles in some countries;

•	uncertainty regarding liability for services and content;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	higher costs associated with doing business internationally;

•	different employee/employer relationships and the existence of workers’ councils and labor unions.

Our cricket business is centered in an area of the world that has recently experienced significant geopolitical events, including the November 2008 terrorist attacks in Mumbai, India and the February 2009 attacks against the Sri Lankan cricket team in Pakistan.  These events have adversely affected our cricket business.  For example, the Champions League cricket tournament was cancelled following the terrorist attacks in Mumbai, which resulted in lost revenue generating opportunities in December 2008.  In addition, on March 24, 2009, the IPL announced that its second season will be relocated from India to South Africa.  Future geopolitical activity may negatively impact our business prospects and affect our ability to maximize revenues and profits.

Live Current Media Inc.
Form 10-K - 2008

WE COMPETE WITH COMPANIES POSSESSING SUBSTANTIALLY GREATER RESOURCES WHICH MAY ADVERSELY AFFECT OUR ABILITY TO ATTRACT QUALIFIED PERSONNEL OR TO GROW OUR BUSINESS.

We compete with many companies in the B2B2C (business-to-business-to-consumer) market that possess greater financial resources and technical facilities than we have, which likely makes them more successful in attracting and retaining qualified personnel.  In addition, while we hold title to a wide variety of generic names that may prove valuable, currently almost all of our revenues are earned through our Perfume.com website.  Many of our competitors, however, have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners.  Some of these competitors may also be more successful than we are because they have been in business longer than us and may have established more strategic partnerships and relationships than we have.  We do not represent a significant presence in the B2B2C market.

OUR PERFUME.COM ECOMMERCE BUSINESS FACES SIGNIFICANT COMPETITION.

The fragrance eCommerce business is extremely competitive.  The internet facilitates competitive entry and comparison shopping and renders eCommerce inherently more competitive than other retail.  Perfume.com has many current and potential competitors including specialized online fragrance retailers, other eCommerce retailers selling a wide variety of products including fragrances, and traditional brick and mortar retailers with a high degree of brand awareness among consumers that have expanded into online sales such as department stores and specialty health and beauty stores.  Many of our current competitors have greater resources, more customers, longer operating histories and greater brand recognition.  They may secure better terms from suppliers, have more efficient distribution capability, and devote more resources to technology, fulfillment and marketing.  Increased competition may reduce our sales and profits.

NEW ROOT DOMAIN NAMES MAY HAVE THE EFFECT OF ALLOWING THE ENTRANCE OF NEW COMPETITORS AT LIMITED COST, WHICH MAY REDUCE THE VALUE OF OUR DOMAIN NAME ASSETS.

The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction of, additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of our domain name assets. We do not presently intend to acquire domain names using newly authorized root domain names to match our existing domain names, although we have certain .cn (China) root domain names to complement our growth strategy. ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by us.

FAILURE TO MANAGE GROWTH EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by our domain name assets.  The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business.  Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.  We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

THE LOSS OF CERTAIN KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITON.

Our performance is substantially dependent upon the services of our executive officers and other key employees, as well as on our ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the ownership, development, and management of websites and internet domain names.  The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Hampson, our Chief Executive Officer and Chairman, Mr. Melville, our President and Chief Corporate Development Officer, and Chantal Iorio, our Vice President Finance, would be detrimental.  We have employment agreements with Mr. Hampson, Mr. Melville and Ms. Iorio that provide for their continued service to us until June 1, 2012, January 1, 2013 and January 7, 2013 respectively.

Live Current Media Inc.
Form 10-K - 2008

WE MAY BE UNABLE TO REALIZE VALUE FROM THE ACQUISITIONS WE HAVE MADE OR OTHERS WHICH WE MAY POSSIBLY UNDERTAKE WHICH COULD INCREASE OUR COSTS OR LIABILITIES OR BE DISRUPTIVE.  SUCH ACQUISITIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We entered into an Agreement and Plan of Merger to acquire Entity, Inc. (known as “Auctomatic”) for the primary purpose of employing its founders who we believe will enable us to execute on our strategy of building successful websites in various commerce segments.  Other than that acquisition, we do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material operations but we will consider acquisitions in the future.  We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  We may not be able to successfully integrate the work of the Auctomatic development team into our existing personnel groups over time.  If we do identify other appropriate acquisition candidates, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.  Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not realize expected cost efficiencies or synergies.  In addition, we may need to record write-downs from future impairments of intangible assets or goodwill, which could reduce our future reported earnings.  If any such acquisition occurs, there can be no assurance as to the effect thereof on our business, results of operations, and financial condition.

WE ANTICIPATE RAISING ADDITIONAL CAPITAL IN THE FUTURE AND FAILURE TO RAISE SUFFICIENT CAPITAL WILL LIMIT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We will be required to raise additional funds for operations in 2009 and intend to do so primarily through the sales or leases of a few of our non-core domain names.  It is possible that if we are unable to raise adequate funds from the sale of these domain names, we would have to raise additional funds through public or private financing, strategic relationships or other arrangements to carry out our business strategy and seize opportunities to make business acquisitions. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR SHAREHOLDERS HAVE SIGNIFICANT SHAREHOLDINGS, WHICH MAY LEAD TO CONFLICTS WITH OTHER SHAREHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

Our current directors, officers and more than 5% shareholders, as a group, beneficially own approximately 21.7% of our outstanding common stock. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors and mergers or other business combinations.

WE MAY BE SUBJECT TO RECENTLY ENACTED PRIVACY LEGISLATION AND REGULATION WHICH COULD REDUCE OUR POTENTIAL REVENUES AND PROFITABILITY.

Entities engaged in operations over the internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation.  In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions.  While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act, which may, in turn, increase the cost of doing business and reduce our revenues.  Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the internet and reduce potential revenue sources.  We may also be impacted by the USA Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA.  These laws may further impact the cost of doing business on the internet.

Live Current Media Inc.
Form 10-K - 2008

ANY ATTEMPT OF FEDERAL OR STATE GOVERNMENT TO TAX INTERNET TRANSACTIONS COULD CREATE UNCERTAINTY IN OUR ABILITY TO COMPLY WITH VARYING, AND POTENTIALLY CONTRADICTORY, REQUIREMENTS WHICH COULD NEGATIVELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

Currently, the sale of goods and services on the internet is not subject to a uniform system of taxation.  A number of states, as well as the federal government, have considered enacting legislation that would subject internet transactions to sales, use or other taxes.  Because there are a variety of jurisdictions considering such actions, any attempt to tax internet transactions could create uncertainty in the ability of internet-based companies to comply with varying, and potentially contradictory, requirements.  We cannot predict whether any of the presently proposed schemes will be adopted.  We cannot predict the effect, if any, that the adoption of such proposed schemes would have on our business with certainty; however, they are likely to have a negative impact on our business, results of operations or financial condition.

LAWS MAY BE ADOPTED IN THE FUTURE REGULATING COMMUNICATIONS AND COMMERCE ON THE INTERNET WHICH COULD HAVE A NEGATIVE IMPACT UPON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

There are currently few laws or regulations that specifically regulate communications, access to, or commerce on the internet.  Governing bodies have, and may continue to, adopt laws and regulations in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services offered over the Internet.  For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the internet.  Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the internet.  Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the internet.  Any new laws or regulations relating to the internet or any new interpretations of existing laws could have a negative impact on our business and add additional costs to doing business on the internet.  Currently we have no significant expenses associated with legal or regulatory compliance.

WE MAY BE EXPOSED TO LIABILITY FOR INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHER COMPANIES WHICH COULD RESULT IN SUBSTANIAL COSTS TO US IN THE DEFENSE OF PATENT, COPYRIGHT OR TRADEMARK INFRINGEMENT SUITS.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others.  Although we have conducted searches and are not aware of any patents, trademarks or copyrights upon which our domain names or their use might infringe, and the majority of our portfolio of domain names is generic in nature, we cannot be certain that infringement has not or will not occur.  We could incur substantial costs, in addition to the great amount of time lost, in defending any patent, copyright or trademark infringement suits or in asserting any patent, copyright or trademark rights, in a suit with another party.

Risks Relating to Ownership of Our Securities

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK”. THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF THE COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE THE TRANSACTION COSTS TO SELL THOSE SHARES.

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

Live Current Media Inc.
Form 10-K - 2008

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

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

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

Live Current Media Inc.
Form 10-K - 2008

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

Item 1B.                  Unresolved Staff Comments

As a smaller reporting company, we are not required to provide this information.

Item 2.                     Properties

Our principal office is located at #645-375 Water Street, Vancouver, British Columbia V6B5C6, Canada.  We lease this office space, which consists of approximately 5,400 square feet.  The lease has a term of 5 years, beginning on October 1, 2007 and ending on September 30, 2012.  Pursuant to the terms of the lease agreement, we have committed to basic rent costs for the remaining 4 fiscal years commencing January 1, 2009 as follows: (a) year 1 - $116,188; (b) year 2 - $121,531; (c) year 3 - $126,873; (d) year 4 (which will be comprised of nine months only) - $98,159.  We are also responsible for common area costs which are currently estimated to be equal to approximately 43% of basic rent.  We also leased an office at the Pacific NorthWest Trade Center, 800 Fifth Avenue, Suite 4100, Seattle, WA 98104 for a nominal amount per month, however we are changing locations in April of 2009.  Our new office address will be 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, WA 98168.

Item 3.                      Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.

In December 1999, DHI commenced a lawsuit in the Supreme Court of British Columbia (No. C996417) against Paul Green for breach of fiduciary duty for wrongfully attempting to appropriate DHI’s business opportunities.  Mr. Green was the former chief executive officer of DHI. DHI is seeking an undetermined amount of damages and a declaration that it had just cause to terminate Paul Green as the chief executive officer in or about June 1999. No decision has been rendered in this case and DHI cannot predict whether it will prevail, and if it does, what the terms of any judgment may be.

On March 9, 2000, Paul Green commenced a separate action in the Supreme Court of British Columbia (No. S001317) against DHI. In that action, Paul Green claimed wrongful dismissal and breach of contract on the part of DHI. Paul Green is seeking an undetermined amount of damages and, among other things, an order of specific performance for the issuance of a number of shares in the capital of DHI equal to 18.9% or more of the outstanding shares of DHI. On June 1, 2000, DHI filed a statement of defense and counterclaim. Management intends to defend this action vigorously.

Live Current Media Inc.
Form 10-K - 2008

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.001 par value per share, has been quoted on the OTC Bulletin Board under the symbol “LIVC” since August 4, 2008 (formerly trading under the symbol “CMNN”).  The following table sets forth, for each fiscal quarter for the past two years, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board.  The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2008 September 30, 2008 June 30, 2008 March 31, 2008 December 31, 2007 September 30, 2007 June 30, 2007 March 31, 2007	$1.34 $2.81 $3.10 $3.47 $2.05 $2.65 $2.10 $1.48	$0.25 $1.25 $2.26 $2.37 $2.03 $1.60 $1.01 $0.90	OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board OTC Bulletin Board

Holders of Record

We have approximately 74 record holders of our common stock as of March 20, 2009 according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

Dividends

We have never declared nor paid any cash dividends on our common stock and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination regarding the payment of cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Securities Authorized for Issuance under Equity Compensation Plans

On August 21, 2007, our Board of Directors adopted the Live Current Media Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the Plan include our employees, officers, directors, consultants, independent contractors, and advisors, and those of our subsidiaries.

Live Current Media Inc.
Form 10-K - 2008

The table below illustrates, as of December 31, 2008, the number of shares of common stock to be issued upon the exercise of options granted from the Plan, the weighted average exercise price of the outstanding options and the number of securities remaining available in the Plan for future issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,797,500	$2.29	202,500
Equity compensation plans not approved by security holders	--	--	--
Total	4,797,500	$2.29	202,500

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the plan may not be exercised after 10 years from the date the option is granted. A total of 5,000,000 shares of common stock were reserved for awards granted under the Plan.

Options granted under the Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees and employees of our subsidiaries (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of a share of our common stock on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of a share of our common stock on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of our common stock on the date of grant in the case of individual owning 10% or more of our common stock. Neither incentive stock options nor non-qualified stock options may have a term exceeding 10 years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed 5 years. We are required to obtain shareholder approval of the Plan before the options granted can qualify for incentive stock option treatment under U.S. tax laws.  We obtained shareholder approval of the Plan on May 27, 2008.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2008, we sold or issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  Except as stated below, there were no underwriting discounts or commissions payable with respect to any of the following transactions.

During November 2008, we accepted subscriptions from 11 accredited investors pursuant to which we issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  We raised gross proceeds of $1,057,775 (the “Offering”).  The private placement closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the private placement.  We are required to use our reasonable best efforts to file an S-1 Registration Statement with the SEC to register for resale the common stock and the common stock underlying the warrants.  The offer and sale of the securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities is restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b); and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

Live Current Media Inc.
Form 10-K - 2008

On December 16, 2008, we issued 33,000 shares of common stock to an investor relations firm, Alliance Advisors LLC, in payment of services that had been rendered to the Company having a value of $16,500.   The offer and sale of the securities were exempt from the registration requirements of the Securities Act in accordance with Section 4(2).  The offer and sale was not effected through any general solicitation or general advertising and the offeree was an accredited investor.

In October, November and December 2008, we issued 45,000 shares to an investor relations firm, Lexington Advisors LLC, which provided investor relations services to the Company. These shares had a value of $39,000 and were issued as partial consideration for services rendered during the quarter. The offer and sale of the securities were exempt from the registration requirements of the Securities Act in accordance with Section 4(2).  The offer and sale was not effected through any general solicitation or general advertising and the offeree was an accredited investor.

Item 6.                       Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to our consolidated financial statements included elsewhere in this report.

Overview

We build consumer internet experiences around our large portfolio of domain names.  We have developed content or commerce experiences across our core domain names.  In addition, we own hundreds of non-core domain names that we may choose to develop, lease or sell in the future to raise funds in a non-dilutive manner.  We generate revenues from this portfolio in two different ways; through the online sales of products (eCommerce) and through the sale of advertising.  Almost all of our revenues earned in 2008 were generated from our main Health and Beauty website, Perfume.com.  Through this website, we sell discount, brand name fragrances, skin care, and hair care products directly to consumers.  We also generate revenues by selling online advertising space to advertisers or in partnership with third party advertising networks.  However, in 2008, advertising accounted for less than 1% of total revenues.

In 2008, we began shipping our Perfume.com products to selected international markets.  Until then, we shipped only to delivery addresses located in the United States.  However, sales of products shipped to non-U.S. locations remain immaterial for the 2008 fiscal year and therefore are not disclosed separately.

The recent downturn in the global economy has significantly impacted the U.S. economy and consumer confidence.  It remains a challenge for all retailers, including online retailers, to achieve sales growth with adequate gross margins.  As a result of our dependence on the U.S. marketplace for sales, it is likely that the current recession will cause a negative impact to our results for at least the short-term.

We have also experienced significant challenges in raising capital through debt or share issuances.  Financing opportunities have become more expensive and difficult to find.  The steep decrease in our share price would cause any large financing through share issuance to significantly dilute our current shareholdings.  As a result, management has decided to actively pursue the sale of some non-core domain names to raise much needed funds in order to avoid such dilution.  We sold one domain name at the 2008 fiscal year end for CDN$500,000, and subsequent to year end we sold an additional two domain names for USD$1.65 million.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2009.

In 2008, we had a significant net loss and significant cash outflows.  As noted above, in late 2008 and early 2009, we instituted cost-cutting measures to better position our business in the coming years.  Some of these measures included layoffs of staff, including our former President and COO, and the termination of consulting and investor relations contracts.  In addition, our CEO has agreed to defer all of his salary indefinitely.

Live Current Media Inc.
Form 10-K - 2008

Annual Financial Data

The following selected financial data was derived from the Company’s audited consolidated financial statements as filed in this report. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
(Expressed in U.S. dollars)

	2008	2007

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Miscellaneous income	-	35,810
Total Sales	9,364,833	9,063,329

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,041,856

EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs	58,640	-
Corporate general and administrative	2,537,422	686,921
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	4,746,255	1,981,051
Corporate marketing	42,399	-
ECommerce marketing	766,393	817,101
Other expenses	708,804	637,730
Total Expenses	9,681,034	4,456,184

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(8,000,013)	(2,414,328)
		-
Global Cricket Venture expenses	(2,476,255)	-
Gain from sales and sales-type lease of domain names	498,829	-
Accretion expense	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.	-	276,805
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(10,006,456)	$(2,017,949)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

Live Current Media Inc.
Form 10-K - 2008

Results of Operations

Sales and Costs of Sales

Combined gross sales totalled $9,364,833 for the year ended December 31, 2008 as compared to $9,063,329 during the year ended December 31, 2007, a 3.3% overall increase.  The 2007 total included $480,591 in sales related to the operations of FT, which we disposed of in November 2007.  Without these revenues, 2007 total revenues were $8,582,738 and our combined gross sales in 2008 actually grew by over 9.1%.  Health and Beauty eCommerce product sales represented 99.0% of total revenues in 2008, compared to 94.3% of total revenues in 2007.

During the year ended December 31, 2008, costs of sales overall increased to $7,683,812 as compared to costs of sales of $7,021,473 for the year ended December 31, 2007.  The amounts incurred during the 2007 fiscal year included $506,588 of costs of sales relating to FT’s operations, therefore total costs of sales incurred during the 2007 fiscal year without this amount were $6,514,885.  This resulted in an increase in costs of sales of 17.9% which is directly attributable to an increase in costs of sales with respect to the growth of our eCommerce business as discussed below.

For the 2008 fiscal year, gross margin was 18.0% compared to an overall gross margin of 22.5% in 2007.  These decreases are due to a material decrease in online advertising revenues which have very high gross margins, as well as an increase in our efforts to generate significant sales growth by providing more aggressive discounts, coupons and promotions such as free shipping to customers.

Total revenues in Q4 of 2008 of $3,622,036 dropped by 7.8% due to a large decrease in our advertising revenues and miscellaneous income in this quarter compared to Q4 of 2007, without amounts relating to FT’s operations.  Overall, Health and Beauty eCommerce product sales represented 99.5% of total revenues in Q4 of 2008, compared to 94.4% of total revenues in Q4 of 2007.

Costs of sales were $3,012,434 in Q4 of 2008 compared to $3,087,927 in Q4 of 2007, a decrease of 2.4% without costs of sales relating to FT’s operations.  This decrease in costs of sales was primarily due to the slight decrease in sales in the quarter in our eCommerce business, as well as the inclusion of inventory on our balance sheet at the end of the fiscal year to reflect inventories in transit, which had been immaterial at the end of the 2007 fiscal year.  Overall gross margin in Q4 of 2008 was 16.8% compared to a gross margin of 20.6% during Q4 of 2007, without taking into account the results from FT’s operations.

Health and Beauty (H&B) eCommerce Sales

Our Health and Beauty eCommerce sales result from the sale of fragrances, designer skin care and hair care products to customers at Perfume.com and Body.com.  ECommerce monetization of Body.com ended in early 2008.  Perfume.com accounted for nearly all of our eCommerce sales in 2007 and 2008 and we expect that this will continue in the short term.

The second half of 2008 presented great challenges for all retailers including eCommerce, due to the worldwide economic downturn.  Despite these challenges, we were able to achieve significant revenue growth in our H&B eCommerce business compared to 2007.  In addition to the decrease in overall demand, the holiday shopping season was compressed in 2008.  This season begins around the U.S. Thanksgiving holiday, which was later in 2008 than in 2007, resulting in 5 fewer holiday shopping days.  We believe that the continued increases in sales we have experienced in each quarter demonstrate the strong potential of this business segment.  There is no certainty, however, that such results can be continued into the foreseeable future.  Moreover, it is possible that due to the continued decline in economic conditions, there may be a further decrease in consumer spending on discretionary items.  Such a decrease will likely adversely affect the revenues from Perfume.com over the short-term.  All figures below exclude any results from Frequent Traveler’s operations during the 2007 fiscal year.

In a press release dated January 2, 2009, ComScore, Inc., a marketing research company that measures use of the Internet, indicated that eCommerce sales declined during the 2008 holiday season as compared to the 2007 holiday season, defined as November 1st to December 24th of each year.  According to their research, online sales of "flowers, greetings and gifts", a category we believe comparable to Perfume.com’s business, declined by 7% over last year's holiday season.

In contrast to the performance of online sales trends as measured by ComScore Inc., we were able to maintain strong sales during the holiday season, resulting in relatively flat eCommerce sales from Perfume.com in Q4 of 2008 compared to Q4 of 2007.

In Q4 of 2008, the combined H&B retail sites generated sales of $3,604,003 compared to $3,705,635 in Q4 of 2007, a decrease of 2.7% year over year.  This resulted in average sales of approximately $39,174 per day in Q4 of 2008 compared to $40,279 per day in Q4 of 2007.  Cost of purchases and shipping totalled $3,012,606 in Q4 of 2008 compared to $3,085,334 in Q4 of 2007.  This produced a gross margin of $591,397 or 16.4% in Q4 of 2008 compared to $620,301 or 16.7% in Q4 of 2007.  H&B eCommerce sales in Q4 accounted for 38.9% of total 2008 annual eCommerce sales compared to 45.8% of total 2007 annual eCommerce sales.

Live Current Media Inc.
Form 10-K - 2008

During the fiscal year ended December 31, 2008, the combined H&B retail sites generated sales of $9,271,237 compared to $8,092,707 in 2007, or an average of $25,331 per day in 2008 compared to $22,172 per day in 2007.  Costs of purchases and shipping in 2008 totalled $7,683,432 compared to $6,512,292 in 2007, resulting in gross margin of $1,587,805 or 17.1% in 2008 compared to $1,580,415 or 19.5% in 2007.

Comparable annual sales have increased by 14.6% while gross margins have decreased to 17.1% from 19.5%.  This decrease in gross margin in 2008 was attributed to a significant rise in oil prices leading to increased shipping costs, as well as product discounting and free shipping promotions in 2008 to drive customer and revenue growth due to increasingly competitive market conditions.  We continue to monitor our overall product offerings, discounts and promotions to increase, or at least maintain, these profit margins into 2009.  While we plan to increase or maintain this profit margin, there is no certainty that such result can be achieved and sustained throughout the year or continue into the foreseeable future.  We also intend to explore opportunities to introduce and implement a more robust supply chain capability which, if realized, should increase gross margins by the end of 2010.

Other eCommerce Sales

In Q1 of 2008, we ceased offering goods or services for sale on any of our websites other than Perfume.com and undertook to re-evaluate the business models around which these websites were built.  As a result, these websites generated no revenue after the first quarter of the 2008 fiscal year.  For the first half of 2009 we will continue to allocate our resources to the development of Perfume.com.

Not including the revenue earned from Perfume.com or from the operations of Frequent Traveler, during the 2008 fiscal year our eCommerce retail sites generated sales of $455 compared to $4,608 in 2007.  Costs of sales in the 2008 fiscal year totaled $380 compared to $2,593 in 2007, resulting in gross margin of $75 or 16.5% in 2008 compared to $2,015 or 43.7% in 2007.

Annual results for the 2007 fiscal year included eCommerce service sales earned through our former subsidiary FT of $480,591 and costs of sales of $506,588, resulting in a negative gross margin of 5.4%.  Effective November 12, 2007, we terminated our relationship with FT.  Up to the termination date in Q4 of 2007, FT‘s operations generated sales of $18,317 and costs of sales of $102,505.  This resulted in a negative gross margin in the period of $84,188 or negative 460%.  During 2007, there was no requirement to record any non-controlling interest in the share of the loss in FT.

Advertising

In Q4 of 2008, we generated advertising revenues of $18,033 compared to $180,956 in Q4 of 2007, a decrease of 90.0%.  We terminated our primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues have decreased every quarter as a result.  In Q4 of 2008, advertising accounted for less than 1% of total revenues.  This is similar to every other quarter in 2008.  However in Q4 of 2008, advertising revenues accounted for 4.7% of total revenues, excluding the results from FT’s operations.  Advertising revenues are expected to continue to account for a small percentage of total revenues in 2009 as we investigate new monetization strategies and realign our opportunities to increase advertising options available on our domain properties.

Overall, during the 2008 fiscal year, advertising revenues of $93,141 were generated compared to $449,613 in 2007, a decrease of 79.3%.  Advertising revenue had improved in 2007 primarily due to management’s decisions to focus on search engine optimization, restructure existing relationships and pursue new relationships with advertising vendors, and redesign the main operating websites to increase their visibility.  However, as a result of the high costs required to maximize the monetization of our domain names, advertising revenues dropped in 2008.  Management is now pursuing new opportunities to earn additional advertising revenues, and expect these revenues to increase to approximately 3% of total revenues in the short term.

Domain Name Leases and Sales

In 2008, we entered into one agreement for a sales-type lease of one of our domain names for CDN$200,000 and one agreement for an outright sale of another domain name for CDN$500,000.  The net gain on the disposal of these two domain names was USD$498,829 as disclosed in the consolidated financial statements.  In 2007, there were no sales or leases of any domain names.

We have announced our intention to sell six of our non-core but highly valuable dot.com domain names from our portfolio in order to provide additional working capital in a non-dilutive manner.  We engaged the services of brokers to assist us with sales of our domain names.  As a result of actively marketing some of our non-core domain name assets for sale, we successfully sold one domain name in December 2008, as well as two additional domain names subsequent to the 2008 fiscal year end.  We continue to evaluate any interest we receive from domain name buyers, and continue to consider acquiring certain other domain names that would complement either our advertising or eCommerce businesses.

Live Current Media Inc.
Form 10-K - 2008

General and Administrative (G&A) Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.

Overall, during 2008, G&A expenses of $3,105,402, or 33.2% of total revenues, were incurred compared to $991,133, or 11.5% of total revenues, in 2007, an increase of 213.3%.  This total includes corporate and eCommerce related general and administrative costs.  We expect these expenses to decrease as a percentage of revenue in 2009 as the eCommerce business grows and as a result of our cost cutting measures.

Corporate general and administrative expenses of $2,537,422 have increased over the 2007 expenses of $686,921 by $1,850,501, or over 269%.  This was primarily due to expenses incurred for investor relations services of approximately $347,000 in cash and common stock valued at approximately $366,000, costs of $381,143 related to our M&A activities that were expensed during the year, and $283,414 in increased rent and overhead due to our new offices, increased telecommunications for new staff and website related hosting costs, and increased travel and office expenses due to increased growth and strategic initiatives.  The remainder of the increase in corporate general and administrative expenses was due to increases in legal fees of $267,160 and audit and accounting fees of $164,246 due to increased corporate activity and SEC filings, as well as the purchase of additional insurance policies and increased premium costs which combined was $40,165.  In total, these expenses accounted for 27.1% of total revenues in 2008 and 8.0% of total revenues in 2007.  We are implementing strategies in 2009 to decrease corporate G&A costs as a percentage of revenue in the future, however there is no certainty that our attempts will be successful.

As disclosed in Item V, we anticipate that we may incur additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission for companies listed on the OTC Bulletin Board with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs of $567,980 have increased over the 2007 expense of $304,212 by $263,768, or 86.7%.  This was primarily a result of human resources costs of approximately $105,271 relating to our Perfume.com team which have been eliminated for 2009.  In 2008, there were also increased travel expenses of $57,202, internet traffic and telecommunication charges of $18,814, IT consulting of $54,337 as well as $21,704 in increased merchant fees generated on increased sales.  These expenses represented 6.1% of eCommerce sales in 2008 compared to 3.8% of eCommerce sales in 2007.  We believe that these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales and our continued focus on growing the eCommerce business throughout 2009.  We expect to maintain eCommerce general and administrative costs below 10% of eCommerce sales.

Management Fees and Employee Salaries

In 2008, we incurred $4,746,255 in management fees and staff salaries compared to $1,981,051 in 2007.  However, these amounts include items such as stock based compensation expense of $2,111,354 in 2008 and $428,028 in 2007, and bonuses accrued but unpaid of $235,650 in 2008 and $241,290 in 2007.  Excluding these amounts, normalized management fees were $2,399,251 in 2008, representing an increase of 82.9% over normalized management fees of $1,311,733 in 2007.  The addition of a new executive management team in late 2007 and early 2008, acquiring new senior employees through the Auctomatic merger, an expansion of the IT department, and the use of various consultants in our eCommerce business to help scale revenues, all contributed to a larger expense in 2008.  Normalized management fees and salaries represented 25.6% of total revenues in 2008 and 15.3% in 2007.  Subsequent to the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were laid off, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  We anticipate maintaining salary expense at approximately 20% of revenues.

Executive compensation in 2008 of $3,354,064 (2007 of $1,452,611) accounted for 70.7% (2007 – 73.0%) of the total management fees and employee salary expense.  Excluding executive compensation, employee salaries increased by 163% due to the addition of personnel resources in both the H&B business and administrative support.

Live Current Media Inc.
Form 10-K - 2008

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that result in a successful sale.  In the year ended December 31, 2008, total marketing expenses were $808,792, or 8.6% of total revenues, compared to $817,101, or 9.5% of total revenues, in 2007, a 1.0% decrease year over year.

Expenses related to corporate activity, which we classify as corporate marketing expenditures totalled $42,399 for 2008.  These expenses consisted entirely of costs related to public relations.  There were no such costs in 2007.

ECommerce marketing expenses relate entirely to advertising costs incurred in our eCommerce business, particularly email advertising, search engine marketing, and affiliate marketing programs.  In 2008, eCommerce marketing expenses of $766,393 decreased by 6.2% compared to $817,101 in 2007.  These expenses decreased steadily during 2008 due to management’s decision to move key marketing efforts in-house, thereby eliminating agency expenses, as well as to take steps to increase the effectiveness of our search engine and email marketing campaigns for Perfume.com.  We believe that customer acquisition is the key to accelerated growth, and deploying direct, measurable marketing vehicles like search, email, and affiliate marketing account for the largest part of these marketing expenditures.

In 2008 eCommerce marketing expenses were 8.3% of eCommerce sales, compared to 10.1% of eCommerce sales in 2007.  This was largely due to expenses related to television advertising and internet search positioning during the 2007 holiday season, which we did not incur in 2008.

Organic search rankings for Perfume.com currently perform adequately.  However, we believe when these results are complemented with targeted, paid keyword advertising at opportune times, it brings additional traffic to Perfume.com.  We believe that the more strategic and measurable advertising expenditures implemented during the year were a contributing factor to increased revenues in 2008.

Marketing costs coincide with revenue growth and are expected to be in the range of 10% of gross product revenue. We have been able to maintain marketing costs below 10% of revenues while aggressively marketing our products and services.

Other Expenses

In 2008, we incurred various restructuring costs of $708,804.  These included approximately $168,400 in severance payments and $25,700 in consulting fees for assistance with the transition of the new management team, both of which were paid to our former Chief Financial Officer, $317,100 in signing bonuses which were paid to our new Chief Corporate Development Officer and our new Vice President Finance, additional severance of $53,600 paid to one of our full time employees, $39,800 in costs related to changing the Company name and rebranding, $31,700 in valuation costs relating to the issuance of DHI common stock to the Company for the conversion of $3,000,000 in intercompany debt, and $27,300 in some final windup costs related to the disposition of Frequent Traveler in late 2007.  This total also included $45,000 in financing costs related to our discussions with investment bankers to raise capital.  Financing costs that were directly identifiable with the raising of our round of capital during the fourth quarter were charged to equity.  However, the amounts included in “other expenses” are costs relating to transactions that are no longer being pursued, and therefore are no longer directly identifiable with the raising of capital and expensed during the quarter.

In 2007, we incurred costs relating to restructuring and the recruiting and relocating costs associated with attracting the new management team.  These costs included a $205,183 severance payment to our former Chief Executive Officer, $30,558 in consulting fees to our former Chief Executive Officer, a $205,183 signing bonus to our President and Chief Operating Officer, and $196,806 of general legal costs associated with the preparation of employment agreements, severance agreements and stock option agreements.

Live Current Media Inc.
Form 10-K - 2008

Global Cricket Venture Expenses

The Company has incurred costs of approximately $1.47 million relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  These costs are related to, but are not limited to, expenditures for business development, product development, travel, consulting, and salaries.  The Company incurred no such costs during the 2007 fiscal year. An additional $1 million owing in aggregate to the BCCI and IPL for the October 1, 2008 minimum payments under the initial MOUs have also been accrued and expensed in 2008, therefore the total costs expensed for the year related to this venture are $2.47 million.

On or about October 1, 2008, the Company was scheduled to make payments to the BCCI and the IPL in the amounts of $625,000 and $375,000, respectively, in connection with Global Cricket Venture.  The payments owed to the BCCI were renegotiated, although a formal amendment to the MOU has not been signed.  The parties agreed that the October 1, 2008 payment would be decreased by $500,000, to $125,000, and that the payment of $750,000 that was due to be made on October 1, 2009 would be eliminated entirely.  The amounts due to the IPL were not changed.  Given that these renegotiated amounts have not yet been memorialized in writing, on October 1, 2008 we accrued and expensed the initial amounts owing to the BCCI of $625,000 and to the IPL of $375,000.  All $2.47 million in costs were expensed during the year ended December 31, 2008 due to uncertainty regarding reimbursement of these costs by GCV.

Liquidity and Capital Resources

We generate revenues from (i) the sale of third-party products over the Internet; (2) "pay-per-click" advertising; (3) selling advertising on media rich websites with relevant content; and (4) the sale or lease of domain name assets.  However, during the 2008 fiscal year our revenues were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during the year, and we continue to explore opportunities to do so in 2009 as well.

In November 2008, we also raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of our common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.

As at December 31, 2008, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,164,157 as compared to positive working capital of $5,930,413 at the fiscal year ending December 31, 2007.  During the year ended December 31, 2008, we incurred a loss of $10,006,456 and a decrease in cash of $5,542,725, compared to net loss of $2,017,949 and an increase in cash of $5,269,905 for the year ended December 31, 2007.  The net loss for 2008 included incorporation and start up expenses for the Global Cricket Venture of $2,476,255, which have been expensed in the year due to uncertainty regarding reimbursement of these costs by the GCV.  During 2008, we increased our accumulated deficit to $12,532,134 from $2,525,678 in 2007 and have stockholders’ equity of $2,255,601, primarily due to the net loss for the year, as well as various issuances of common shares.

The decrease in cash during the 2008 fiscal year includes cash outlays that are either unusual or non-operational in nature.  During the year, cash outlays included amounts paid in connection with the acquisition of Auctomatic of $1.29 million, payments relating to Global Cricket Venture expenses incurred to perform under the MOUs with BCCI, IPL and NLB of $1.1 million, and other expenditures of $709,000 relating to changing the company’s name, rebranding and restructuring the management team.  Without these expenditures, cash decreased due to operations by approximately $204,000 per month.

Operating Activities

Operating activities in 2008 resulted in cash outflows of $4,854,260 after adjustments for non-cash items, the most significant of which are the stock-based compensation expensed during the year of $2,111,354 and the increase in accounts payable of $2,615,835 partially due to large accruals and unpaid invoices for goods and services at the end of 2008.

Operating activities in 2007 resulted in cash outflows of $951,973 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the year of $428,028 and the increase in accounts payable of $523,574 partially due to accrued audit fees that did not exist at the 2006 year end, as well as accrued bonuses of $241,290.

Investing Activities

Investing activities in 2008 generated cash outflows of $1,659,437, primarily due to cash consideration and related acquisition costs of $1,530,047 related to the Auctomatic merger.  We also invested $187,532 in the purchase of property and equipment, as well as approximately $451,000 in website development as we worked towards our pre-holiday launch of Perfume.com.

Investing activities in 2007 generated cash inflows of $101,978, due to the sale of all “available for sale” securities and the purchase of approximately $160,000 of property and equipment, mostly consisting of leasehold improvements for our new office location.

Live Current Media Inc.
Form 10-K - 2008

Financing Activities

Financing activities in 2008 generated $970,972 of cash inflows due to the issuance of 1.6 million shares of common stock in connection with our November private placement.

Financing activities in 2007 generated $6,119,900 of cash inflows due primarily to the issuance of 1,000,000 shares of common stock to the new CEO in June 2007 and the issuance of common stock in the private offering that we undertook in September and October 2007, which raised approximately $5,100,000.

Future Operations

At the 2008 year end, we had a working capital deficiency, and for the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquisition of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-core domain name assets.

We are pursuing opportunities to increase cash flows, however there is no certainty that these opportunities will generate sufficient cash flows to support our activities in the future in view of changing market conditions.  During the 2009 fiscal year, we expect to expend significant funds toward additional marketing costs, which we believe will translate into higher revenue growth, as well as to fund costs related to the Global Cricket Venture.  There is no certainty that the profit margins we may generate going forward, as well as any successful raising of working capital, will be sufficient to offset the anticipated marketing costs, Global Cricket Venture costs, and other expenditures and may result in net cash outflow for the 2009 fiscal year.

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We are also continuing to seek opportunities to sell selected domain names in order to address short term liquidity needs.  As a result, we have entered into agreements with brokers to sell several of our non-core but highly valuable dot-com domain names from our portfolio of more than 800 domain names.  One domain name was successfully sold on December 31, 2008 for CDN$500,000.  After the end of the 2008 fiscal year, we sold an additional two domain names for proceeds of $1.65 million.  We anticipate that further strategic sales of these domain names, if successful, will provide us with the required cash to meet our working capital needs, to fund cricket related expenditures, and to provide for general operating capital needs over the next 12 to 18 months.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur.

The consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  Our ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from our investors, our ability to sell additional non-core domain names, our ability to raise future debt or equity financings, and the attainment of profitable operations to meet our liabilities as they become payable.  The outcome of our operations and fundraising efforts is dependent in part on factors and sources beyond our direct control that cannot be predicted with certainty.  Access to future debt or equity financing is not assured and we may not be able to enter into arrangements with financing sources on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

On or about October 1, 2008, we were scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture MOUs.  The payments owed to the BCCI were renegotiated, although a formal amendment to the MOU has not been signed.  The parties agreed that the October 1, 2008 amount owing to the BCCI would be decreased to $125,000.  In addition, the parties also agreed that the payment of $750,000 that will be due to the BCCI on October 1, 2009 would be eliminated entirely.  Given that these renegotiated amounts have not yet been memorialized in writing, the original payments due to the BCCI and the IPL for the October 1, 2008 commitment have been accrued and expensed as Global Cricket Venture expenses.  The parties are currently discussing possible changes to the timing of the payments, but no formal agreement has been reached.  These payments have not yet been made.  Such payments may be subject to certain withholding or other taxes which we may be required to gross up pursuant to the terms of the MOU.

Live Current Media Inc.
Form 10-K - 2008

If at any time we are unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, we may have to forfeit some or all of its rights to the cricket-related digital content and may be exposed to potential liability for defaulting on its payment.  We cannot determine at this time the actual value of such rights, only that the loss of such rights would impact negatively upon the potential revenues from the Global Cricket Venture.  In addition, if we are unable to make the required payments, we face potential claims for breach of contract, lack of performance and other damages which other parties to the MOU may seek to enforce against the Company.  We do not concede that such claims would be enforceable or result in a recovery against the Company.  If these events were to occur, such events would have a negative effect on our overall anticipated results of operations and performance.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do have off-balance sheet commitments as disclosed in the notes to our consolidated financial statements.  We do not engage in trading activities involving non-exchange traded contracts.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have generated a consolidated net loss of $10,006,456 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  At this date, we had a working capital deficiency of $3,164,157, as compared to positive working capital of $5,930,413 at December 31, 2007.  At December 31, 2008 we had an accumulated deficit of $12,532,134, as compared to an accumulated deficit of $2,525,678 at December 31, 2007.  Stockholders equity was $2,255,601 at December 31, 2008, as compared to stockholders equity of $7,675,753 at December 31, 2007.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to sell additional non-core domain names, our ability to raise equity or debt financing as we need it, our ability to renegotiate the terms and timing of the minimum guaranteed payments to the IPL and BCCI, and whether we will be able to use our securities to meet certain of our liabilities as they become payable, including our commitments for the Global Cricket Venture as disclosed in Note 5 of our consolidated financial statements.  The outcome of these matters is dependant on factors outside of our control and cannot be predicted at this time.

Our financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary if we were unable to continue as a going concern.

Principles of Consolidation

Our consolidated financial statements include our accounts as well as those of our subsidiaries.  The comparative figures for the 2007 fiscal year include our 50.4% interest in Frequent Traveler (from January 1, 2007 until the sale of our controlling interest in Frequent Traveler on November 12, 2007).  All significant intercompany balances and transactions are eliminated on consolidation.

Live Current Media Inc.
Form 10-K - 2008

Revenue Recognition

Revenues and associated costs of goods sold, from the on-line sales of products, which currently consist primarily of fragrances and other beauty products, are recorded upon delivery of products and determination that collection is reasonably assured. We record inventory as an asset for items in transit as title does not pass until received by the customer.  All associated shipping and handling costs are recorded as cost of goods sold upon delivery of products.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to our sites from other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent we record web advertising revenue on a gross basis.

Until the disposal of our shares in FrequentTraveler.com Inc. on November 12, 2007, revenues from the sales of travel products, including tours, airfares and hotel reservations, where we acted as the merchant of record and had inventory risk, were recorded on a gross basis.  Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue.  Where we did not act as the merchant of record and had no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.  See also Note 4 to our consolidated financial statements.

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In 2008, there was a sale of a geo-domain name for net proceeds of $369,041.  Collectibility of the amounts owing on this sale are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  There were no sales of domain names during 2007.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  Collectibility of these revenues is reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  See also Note 11 to our consolidated financial statements.

Stock-Based Compensation

During the third quarter of 2007, the Company implemented the following new critical accounting policy related to our stock-based compensation.  Beginning July 1, 2007, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation.  Under the fair value recognition provisions for FAS 123(R),stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which require various assumptions including estimating price volatility and expected life.  Our computation of expected volatility is based on a combination of historic and market-based implied volatility.  In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of these assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from what is recorded in the current period.

In August 2007, our Board of Directors approved an Incentive Stock Incentive Plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of our securities.  See also Note 10 to our consolidated financial statements.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FAS No. 123(R) and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Live Current Media Inc.
Form 10-K - 2008

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at December 31, 2008 is recorded at cost of $74,082 and represents inventory in transit from the supplier to the customer.

Website development costs

We have adopted the provisions of EITF No. 00-2, Accounting for Web Site Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

Intangible Assets

We have adopted the provision of the FAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under FAS No. 142, intangible assets with indefinite lives are no longer amortized and are tested for impairment annually.  The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to its book value.

Our intangible assets, which consist of our portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2008.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with FAS No. 142, Accounting for Goodwill and Other Intangible Assets. we are required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

The goodwill impairment test is a two-step impairment test.  In the first step, we compared the fair value of each reporting unit to its carrying value.  We determine the fair value of our reporting units using a discounted cash flow approach.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

Income Taxes

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  We classified these assessments in our financial statements as selling, general and administrative expense.

Live Current Media Inc.
Form 10-K - 2008

Recent Accounting Pronouncements

FAS 162
In May, 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect that this Statement will result in a change in current practice.

FAS 161
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133.  FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for us, would be the fiscal year beginning January 1, 2009. We are currently assessing the impact of FAS No. 161 on our financial position and results of operations.

FAS 142-3
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which, for us, would be the fiscal year beginning January 1, 2009.  We are currently assessing the impact of FSP FAS 142-3 on our financial position and results of operations.

FAS 141R
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for us, would be the fiscal year beginning January 1, 2009.  We are currently assessing the impact of FAS No. 141R on our financial position and results of operations.

FAS 160
In December 2007, the FASB issued FAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, and simultaneously revised FAS 141 Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which, for us, would be the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  We are currently assessing the impact of FAS No. 160 and the revision of FAS 141 on our financial position and results of operations.

FAS 159
In February 2007, the FASB issued FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities,” which allows an irrevocable option, the Fair Value Option, to carry eligible financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis. Changes in fair value for these instruments are recorded in earnings. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

We adopted FAS 159 in 2008.  The adoption did not have a material effect on our financial results.

Live Current Media Inc.
Form 10-K - 2008

FAS 157
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which for us would be the fiscal year beginning January 1, 2009.

In 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on our financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 3.

We will apply the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis in 2009. We are currently evaluating the effect of this application on our financial reporting and disclosures.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of our financial assets.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8.               Financial Statements and Supplementary Data

The financial statements are listed in the Index to Financial Statements on page F-1.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).       Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2008).  Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Live Current Media Inc.
Form 10-K - 2008

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on that assessment under those criteria, management has determined that, at December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

For the fourth quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table identifies our executive officers and directors, their age, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position Held	Officer/Director Since
C. Geoffrey Hampson	51	Chief Executive Officer, Chief Accounting Officer and Chairman	June 1, 2007
Mark Melville	39	President and Chief Corporate Development Officer	January 1, 2008 (Chief Corporate Development Officer); February 4, 2009 (President)
Chantal Iorio	31	Vice-President, Finance	January 7, 2008
James P. Taylor	53	Director	July 23, 2007
Mark Benham	58	Director	September 12, 2007
Boris Wertz	35	Director	March 14, 2008

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

Live Current Media Inc.
Form 10-K - 2008

Biographical Information

C. Geoffrey Hampson has been our Chief Executive Officer (“CEO”) and director since June 1, 2007 and has been our Principal Accounting Officer since January 31, 2008.  Mr. Hampson has been the founder, president, and CEO of many successful start-up and operating companies over the last 25 years.  He was CEO, President and a director of PEER 1 Network Enterprises, Inc., an Internet infrastructure company from September 2000 to January 2006.  He has been the CEO of Corelink Data Centers, LLC since November 2008, the President, CEO and co-owner of Fibrox Technologies Ltd. since June 1994, and the CEO and a co-owner of Techvibes Media Inc., a local market technology resource website and blog, since March 2007.   Mr. Hampson sits on the board of directors of several companies including Corelink Data Centers, LLC, a private company since November 2008, Cricket Capital Corp. on the TSX Venture market since March 2008, Techvibes Media Inc., a private company, since March 2007, Carat Exploration Inc. on the TSX Venture market since January 2006, and Pacific Rodera Energy Inc. on the TSX Venture market since May 2002.

James P. Taylor has been our director since July 23, 2007, and is the Chair of the Audit Committee.  Mr. Taylor has over 20 years of experience in corporate management, finance and planning.  From April 2008 to the present, he has served as the Chief Financial Officer of Corelink Data Centers, LLC.  From April 2007 to December 2007, he was the Chief Financial Officer of Lakewood Engineering and Manufacturing.  From May 2006 to April 2007, he was engaged as a financing and management consultant for various companies.  From February 2002 to April 2006, Mr. Taylor served as the Chief Financial Officer for Peer 1 Network Enterprises, Inc., a publicly traded company and North American provider of Internet infrastructure services.  While at Peer 1, he was responsible for financial and administrative operations and led the development of annual and strategic business plans and financial models.  From 2001 to 2002, Mr. Taylor served as Chief Operating Officer and Chief Financial Officer of Chicago Aerosol, LLC.  Mr. Taylor is a member of the Society of Competitive Intelligence.  Mr. Taylor is a graduate of Indiana University where he obtained a Bachelor of Science degree in Finance and Accounting.  He earned his MBA from DePaul University where he focused his studies on International Business and Corporate Finance.

Mark Benham has been our director since September 12, 2007.  He is Chair of the Compensation Committee and is also a member of the Audit Committee.  Mr. Benham has fifteen years of experience in private equity and investment banking.  Since 1994, Mr. Benham has been a partner at Celerity Partners, a private equity fund based in California.  He has also been a director of Peer 1 Network, a TSX-Venture listed company, since September 2, 2005.  Mr. Benham holds a B.A. in English from the University of California, Berkeley, and an M.A. and M.B.A. from the University of Chicago.

Mark Melville has been our Chief Corporate Development Officer since January 1, 2008.  On February 4, 2009, he was also named the Company’s President.  From July 2005 to November 2007, Mr. Melville was Global Account Manager at Monitor Group L.P., one of the world’s premier strategic consulting and investment firms.  While at Monitor, he worked directly with senior executives of Fortune 500 companies on a range of strategic initiatives and co-led Monitor’s West Coast technology practice.  From August 2002 to July 2005, Mr. Melville was Chief Executive Officer of SteelTrace Ltd., a leading provider of business process and requirements management software.  Mr. Melville sold SteelTrace to Compuware Corporation in 2006.  Prior to SteelTrace, from 1999 to 2001, he was the Vice President of Corporate Development at MobShop, a pioneer in online commerce.  Prior to MobShop from 1998 to 1999, he was a senior member of Exchange.com, which was sold to Amazon.com in 1999. Mr. Melville holds a Masters in Business Administration degree from the Harvard Graduate School of Business, a Masters in Public Administration degree from Harvard's JFK School of Government, and an Honors Bachelor degree in Finance from the University of British Columbia.

Chantal Iorio has served as our Vice President, Finance since January 7, 2008.  From 2000 to November 2007, Ms. Iorio was employed at HLB Cinnamon Jang Willoughby & Company, Chartered Accountants.  Most recently, she was a manager responsible for the supervision and training of staff, managing, delegating and reviewing files, completing and supervising audit, non-audit and tax procedures, as well as administering client relations.  Since September 2004, Ms. Iorio has been Treasurer, Board of Directors (volunteer) for the Vancouver Community Network, a not-for-profit organization focused on providing low-cost access to the internet to communities in Vancouver.  Ms. Iorio is a Chartered Accountant in British Columbia, Canada and a Certified Public Accountant in the state of Illinois.  She also holds a Bachelor of Commerce in International Business with a focus in Accounting from the University of British Columbia.

Boris Wertz was appointed as a director effective March 14, 2008.  Dr. Wertz was also appointed to serve as Chair of the Governance Committee of the Board.  Dr. Wertz has an established career of strategic management and operational experience in the area of consumer internet use.  From February 2008 to the present, he has served as CEO of Nexopia, the most popular social networking utility for Canadian youth.  From November 2007 to the present, he has served as CEO of W Media Ventures, a Vancouver-based venture capital firm that focuses on consumer internet investments. From 2002 to 2007, Dr. Wertz was the Chief Operating Officer of AbeBooks.com, the world's largest online marketplace for books, which was recently sold to Amazon.com.  He also served as a Director of AbeBooks.com from November 2003 to November 2008.  He currently serves on the Board of Directors for Suite 101, Inc., Indochino.com, TeamPages, Techvibes Media Inc. and Nexopia.com.  Dr. Wertz completed his Ph. D. as well as his graduate studies at the Graduate School of Management (WHU), Koblenz, majoring in Business Economics and Business Management.

Live Current Media Inc.
Form 10-K - 2008

Family Relationships

There are no family relationships among our directors and executive officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our code of ethics may be found under the “Investors” section of our website at www.livecurrent.com.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an audit committee on August 16, 2007 (the “Audit Committee”). James P. Taylor was appointed as Chair of the Audit Committee on August 16, 2007 and Mark Benham was appointed as an additional member of the Audit Committee on March 14, 2008.  We believe Mr. Taylor and Mr. Benham are “audit committee financial experts” as that term is defined by Item 407 of Regulation S-K.

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices.  The Audit Committee's role includes overseeing the work of our internal accounting and financial reporting and auditing processes and discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements.  The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements and internal control over financial reporting. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.  The Committee's specific responsibilities are delineated in its charter.

Live Current Media Inc.
Form 10-K - 2008

Compensation Committee

Our Board of Directors formed a Compensation Committee on January 22, 2008 (the “Compensation Committee’).  Mark Benham was appointed as Chair and sole member of the Compensation Committee on January 22, 2008.  Our Board of Directors has delegated to the Compensation Committee strategic and administrative responsibility on a broad range of issues.  The Compensation Committee’s basic responsibility is to assure that the Chief Executive Officer, other officers, and key management are compensated effectively in a manner consistent with our compensation strategy and competitive practice.  In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

The Compensation Committee will be responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices.  The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee’s purposes or assigned by the Board from time to time.  The Committee's specific responsibilities are delineated in its charter.

Nominating and Governance Committee

Our Board of Directors formed a Nominating and Governance Committee on January 22, 2008 (the “Nominating and Governance Committee’).  On March 14, 2008, Dr. Boris Wertz was appointed as Chair and sole member of the Nominating and Governance Committee.  Our Board of Directors has delegated to the Nominating and Governance Committee the responsibility for overseeing and, as appropriate, making recommendations to the Board regarding membership and constitution of the Board and its role in overseeing our affairs of the Company.  The Committee's specific responsibilities are delineated in its charter.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Live Current Media Inc.
Form 10-K - 2008

Item 11.             Executive Compensation

The following table summarizes all compensation for the 2007 and 2008 fiscal years received by our Chief Executive Officer and our two most highly compensated executive officers who earned more than $100,000.  All annual totals have been converted from Canadian dollars to USD at the average 2008 foreign exchange rate of 0.9371.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary (1) ($) (c)	Bonus (1) ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
David Jeffs Former Chief Executive Officer July 2002 – September 30, 2007	2008 2007	None 102,100	None 98,726	None 3,311	None None	None None	None None	None 175,382	None 379,519
Cameron Pan Former Chief Financial Officer Aug 2000 – Feb 2002 July 2002 – Jan 31, 2008	2008 2007	206,487 149,090	None 133,728	None 3,320	None None	None None	None None	35,750 None	242,237 286,138
C. Geoffrey Hampson Chief Executive Officer, Chairman of the Board June 1, 2007 – present (1)	2008 2007	285,320 162,908	None 167,563	None None	594,030 198,610	None None	None None	None None	879,350 529,081
Mark Melville Chief Corporate Development Officer January 1, 2008 to Present; President January 31, 2009 to Present (2)	2008 2007	230,276 None	281,130 None	None None	350,000 None	None None	None None	35,844 None	897,250 None
Jonathan Ehrlich. Chief Operating Officer and President Oct 2007 – January 31, 2009 (3)	2008 2007	258,612 65,823	235,650 186,181	None None	724,010 181,251	None None	None None	49,198 None	1,267,470 433,254

(1) Mr. Hampson did not receive any compensation for services as director of the Company.  The Company valued Mr. Hampson’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.02%; a risk free interest rate of 3.97 and an expected life of 3 years resulting in a value of $1.78 per option granted.

(2) The Company valued Mr. Melville’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.66%; risk free interest rate of 3.07% and an expected life of 3 years resulting in a value of $1.05 per option granted

(3) The Company valued Mr. Ehrlich’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.02%; risk free interest rate of 4.05% and an expected life of 3 years resulting in a value of $1.45 per option granted.

Live Current Media Inc.
Form 10-K - 2008

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

On June 1, 2007, David Jeffs resigned as our Chief Executive Officer and remained President until September 27, 2007.  Pursuant to the terms and conditions of an employment severance agreement dated September 27, 2007 between us and Mr. Jeffs, Mr. Jeffs resigned as our President, director and employee.  Pursuant to the severance agreement, we agreed to pay Mr. Jeffs on October 1, 2007 a severance allowance in the amount of CDN$200,000 less any and all applicable government withholdings and deductions.  Furthermore, pursuant to the severance agreement, for a period commencing on October 1, 2007 until December 31, 2007, we agreed to retain Mr. Jeffs as a consultant for a monthly fee of CDN$10,000 to assist in the day to day operations of Live Current, the transition of duties from Mr. Jeffs to Mr. Jonathan Ehrlich who assumed the position of President and Chief Operating Officer of Live Current on October 1, 2007, and the relocation of Live Current’s offices.

On January 31, 2008, Cameron Pan resigned as our Chief Financial Officer.  Pursuant to the terms and conditions of an employment severance agreement, dated January 17, 2008 between us and Mr. Pan, Mr. Pan resigned as our Chief Financial Officer and employee.  Pursuant to the severance agreement, we agreed to pay Mr. Pan on February 1, 2008 CDN$248,000 represented by CDN$158,400 of severance allowance, CDN$79,200 of accrued bonus and CDN$10,400 for other benefits, less any and all applicable government withholdings and deductions.  Furthermore, pursuant to the severance agreement, for a period commencing on February 1, 2008 until April 30, 2008, we agreed to retain Mr. Pan as a consultant for a daily fee of CDN$750 or as the case may be, for an hourly rate of CDN$120, to assist in the day to day operations of Live Current and the transition of duties from Mr. Pan to others that may be designated by Live Current.

On February 4, 2009, Jonathan Ehrlich resigned as our President and Chief Operating Officer and employee, effective January 31, 2009.  Pursuant to the terms and conditions of an employment severance agreement dated February 4, 2009 between us and Mr. Ehrlich, the Company agreed to pay CDN$600,000 to Mr. Ehrlich, which consists of a severance allowance in the amount of CDN$298,000 and an accrued special bonus in the amount of CDN$250,000, less any and all applicable government withholdings and deductions, as well as other benefits in the amount of CDN$52,000.  The severance allowance and other benefits will be paid over a period of 12 months.  The accrued special bonus had become due on October 1, 2008 and has been expensed in the fourth quarter of the 2008 fiscal year.  The other benefits were owing to Mr. Ehrlich before his resignation.  The payment of the net amount of the accrued special bonus is to be converted to equity and paid in restricted shares of the Company’s common stock over a period of 12 months.  The number of shares of common stock to be issued for each payment will be computed using the closing price of the common stock on the 15th day of each month or, in the event that the 15th day is not a trading day, on the trading day immediately before the 15th day of the month.

On August 21, 2007, our Board of Directors adopted the Live Current Media Inc. 2007 Stock Incentive Plan (the “Plan”) and granted incentive stock options from the Plan to certain key personnel, as further described below.

Employment Agreements

C. Geoffrey Hampson, Chief Executive Officer and Chairman

We entered into an employment agreement with C. Geoffrey Hampson on May 31, 2007.  Pursuant to the employment agreement, Mr. Hampson shall serve as our Chief Executive Officer for a term of five years effective June 1, 2007 and subject to certain termination rights on the part of Live Current and Mr. Hampson.  The employment agreement provides that Mr. Hampson will receive an annual base salary of CDN$300,000, subject to annual review as well as a bonus of up to 60% of base salary as determined by the Board of Directors.  The employment agreement also entitles him to participate in the health, dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on September 11, 2007 we granted to Mr. Hampson an incentive stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share.  The option to purchase shares of our common stock vests over the term of the employment agreement as follows: (i) exercisable as to 333,333 shares on September 11, 2008 and (ii) thereafter the option to purchase 83,333 shares vests after each successive three-month period until the entire option has vested.  Unless earlier terminated, the option shall expire on September 11, 2012.  The incentive stock option was granted pursuant to our 2007 Stock Incentive Plan.

On June 1, 2007, the Board of Directors appointed Mr. Hampson as a director and Chairman of the Board.

Live Current Media Inc.
Form 10-K - 2008

Jonathan Ehrlich, former Chief Operating Officer and former President

We entered into an employment agreement with Jonathan Ehrlich on September 11, 2007. Pursuant to the employment agreement, Mr. Ehrlich was to serve as the Chief Operating Officer and President of Live Current for a term of five years effective October 1, 2007, subject to certain early termination rights on the part of Live Current and Mr. Ehrlich.  The employment agreement provided that Mr. Ehrlich was to receive an annual base salary of CDN$275,000, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion.  He also was paid a signing bonus of CDN$200,000 upon his start date and is to be paid two special bonuses of CDN$250,000 each on each of October 1, 2009 and October 1, 2010 unless earlier terminated.  The employment agreement also entitled Mr. Ehrlich to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on September 8, 2007, Live Current granted an incentive stock option to Mr. Ehrlich to purchase up to 1,500,000 shares of common stock at an exercise price of $2.04 per share.  The option was to vest over the term of the employment agreement as follows: (i) exercisable as to 500,000 shares on October 1, 2008 and (ii) thereafter the option to purchase 125,000 shares vests after each successive three-month period until the entire option has vested.  Unless earlier terminated, the option would expire on October 1, 2012.  The incentive stock option was granted under the Company’s 2007 Stock Incentive Plan.  Mr. Ehrlich resigned as our Chief Operating Officer and President on February 4, 2009.

Mark Melville, Chief Corporate Development Officer and President

We entered into an employment agreement with Mark Melville on November 9, 2007.  Pursuant to the employment agreement, Mr. Melville shall serve as our Chief Corporate Development Officer for a term of five years effective January 1, 2008, subject to certain early termination rights on the part of Live Current and Mr. Melville.  The employment agreement provides that Mr. Melville will receive an annual base salary of CDN$250,000, commencing January 1, 2008, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion.  He also was paid a signing bonus of CDN$300,000 upon his start date and is to be paid two special bonuses of CDN$100,000 each on each of January 1, 2009 and January 1, 2010.  We have not yet paid the bonus that was due on January 1, 2009.  The employment agreement also entitles Mr. Melville to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on January 1, 2008, we granted an incentive stock option to Mr. Melville to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.05 per share.  The option vests over the term of the employment agreement as follows: (i) exercisable as to 333,333 shares on January 1, 2009 and (ii) thereafter the option to purchase an additional 83,333 shares vests on the last day of each successive three month period thereafter, until all such shares have vested. Unless earlier terminated, the option shall expire on January 1, 2013. The incentive stock option was granted pursuant to our 2007 Stock Incentive Plan.  On February 4, 2009, Mr. Melville assumed the duties of the office of President.

Live Current Media Inc.
Form 10-K - 2008

The following table sets forth certain information concerning unexercised stock options for each named executive officer above.  There were no stock awards outstanding as of end of fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

C. Geoffrey Hampson	416,666 (1)	583,334 (1)		$2.50	09/11/2012
Jonathan Ehrlich	500,000 (2)	1,000,000 (2)		$2.04	10/01/2012
Mark Melville	--	1,000,000 (3)		$2.06	01/01/2013

____________________

(1)
The option became exercisable as to 333,333 shares on September 11, 2008 and 83,333 shares on December 11, 2008, and will become exercisable as to an additional 83,333 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

(2)
The option became exercisable as to 500,000 shares on October 1, 2008 and will become exercisable as to an additional 125,000 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

(3)
The option will become exercisable as to (i) 333,333 shares on January 1, 2009 and (ii) an additional 83,333 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

Live Current Media Inc.
Form 10-K - 2008

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James P. Taylor (1)	--	--	$59,404	--	--	$	$

Mark Benham (2)	--	--	$58,068	--	--	$	$

Boris Wertz (3)	--	--	$31,711	--	--	$	$

____________________

(1)	The aggregate number of stock awards and option awards issued to Mr. Taylor and outstanding as of December 31, 2008 is 0 and 100,000, respectively.

(2)	The aggregate number of stock awards and option awards granted to Mr. Benham and outstanding as of December 31, 2008 is 0 and 100,000 respectively.

(3)	The aggregate number of stock awards and option awards granted to Dr. Wertz and outstanding as of December 31, 2008 is 0 and 100,000 respectively.

On March 14, 2008, the Company granted to Dr. Wertz a stock option to purchase up to 100,000 shares of its common stock at the then market price on March 14, 2008, $2.49 per share.  The option is subject to vesting as follows: (i) 33,333 shares on the first anniversary of the incentive stock option agreement and (ii) thereafter 8,333 shares vest after each successive three-month period.  The incentive stock option has been granted under the Company’s 2007 Stock Option Plan.  The Company valued these options using the Black Scholes option price model using the following assumptions: no dividend yield; expected volatility rate of 73.39%; risk free interest rate of 1.65% and an expected life of 3 years resulting in a value of $1.21 per option

Live Current Media Inc.
Form 10-K - 2008

Item 12.      Security Ownership of Certain Beneficial Holders and Management

Securities Authorized for Issuance Under Equity Compensation Plans

On August 21, 2007, our Board of Directors adopted the Live Current Media Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the Plan include our employees, officers, directors, consultants, independent contractors, and advisors, and those of our subsidiaries.

The table below illustrates, as of December 31, 2008, the number of shares of common stock to be issued upon the exercise of options granted from the Plan, the weighted average exercise price of the outstanding options and the number of securities remaining available in the Plan for future issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,797,500	$2.29	202,500
Equity compensation plans not approved by security holders	--	--	--
Total	4,797,500	$2.29	202,500

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the Plan may not be exercised after 10 years from the date the option is granted. A total of 5,000,000 shares of common stock were reserved for awards granted under the Plan.

Options granted under the Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees and employees of our subsidiaries (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of a share of our common stock on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of a share of our common stock on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of our common stock on the date of grant in the case of an individual owning 10% or more of our common stock. Neither incentive stock options nor non-qualified stock options may have a term exceeding 10 years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed 5 years. We are required to obtain shareholder approval of the Plan before the options granted can qualify for incentive stock option treatment under U.S. tax laws.  We obtained shareholder approval of the Plan on May 27, 2008.

Live Current Media Inc.
Form 10-K - 2008

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of March 20, 2009, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 20, 2009. Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 23,906,445 shares of common stock outstanding as of March 20, 2009 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 20, 2009.

Title of Class	Name and Address (1)	Shares Beneficially Owned (2)	Percentage of Class (2)
	Beneficial Owners of More than 5%:
Common Stock	Odyssey Value Advisors, LLC 601 Montgomery Street, Suite 1112 San Francisco, CA 94111	1,521,525	6.36%
	Current Directors and Named Executive Officers:
Common Stock	C. Geoffrey Hampson, Chief Executive Officer, Principal Accounting Officer, Director (3)	2,843,333	11.07%
Common Stock	Mark Melville, President, Chief Corporate Development Officer (4)	524,359	2.15%
Common Stock	Jonathan Ehrlich, former Chief Operations Officer, former President (5)	306,621	1.28%
Common Stock	Mark Benham, Director (6)	83,333	0.35%*
Common Stock	James P. Taylor, Director (7)	68,333	0.29%*
Common Stock	Boris Wertz, Director (8)	0	0.17%*
	All Directors and Executive Officers as a group (6 persons)	3,825,979	15.31%
*                 Less than 1%.

Live Current Media Inc.
Form 10-K - 2008

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o Live Current Media Inc., 375 Water Street, Suite 645, Vancouver, BC, V6B5C6, Canada.

(2)	Percentage based upon 23,906,445 shares of our common stock outstanding as of March 20, 2009.

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

Includes an option to purchase 583,333 shares of our common stock granted on September 11, 2007 pursuant to an employment agreement that will have vested within 60 days of March 20, 2009.  Does not include an option to purchase 416,667 shares of our common stock under the same grant, as Mr. Hampson will not have the right to acquire shares pursuant to this option until September 11, 2009.

Includes a warrant to purchase 97,500 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010.  Also includes a warrant to purchase 97,500 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(4)
Includes an option to purchase 416,667 shares of our common stock granted on January 1, 2008 pursuant to an employment agreement that will have vested within 60 days of March 20, 2009.  Does not include an option to purchase 583,333 shares of our common stock under the same grant, as Mr. Melville will not have the right to acquire shares pursuant to this option until July 1, 2009.

Includes a warrant to purchase 26,923 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010.  Also includes a warrant to purchase 26,923 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(5)
Includes a warrant to purchase 19,230 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010.  Also includes a warrant to purchase 19,230 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(6)
Includes an option to purchase 58,333 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors that will have vested within 60 days of March 20, 2009.  Does not include an option to purchase 41,667 shares of our common stock under the same grant, as Mr. Benham will not have the right to acquire shares pursuant to this option until September 11, 2009.

(7)
Includes an option to purchase 58,333 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors that will have vested within 60 days of March 20, 2009.  Does not include an option to purchase 41,667 shares of our common stock under the same grant, as Mr. Taylor will not have the right to acquire shares pursuant to this option until September 11, 2009.

(8)
Includes an option to purchase 41,667 shares of our common stock granted on March 14, 2008 for services as a member of our Board of Directors that will have vested within 60 days of March 20, 2009.  Does not include an option to purchase 58,333 shares of our common stock under the same grant, as Dr. Wertz will not have the right to acquire shares pursuant to this option until September 14, 2009.

Live Current Media Inc.
Form 10-K - 2008

Item 13.      Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The following describes all transactions since January 1, 2007, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On June 11, 2007, the Board of Directors of Live Current issued 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 additional shares of restricted common stock at the price of $1.25 effective until June 10, 2009 to Hampson Equities Ltd., a company owned and controlled by C. Geoffrey Hampson, our Chief Executive Officer, pursuant to a subscription agreement dated June 1, 2007.  The amount of the subscription was $1,000,000.

On September 24, 2007 we closed a $5,100,000 private placement financing in which Mr. Hampson invested $110,000.  Mr. Hampson received 55,000 restricted shares of our common stock.

On November 19, 2008, we closed a private placement financing in which Mr. Hampson invested $126,750.  Mr. Hampson received 195,000 restricted shares of common stock, two-year warrants to purchase 97,500 common shares at an exercise price of $0.78, and three-year warrants to purchase 97,500 common shares at an exercise price of $0.91.

On March 25, 2009, our Board of Directors reduced the exercise price of all outstanding stock options granted pursuant to the Live Current Media Inc. Stock Incentive Plan $0.65.  These options are held by our officers, directors, employees, consultants and agents.  The original exercise prices ranged from a high of $3.30 to a low of $0.65.  As a result of this reduction, the exercise price of the outstanding stock option granted to Mr. Hampson was reduced from $2.50 and the exercise price of the outstanding stock option(s) granted to Mr. Melville was reduced from $2.06.  No other terms of conditions of the stock option grants were modified.

Certain of our current officers and directors have employment agreements with us and we entered into employment severance agreements with certain of our former officers.  See Item 11 – Executive Compensation for a discussion of these agreements.

Director Independence

We currently have three directors, Mr. Mark Benham, Mr. James P. Taylor, and Dr. Boris Wertz, who are independent directors as that term is defined under the rules of the NASDAQ Capital Market.  Mr. Benham serves as the chairman and independent director of the Compensation Committee and as an independent director of the Audit Committee.  Mr. Taylor serves as the chairman and an independent director of the Audit Committee.  Dr. Wertz serves as the chairman and independent director of the Nominating and Governance Committee.  Both Mr. Benham and Mr. Taylor are audit committee financial experts as defined by Item 407 of Regulation S-K and meet the independent requirement for an audit committee and compensation committee member.

Live Current Media Inc.
Form 10-K - 2008

Item 14.       Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of annual financial statements and for review of financial statements included in our quarterly reports or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $  39,000 – Dale Matheson Carr-Hilton LaBonte
2007 - $112,000 – Ernst & Young (accrued for 2007 audit fees)
2008 - $273,000 – Ernst & Young (including accrual for 2008 audit fees)

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $10,000 – Dale Matheson Carr-Hilton LaBonte
2007 - $  8,000 – Ernst & Young
2008 - $72,000 – Ernst & Young

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2007 - $      nil – Dale Matheson Carr-Hilton LaBonte
2007 - $23,000 – Ernst & Young
2008 - $  3,000 – Ernst & Young

(4)   Our audit committee’s pre-approval policies and procedures require that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)   The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Live Current Media Inc.
Form 10-K - 2008

Item 15.       Exhibits

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Text of Amendment to the Bylaws (4)

10.1	Live Current Media Inc. 2007 Stock Incentive Plan (6)

10.2	Employment agreement between Live Current Media Inc. and C. Geoffrey Hampson dated May 31, 2007 (7)+

10.3	Real Property Lease Agreement between Live Current Media Inc. and Landing Holdings Limited and Landing Properties Limited dated July 16, 2007 (8)

10.4	Employment Agreement between Live Current Media Inc. and Jonathan Ehrlich dated September 8, 2007 (9)+

10.5	Incentive Stock Option Agreement between Live Current Media Inc. and Jonathan Ehrlich dated September 8, 2007 (10)+

10.6	Incentive Stock Option Agreement between Live Current Media Inc. and C. Geoffrey Hampson dated September 11, 2007 (11)+

10.7	Incentive Stock Option Agreement between Live Current Media Inc. and James P. Taylor dated September 11, 2007 (12)+

10.8	Incentive Stock Option Agreement between Live Current Media Inc. and Mark Benham dated September 12, 2007 (13)+

10.9	Employment Severance Agreement between Live Current Media Inc. and David M. Jeffs dated September 27, 2007 (14)+

10.10	Employment Agreement between Live Current Media Inc. and Mark Melville dated November 9, 2007 (15)+

10.11	Incentive Stock Option Agreement between Live Current Media Inc. and Mark Melville dated November 9, 2007 (16)+

10.12	Asset Purchase Agreement between Live Current Media Inc. and FrequentTraveller.com, Inc. dated November 12, 2007 (17)+

10.13	Form of Subscription Agreement (5)

10.14	Employment Agreement between Live Current Media Inc. and Chantal Iorio dated December 12, 2007 (19)+

10.15	Employment Severance Agreement between Live Current Media Inc. and Cameron Pan dated January 17, 2008 (20)+

10.16	Agreement and Plan of Merger, dated March 25, 2008 (22)

10.17	Founders Employment Agreement (Harjeet Taggar), dated March 25, 2008 (23)

10.18	Founders Employment Agreement (Kulveer Taggar), dated March 25, 2008 (24)

Live Current Media Inc.
Form 10-K - 2008

10.19	Founders Employment Agreement (Patrick Collison), dated March 25, 2008 (25)

10.20	Employment Agreement (Phillip Kast), dated March 25, 2008 (26)

10.21	Employment Agreement (Brian Collins), dated March 25, 2008 (27)

10.22	Interim Consulting Agreement (Harjeet Taggar) dated March 10, 2008 (28)

10.23	Interim Consulting Agreement (Kulveer Taggar) dated February 28, 2008 (29)

10.24	Interim Consulting Agreement (Patrick Collison) dated February 28, 2008 (30)

10.25	Interim Consulting Agreement (Phillip Kast) dated March 10, 2008 (31)

10.26	Interim Consulting Agreement (Brian Collins) dated March 25, 2008 (32)

10.27	Secondment Agreement (Harjeet Taggar), dated March 25, 2008 (33)

10.28	Secondment Agreement (Kulveer Taggar), dated March 25, 2008 (34)

10.29	Secondment Agreement (Patrick Collison) dated March 25, 2008 (35)

10.30	Secondment Agreement (Phillip Kast), dated March 25, 2008 (36)

10.31	Secondment Agreement, dated (Brian Collins) March 25, 2008 (37)

10.32	Subscription Agreement (38)

10.33	Common Stock Purchase Warrant dated November 19, 2008 (38)

10.34	Common Stock Purchase Warrant dated November 19, 2008 (38)

10.35	Employment Severance Agreement dated February 4, 2009 between Live Current Media Inc. and Jonathan Ehrlich (39)

21	List of Subsidiaries *

23	Consent of Independent Registered Public Accounting Firm *

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Accounting Officer *

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Accounting Officer *

* Filed herewith.

+ Denotes a management contract.

(1)	Previously filed as Exhibit 2(a) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as Exhibit 2(b) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(3)
Previously filed as Exhibit 3.3 to Live Current Media Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

Live Current Media Inc.
Form 10-K - 2008

(4)	Previously filed as Exhibit 3.4 to Live Current Media Inc.’s Current Report on Form 8-K as filed on August 22, 2007 and incorporated herein by this reference.

(5)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed on September 25, 2007 and incorporated herein by this reference.

(6)	Previously filed as Exhibit 4.1 to Live Current Media Inc.’s Registration Statement Form S-8 as filed on August 22, 2007 and incorporated herein by this reference.

(7)	Previously filed as Exhibit 10.7 to Live Current Media Inc.’s Current Report on Form 8-K as filed on June 5, 2007 and incorporated herein by this reference.

(8)
Previously filed as Exhibit 10.8 to Live Current Media Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

(9)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(10)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed on September 12, 2007 and incorporated herein by this reference.

(11)	Previously filed as Exhibit 10.6 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(12)	Previously filed as Exhibit 10.7 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(13)	Previously filed as Exhibit 10.8 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(14)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed on October 3, 2007 and incorporated herein by this reference.

(15)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(16)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(17)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

Live Current Media Inc.
Form 10-K - 2008

(18)	Previously filed as exhibit 14.1 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(19)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed December 18, 2007 and incorporated herein by this reference.

(20)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed January 18, 2008 and incorporated herein by this reference.

(21)	Previously filed as Exhibit 16.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed January 28, 2008 and incorporated herein by this reference.

(22)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(23)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(24)	Previously filed as Exhibit 10.3 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(25)	Previously filed as Exhibit 10.4 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(26)	Previously filed as Exhibit 10.5 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(27)	Previously filed as Exhibit 10.6 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(28)	Previously filed as Exhibit 10.7 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(29)	Previously filed as Exhibit 10.8 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(30)	Previously filed as Exhibit 10.9 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(31)	Previously filed as Exhibit 10.10 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(32)	Previously filed as Exhibit 10.11 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(33)	Previously filed as Exhibit 10.12 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(34)	Previously filed as Exhibit 10.13 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(35)	Previously filed as Exhibit 10.14 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(36)	Previously filed as Exhibit 10.15 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(37)	Previously filed as Exhibit 10.16 to Live Current Media Inc.’s Current Report on Form 8-K as filed March 26, 2008 and incorporated herein by this reference.

(38)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 20, 2008 and incorporated herein by this reference.

(39)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed February 5, 2009 and incorporated herein by this reference.

Live Current Media Inc.
Form 10-K - 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC. By: /s/ C. Geoffrey Hampson Name: C. Geoffrey Hampson Title: Chief Executive Officer, Principal Accounting Officer and Chairman Dated: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. Geoffrey Hampson
C. Geoffrey Hampson	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director	March 30, 2009

/s/ Mark Melville
Mark Melville	President	March 30, 2009

/s/ Boris Wertz
Boris Wertz	Director	March 30, 2009

/s/ Mark Benham
Mark Benham	Director	March 30, 2009

/s/James P. Taylor
James P. Taylor	Director	March 30, 2009

Live Current Media Inc.
Form 10-K - 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Live Current Media Inc. (formerly Communicate.com Inc.)

We have audited the accompanying consolidated balance sheets of Live Current Media Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Current Media Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows of the years in the two year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, March 24, 2009	/s/ Ernst & Young LLP Chartered Accountants

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

As at December 31	2008	2007
ASSETS
Current
Cash and cash equivalents	$1,832,520	$7,375,245
Accounts receivable (net of allowance for doubtful accounts of nil)	93,582	138,930
Prepaid expenses and deposits	109,543	246,174
Inventory	74,082	-
Current portion of receivable from sales-type lease (Note 11)	23,423	-
Total current assets	2,133,150	7,760,349

Long-term portion of receivable from sales-type lease (Note 11)	23,423	-
Property & equipment (Note 7)	1,042,851	175,797
Website development costs (Note 8)	392,799	-
Intangible assets	1,587,463	1,645,061
Goodwill (Note 6)	2,428,602	-
Total Assets	$7,608,288	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$4,131,264	$1,515,429
Bonuses payable	235,650	241,290
Due to shareholders of Auctomatic (Note 6)	789,799	-
Deferred revenue	120,456	53,079
Current portion of deferred lease inducements (Note 9)	20,138	20,138
Total current liabilities	5,297,307	1,829,936

Deferred lease inducements (Note 9)	55,380	75,518
Total Liabilities	5,352,687	1,905,454

STOCKHOLDERS' EQUITY
Common Stock (Note 10)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
23,546,370 common shares (December 31, 2007 - 21,446,623)	14,855	12,456
Additional paid-in capital	14,772,880	10,188,975
Accumulated deficit	(12,532,134)	(2,525,678)
Total Stockholders' Equity	2,255,601	7,675,753
Total Liabilities and Stockholders' Equity	$7,608,288	$9,581,207

Commitments and Contingency (Notes 15 and 16)
Subsequent Events (Note 18)
See accompanying notes to consolidated financial statements

/s/ James P. Taylor	/s/ Mark Benham
James P. Taylor, Director	Mark Benham, Director

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars

Years Ended December 31	2008	2007

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Miscellaneous income	-	35,810
Total Sales	9,364,833	9,063,329

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,041,856

EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs (Note 8)	58,640	-
Corporate general and administrative	2,537,422	686,921
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	4,746,255	1,981,051
Corporate marketing	42,399	-
ECommerce marketing	766,393	817,101
Other expenses (Note 12)	708,804	637,730
Total Expenses	9,681,034	4,456,184

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(8,000,013)	(2,414,328)

Global Cricket Venture expenses (Note 5)	(2,476,255)	-
Gain from sales and sales-type lease of domain names (Note 11)	498,829	-
Accretion expense (Note 6)	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc. (Note 4)	-	276,805
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(10,006,456)	$(2,017,949)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
Years ended December 31	Number of Shares	Amount
Balance, December 31, 2006	17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696
Issuance of 60,284 common shares at $0.98 per share
in lieu of accrued bonuses to officers	60,284	60	59,018		59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000		1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450		5,100,000
Share issue costs			(100)		(100)
Stock-based compensation			428,028		428,028
Net loss and comprehensive loss				(2,017,949)	(2,017,949)
Balance, December 31, 2007	21,446,623	12,456	10,188,975	(2,525,678)	7,675,753
Stock-based compensation (Note 10d)			2,111,354		2,111,354
Issuance of 586,403 common shares per the merger
agreement with Auctomatic (Note 6)	586,403	586	1,137,533		1,138,119
Issuance of 33,000 common shares to investor relations firm (Note 10b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 10b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 10e)			45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 10b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 10b)	1,627,344	1,627	1,056,148		1,057,775
Share issue costs (Note 10b)			(86,803)		(86,803)
Extinguishment of accounts payable (Note 10b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(10,006,456)	(10,006,456)
Balance, December 31, 2008	23,546,370	$14,855	$14,772,880	$(12,532,134)	$2,255,601

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars

Years Ended December 31	2008	2007
OPERATING ACTIVITIES
Net loss for the period	$(10,006,456)	$(2,017,949)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain name	(498,829)	-
Accretion expense	96,700	-
Stock-based compensation	2,111,354	428,028
Accrued and unpaid bonuses payable	235,650	241,290
Warrants issued	45,500	-
Issuance of common stock (Note 10b)	303,859	-
Extinguishment of debt by issuance of common stock (Note 10b)	16,500	-
Amortization and depreciation	291,643	24,135
Issuance of common stock for bonuses (Note 10b)	-	59,078
Change in operating assets and liabilities:
Accounts receivable	45,348	(117,724)
Prepaid expenses and deposits	136,631	(246,174)
Inventory	(74,082)	-
Accounts payable and accrued liabilities	2,615,835	523,574
Bonuses payable	(241,290)	-
Deferred revenue	67,377	53,079
Deferred lease inducements	-	100,690
Cash flows used in operating activities	(4,854,260)	(951,973)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities	-	261,912
Net proceeds from sale of domain name	369,041	-
Net proceeds from sales-type lease of domain name	140,540	-
Cash consideration for Auctomatic (Note 6)	(1,530,047)	-
Purchases of property & equipment	(187,532)	(159,934)
Website development costs (Note 8)	(451,439)	-
Cash flows used in (from) investing activities	(1,659,437)	101,978

FINANCING ACTIVITIES
Proceeds from restricted cash	-	20,000
Proceeds from sale of common stock (net of share issue costs)	970,972	6,099,900
Cash flows from financing activities	970,972	6,119,900

Net increase (decrease) in cash and cash equivalents	(5,542,725)	5,269,905

Cash and cash equivalents, beginning of year	7,375,245	2,105,340
Cash and cash equivalents, end of year	$1,832,520	$7,375,245

SUPPLEMENTAL INFORMATION

	2008	2007
Cash paid during the year for:
Interest	$-	$-
Income taxes	$6,944	$-

See accompanying notes to consolidated financial statements

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business
Live Current Media Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation” and changed its name on August 21, 2000 from Troyden Corporation to “Communicate.com Inc.”.  On May 30, 2008, the Company changed its name from Communicate.com Inc. to Live Current Media Inc. after obtaining formal shareholder approval to do so at the Annual General Meeting in May 2008.

Our principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”.  On April 14, 1999, IMEDIAT Digital Creations, Inc. changed its name to “Communicate.com Inc.” and was redomiciled from British Columbia to the jurisdiction of Alberta.  On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.  DHI has 62,635,383 shares of common stock currently issued and outstanding.  61,478,225 shares, or approximately 98.2% of the outstanding shares, are held by Live Current.

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

The Company’s other subsidiary, DHI, owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 612793 B.C. Ltd. (“612793”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and struck from the registrar of British Columbia on January 21, 2009.

On August 8, 2008, the Company also formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  This company holds 50.05% of Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”).

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $10,006,456 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  There is an accumulated deficit of $12,532,134 (December 31, 2007 - $2,525,678) and a working capital deficiency of $3,164,157 at December 31, 2008.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern (continued)
The accompanying consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% (December 31, 2007 - 94.9%) interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers, Acadia, and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  The comparative figures in 2007 include its 50.4% interest in FT (from January 1, 2007 until the sale of the Company’s controlling interest in FT on November 12, 2007).  All significant intercompany balances and transactions are eliminated on consolidation.

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

Revenue recognition
Revenues and associated costs of goods sold from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon delivery of products and determination that collection is reasonably assured.  The Company records inventory as an asset for items in transit as title does not pass until received by the customer.  All associated shipping and handling costs are recorded as cost of goods sold upon delivery of products.

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s sites from other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records web advertising revenues on a gross basis.

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

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In 2008, there was a sale of a geo-domain name for net proceeds of $369,041.  Collectibility of the amounts owing on this sale are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  There were no sales of domain names during 2007.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions
The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars.  In accordance with FAS No. 52, Foreign Currency Translation, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income (loss).  There was no effect to comprehensive income (loss) related to the share conversion with DHI.

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Comprehensive loss
Comprehensive loss includes all changes in equity of the Company during a period except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) (“OCI”).  The major components included in OCI are cumulative translation adjustments arising on the translation of the financial statements of self-sustaining foreign operations and unrealized gains and losses on financial assets classified as available-for-sale, of which we have none.

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

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of goods and services taxes (GST) receivable, advertising revenues receivable and the balance receivable relating to our December 31, 2008 sale of a domain name as disclosed in Note 11.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably collectible and therefore no allowance for doubtful accounts has been reflected at year end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at December 31, 2008 is recorded at cost of $74,082 and represents inventory in transit from the supplier to the customer.

Deferred Financing Costs
Costs directly identifiable with the raising of capital are charged against the related capital stock.  Costs incurred to obtain debt financing are deferred and amortized by a charge to interest expense over the term of the related debt.  Debt financing fees are amortized and included as part of interest expense.  During the period, financing costs were charged against the capital stock issued during the period in a private placement.  As there were no debt financings, no financing costs were amortized to interest expense.

Deferred Acquisition Costs
Deferred acquisition costs are direct or incremental costs directly related to acquisitions, and are deferred and added to the cost of the purchase.  Only costs that are directly related to proposed transactions, where completion is considered more likely than not, are deferred.  Once the Company ceases to be engaged on a regular ongoing basis and it is not likely that activities will resume, the costs are expensed.  During the period, deferred acquisition costs were expensed in full as it is not possible to predict whether the related acquisition activities will resume.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

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

Amortization for leasehold improvements is based on a straight-line method calculated over the term of the lease.  Auction software is amortized straight line over the life of the asset.  Other additions are amortized on a half-year basis in the year of acquisition.

Website development costs
The Company has adopted the provisions of EITF No. 00-2, Accounting for Web Site Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.  See also Note 8.

Intangible assets
The Company has adopted the provisions of FAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under FAS No. 142, intangible assets with indefinite lives are no longer amortized and are tested for impairment annually.  The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2008.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with FAS No. 142, Accounting for Goodwill and Other Intangible Assets. the Company is required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value.  The Company determines the fair value of its reporting units using a discounted cash flow approach.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period.  Total advertising expense in 2008 of $808,792 (2007 - $817,101) were reported in “Corporate Marketing” and “eCommerce Marketing” on the Company’s consolidated statements of operations.

Stock-based compensation
During the third quarter of 2007, the Company implemented the following new critical accounting policy related to our stock-based compensation. Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In August 2007, the Company’s Board of Directors approved an Incentive Stock Option Plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to employees of the Company, while non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  See also Note 10.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FAS No. 123R and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
During the first quarter of 2007, the Company adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, the Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Recent Accounting Pronouncements

FAS 162
In May, 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that this Statement will result in a change in current practice.

FAS 161
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133. FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of FAS No. 161 on its financial position and results of operations.

FAS 142-3
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company, would be the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of FSP FAS 142-3 on its financial position and results of operations.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FAS 141R
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of FAS No. 141R on its financial position and results of operations.

FAS 160
In December 2007, the FASB issued FAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, and simultaneously revised FAS 141 Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  The Company is currently assessing the impact of FAS No. 160 and the revision of FAS 141 on its financial position and results of operations.

FAS 159
In February 2007, the FASB issued FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities,” which allows an irrevocable option, the Fair Value Option, to carry eligible financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis. Changes in fair value for these instruments are recorded in earnings. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

We adopted FAS 159 in 2008.  The adoption did not have a material effect on our financial results.

FAS 157
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which for the Company would be the fiscal year beginning January 1, 2009.

In 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on our financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 3.

We will apply the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis in 2009. We are currently evaluating the effect of this application on our financial reporting and disclosures.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of our financial assets.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

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

Fair values of Financial Instruments
As described in Note 2, the Company adopted the provisions of FAS 157 as of January 1, 2008.  FAS 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2 - observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data; and

Level 3 - unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, bonuses payable and due to shareholders of Auctomatic.  The Company did not elect to value its financial assets or liabilities in accordance with FAS 159. The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method.  There was no effect to the consolidated financial statements in the year ended December 31, 2008 to the non-controlling interest of DHI.

As of December 31, 2006, the Company owned a 50.4% controlling interest in FrequentTraveller.com Inc. (“FT”) a private Nevada corporation incorporated on October 29, 2002.  FT provided travel services to customers online and by telephone to destinations encompassed by the geographic domain names owned by the Company, pursuant to a domain lease agreement entered into with FT dated May 1, 2005 (the “Domain Lease Agreement”).  FT commenced operations in November 2003.  On November 12, 2007, the Company sold its remaining 50.4% shareholdings in FT via an Asset Purchase Agreement (“APA”).  As part of this agreement the Domain Lease Agreement was cancelled for minimal consideration and all ties with FT were severed.  Intercompany debt of $265,000 was cancelled and the rights to use the domain names were returned to the Company.  The Company assumed no liabilities of FT going-forward.  The resulting gain of $276,805 on the disposal of the subsidiary was booked as other income. The following table summarizes the assets and liabilities foregone in exchange for the Company’s shareholding.

Assets
Cash	$46,974
Accounts Receivable	7,570

Liabilities
Account payable and accrued liabilities	(176,312)
Deferred Revenue	(111,857)
Loan	(43,180)

Net Liabilities	$276,805

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 5 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The Company will be the exclusive online provider of content for the BCCI and the IPL.  The ten-year agreement outlined in the MOU includes extensive co-marketing and exclusive online content rights agreements for the Company to build, launch and operate the official online destinations for the BCCI and the IPL.  The BCCI will be guaranteed a minimum of US $3 million annually and the IPL US $2 million annually through revenue sharing agreements including percentages of advertising, sponsorship and merchandising sales.

The Company signed a separate MOU (“Venture MOU”) with Netlinkblue ("NLB") to create a venture combining all of the digital assets secured independently by the Company and NLB through the formation of a new company in Singapore (“Newco”).  As contemplated by the Venture MOU, Newco was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”).  Pursuant to the Venture MOU with NLB, GCV controls the right to live stream IPL matches over the internet and has exclusive IPL-related global mobile rights in addition to the digital cricket-related assets referenced above.  To date, Global Cricket Venture has nominal assets and operations.

Pursuant to both MOUs, the parties agreed to negotiate and enter into definitive agreements, however the parties are currently operating, performing, and funding obligations under the MOUs.

On August 8, 2008, the Company formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”) which will support the Company’s activities relating to cricket and the IPL.  Pursuant to the Venture MOU, the Company is entitled to a 40% equity interest in the GCV.  On October 30, 2008, as part of the formation process, LCM Cricket Ventures was issued 50.05% of the shares of GCV.  To date, LCM Cricket Venture has nominal assets and limited operations.

The Company has incurred $1.47m of costs relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  These costs relate to, but are not limited to, expenditures for business development, travel, consulting, and salaries.  There were no such costs in any period of 2007.  An additional $1 million owing in aggregate to the BCCI and IPL for the October 1, 2008 minimum payments under the initial MOUs have also been accrued and expensed in 2008, therefore, the total costs expensed for the year related to this venture are $2.47 million.  Currently, GCV has not yet obtained outside funding.  Therefore, all of these costs were expensed during the year ended December 31, 2008 due to uncertainty regarding reimbursement of these costs by the GCV.

The payments due to the BCCI and the IPL for the October 1, 2008 commitment have not been made to date.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 6 – MERGER AGREEMENT

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”). The Company believed that Auctomatic’s technology framework and toolset will strengthen its commerce platform and Auctomatic’s team will dramatically enhance the Company’s product and technology capability.

The Merger Agreement closed on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $152,939 in certain assumed liabilities and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by $3.00 per share, the closing price of one share of the Company’s common stock on the business day immediately preceding the Closing Date) in exchange for all the issued and outstanding shares of Auctomatic.

The consideration was payable on the Closing Date as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and shall be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversary of the Closing Date. The remaining $800,000 of the total Cash Consideration shall be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock shall be distributed pro rata among the Auctomatic Stockholders.

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  Subsequent to year end, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversary will no longer be payable.  The remaining 275,736 shares of the common stock owing to the other founders remain payable on the anniversary dates as noted above.  See also Note 10.

At May 22, 2008, the present value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  At year end, the present value discount was accreted by $96,700, leaving a present value remaining at December 31, 2008 of $736,700.

Also at year end, $53,099 of cash owing at closing has yet to be paid to one of the Auctomatic shareholders.  As a result, at year end, amounts payable to shareholders of Auctomatic totaled $789,799.

The purchase price to affect the merger was allocated as following on the closing date:

Purchase Price Paid

Cash (net of assumed liabilities)	$1,046,695
Transaction Costs	387,358

Cash consideration for Auctomatic	1,434,053

Present value of shares of common stock paid and payable to shareholders of Auctomatic	1,138,119
Present value of amounts payable to shareholders of Auctomatic	640,000

Total	$3,212,172

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 6 – MERGER AGREEMENT (continued)

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction software	925,000
Goodwill	2,428,602

Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,212,172

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the nine months ended December 31, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2007, the comparative pro forma information for the year ended December 31, 2007 would have no effect to reported revenues, cumulative effect of accounting changes, income before extraordinary items or net income.

NOTE 7 – PROPERTY & EQUIPMENT

2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

2007	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

NOTE 8 – WEBSITE DEVELOPMENT COSTS

Website development costs are related to infrastructure development of various websites that the Company operates.  In previous years, costs qualifying for capitalization were immaterial and therefore were expensed as incurred.  Website maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. Costs incurred in the application development phase are capitalized, and when the related websites reach the post-implementation operating phase, the Company begins amortizing these costs on a straight-line basis over 36 months beginning in the month following the implementation of the related websites.

	2008	2007
Website Development Costs	$451,439	$-
Less: Amortization	(58,640)	-
	$392,799	$-

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 9 – DEFERRED LEASE INDUCEMENTS

	2008	2007
Deferred Lease Inducements	$75,518	$95,656
Less: Current Portion	(20,138)	(20,138)
	$55,380	$75,518

NOTE 10 – COMMON STOCK

a)  Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)  Issued

At December 31, 2008, there were 23,546,370 (2007 – 21,446,683) shares issued and outstanding.

2008

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the merger agreement.  The value of the stock consideration was added to the cash consideration in our determination of the purchase price.  See also Note 6.  The remaining 413,604 shares of common stock are reserved for future issuance to the Auctomatic founders.  See also Note 10c.

In May and June 2008, the Company issued 45,000 shares to an investor relations firm that had been engaged to provide investor relations services to the Company.  Of the 45,000 shares, 30,000 shares with a value of $85,350 were issued as partial consideration for services rendered, while the remaining 15,000 shares with an estimated value of $42,300 were recorded as a prepaid expense in June 2008 for services to be rendered in July 2008.  In July 2008, this amount was revalued to $36,573 based on the July average stock price and expensed with the difference between the estimated and actual values adjusted to Additional Paid-In Capital.

The Company also issued 50,000 warrants to the investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 10(e).

In August 2008, the Company issued 33,000 shares to an investor relations firm that had previously been engaged to provide investor relations services to the Company.  The contract with this former investor relations firm terminated August 1, 2008.  The 33,000 shares owing to the firm had a value of $85,682 and were issued as full consideration for services rendered.

In August and September 2008, the Company issued 30,000 shares to an investor relations firm that had been engaged to provide investor relations services to the Company.  These shares, which were valued at $57,254, were issued as partial consideration for services rendered during the year.

In October 2008, the Company cancelled 300,000 shares of common stock that had been pre-maturely issued in a prior year in anticipation of a transaction that was never consummated.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 10 – COMMON STOCK (continued)

b)  Issued (continued)

2008 (continued)

During November 2008, the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  The Company raised gross proceeds of $1,057,775 (the “Offering”). The private placement closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the private placement.  The Company is required to use its reasonable best efforts to file an S-1 Registration Statement with the SEC to register for resale the common stock and the common stock underlying the warrants.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

In December 2008, the Company extinguished $16,500 of accounts payable by issuing 33,000 shares to the investor relations firm that had previously been engaged to provide investor relations services to the Company.

In October, November and December 2008, the Company issued 45,000 shares to an investor relations firm that had been engaged to provide investor relations services to the Company.  These shares, which were valued at $39,000, were issued as partial consideration for services rendered.

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

During September and October 2007 the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 2,550,000 of the Company’s shares of common stock at a price of $2.00 per share for total gross proceeds of $5,100,000 (the “Offering”).  The shares were issued pursuant to the subscriptions as follows: 1,000,000 shares for $1,999,956 net cash proceeds were issued before September 30, 2007, and the balance of 1,550,000 shares for net cash proceeds of $3,099,944, were issued in October 2007.  Pursuant to the terms of the Offering, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “Registration Statement”) before December 31, 2007 covering the resale of the common stock (the “Registerable Securities”) sold.  The Company is further required to use its reasonable best efforts to maintain the Registration Statement effective for a period of (i) two years or (ii) until such time as all the Registerable Securities are eligible for sale under Rule 144 of the Securities Act of 1933, as amended.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

c)  Reserved

2008

At the year end, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement.  Subsequent to year end, one of the Auctomatic founders resigned from the Company.  As a result, 137,868 shares reserved for distribution to this individual have been released subsequent to year end and are no longer payable.  Pursuant to the release, the balance of reserved shares of common stock for future issuance and distribution is 275,736.  See also Note 6.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 10 – SHARE CAPITAL (continued)

d)  Stock Options

The Board of Directors and stockholders approved the 2007 Stock Incentive Plan and adopted it August 21, 2007 (the “Plan”).  The Company has reserved 5,000,000 shares of its common stock for issuance to directors, employees and consultants under the Plan.  The Plan is administered by the Board of Directors.  Vesting terms of the options range from immediately to five years and no options will be exercisable for a period of more than ten years.

All stock options noted herein vest over three years and are exercisable for a period of five years based on the date of grant.  The Company values the options granted to employees and directors using the Black Scholes option pricing model at the date of grant.  The Company values the options to consultants at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model.  The assumptions used in the pricing model include:

	2008	2007
Dividend yield	0%	0%
Expected volatility	64.86%-75.68%	118.02%
Risk free interest rate	1.62% - 3.07%	3.97% - 4.05%
Expected lives	3 years	3 years

(i)
On September 11, 2007, the Company granted a total of 1,200,000 stock options at an exercise price of $2.50 per share.  1,000,000 options were granted to the Company’s CEO and 100,000 options were granted to each of two directors.  These options have a fair value of $1.74-$1.78 per option granted.

(ii)
On September 11, 2007, the Company granted 50,000 stock options at an exercise price of $2.50 per share to a consultant.  These options have a fair value of $0.37 per option granted at December 31, 2008.

(iii)
On October 1, 2007, the Company granted to its Chief Operating Officer (“COO”) 1,500,000 options at an exercise price of $2.04 per share.  These options have a fair value of $1.45 per option granted.  All of these options were forfeited subsequent to year end.

(iv)
On January 1, 2008, the Company granted to its Chief Corporate Development Officer (“CCDO”) 1,000,000 options at an exercise price of $2.06 per share.  These options have a fair value of $1.05 per option granted.

(v)
On January 7, 2008, the Company granted to its Vice President, Finance (“VP Finance”) 150,000 options at an exercise price of $1.98 per share.  These options have a fair value of $1.01 per option granted.

(vi)	On March 14, 2008, the Company granted to a director 100,000 options at an exercise price of $2.49 per share. These options have a fair value of $1.21 per option granted.

(vii)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP GC”) 125,000 options at an exercise price of $3.10 per share.  These options have a fair value of $1.45 per option granted.

(viii)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.05 and $1.66 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited subsequent to year end.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 10 – SHARE CAPITAL (continued)

d)  Stock Options (continued)

(ix)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.45 per option granted.  17,500 of these options have been forfeited during 2008, and an additional 92,500 options were forfeited subsequent to year end.

(x)
Between January 1, 2008 and December 31, 2008, the Company granted to consultants a total of 70,000 options at exercise prices ranging from $2.06 to $2.49 per share.  All of these options were forfeited during 2008.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Due to recent economic developments, the Company has experienced a high level of forfeitures during the fourth quarter of 2008 and subsequent to year end.  The Company assesses forfeiture rates for each class of grantees; executive management and directors, corporate directors, and general staff members.  Executive management and directors are relatively few in number and turnover is considered remote, therefore the Company estimates forfeitures for this class of grantees to be 10%.  Corporate directors are high level senior staff members with a forfeiture rate of 25% and general staff members have a slightly higher forfeiture rate due to higher average turnover rates at 35%.  Estimate of forfeitures is reviewed on an annual basis.  Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The fair value of these options at December 31, 2008 of $6,142,660 (2007 - $4,396,000) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense has been recognized in the year ended December 31, 2008 of $2,111,354 (2007 - $428,028) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan during 2007 and 2008 is presented below:

Options	Shares	Weighted Average Exercise Price $	Intrinsic Value $
Options outstanding, January 1, 2007	-	-	-
Granted	2,750,000	2.25	0.37 - 1.78
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, December 31, 2007	2,750,000	2.25	0.37 - 1.78
Granted	2,160,000	2.34	0.30 - 1.66
Exercised	-	-	-
Cancelled or expired	112,500	2.29	1.05
Options outstanding, December 31, 2008	4,797,500	2.29	0.30 - 1.78

Options vested or expected to vest at December 31, 2008	2,750,000	$2.25	0.37 - 1.78
Weighted average remaining life	3.90 Years

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 10 – SHARE CAPITAL (continued)

e)  Common Stock Purchase Warrants

2008

On May 1, 2008, the Company issued 50,000 common stock share purchase warrants with an exercise price of $2.33 to its investor relations firm in connection with a services agreement.  The warrants expire May 1, 2010.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per option granted, and a total fair value of $45,500.

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.91 expiring November 19, 2011.

2007

On June 11, 2007, in connection with the issuance of 1,000,000 common shares to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”), the Company also issued 1,000,000 common stock share purchase warrants with an exercise price of $1.25.  The warrants expire June 10, 2009.

As of December 31, 2008, 4,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
	Outstanding	Average Exercise	Date of
	Warrants	Price	Expiry
Warrants outstanding, January 1, 2007	-	$-
Granted June 11, 2007	1,000,000	1.25	June 10, 2009
Cancelled or expired	-	-
Warrants outstanding, December 31, 2007	1,000,000	1.25
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Cancelled or expired	-	-
Warrants exercisable December 31, 2008	4,304,688	$0.96

Weighted average remaining life	1.92 Years

NOTE 11 – DOMAIN NAME LEASES AND SALES

On January 17, 2008, the Company entered into an agreement to lease one domain name to an unrelated third party for CDN$200,000.  The terms of the agreement provide for the receipt of this amount in five irregular lease payments over a two-year term.  The first payment of CDN$25,000 was due on January 17, 2008 (the “Effective Date”), CDN$45,000 was due 3 months after the Effective Date, CDN$80,000 was due 6 months after the Effective Date, CDN$25,000 is due 1 year after the Effective Date, and CDN$25,000 is due 2 years after the Effective Date.  The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  This transaction was recorded as a sales-type lease in 2008.  The investment in a sales-type lease of $163,963 was recorded on the balance sheet on a net basis after the lease payments received to date.  The gain of $168,206 was recorded at the present value of the lease payments over the term, net of the cost of the domain name, at an implicit rate of 6%.  Payments have been collected to date according to the terms of the agreement.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 11 – DOMAIN NAME LEASES AND SALES (continued)

On December 31, 2008, the Company entered into an agreement to sell one domain name to an unrelated third party for CDN$500,000.  The terms of the agreement provided for the receipt of CDN$476,190 on December 31, 2008 and the balance of CDN$23,810 by March 31, 2009.  The title of the domain name transferred to the buyer at December 31, 2008 and collection of the balance is reasonably assured, therefore the disposal and resulting gain of $330,623 was recorded on December 31, 2008.

There were no sales of domain names in the 2007 fiscal year.

NOTE 12 – OTHER EXPENSES

In 2008, the Company incurred various restructuring costs of $708,804.  These included approximately $168,400 in severance payments to the former Chief Financial Officer (“CFO”), $25,700 in consulting fees to the former CFO to aid with transition of the new management team, $317,100 in signing bonuses to the new Chief Corporate Development Officer and the new Vice President Finance, additional severance of $53,600 paid to full time employees, $39,800 in costs related to changing the Company name and rebranding, $31,700 in valuation costs relating to the first quarter share issuance of DHI shares to the Company, $45,000 in financing costs relating to transactions with investment bankers that are no longer being pursued, and $27,300 in some final windup costs related to the FT disposition in late 2007.

In 2007, the Company incurred costs relating to restructuring, recruiting and relocating expenses associated with attracting the new management team totaling $637,730.  Such costs included a $205,183 severance payment to the former Chief Executive Officer, $30,558 in consulting fees to the former Chief Executive Officer, a $205,183 signing bonus to the new President and Chief Operating Officer, $196,806 of general legal costs associated with the preparation of employment agreements, severance agreements and stock option agreements.

NOTE 13 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company, its subsidiaries Delaware and FT (until the date of disposition of FT on November 12, 2007) are subject to United States federal and state taxes.

As at December 31, 2008, the Company and its US subsidiaries have net operating loss carryforwards of approximately $4,138,000 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $6,353,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2028.  The Company’s subsidiary DHI also has approximately $896,300 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.    The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 13 – INCOME TAXES (continued)

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	2008	2007

Income (Loss) before income taxes	$(10,006,456)	$(2,017,948)
Combined corporate tax rate	35.0%	34.1%

Expected corporate tax recovery (expense)	3,502,260	688,524

Effective foreign tax rate adjustment	(158,446)	-

Increase (decrease) resulting from:
Non-taxable gain on disposal	-	146,937
Effect of tax rate changes	(239,819)	(339,265)
Reduction in future tax benefits related to Auctomatic	(219,980)	-
Reduction in future tax benefits related to intangible assets	(1,038,825)	-
Non-taxable portion of domain name sales	154,637	-
Stock based compensation	(684,073)	(146,043)
Non-deductible items and other	(120,007)	7,736
Exchange adjustment to foreign denominated future tax assets	(153,388)	348,690
Change in valuation allowance due to disposal of subsidiary	-	(271,460)
Change in valuation allowance	(1,042,359)	(435,119)

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2008	2007

Deferred income tax assets:
Operating losses available for future periods	$3,099,956	$752,303
Property and equipment in excess of net book value	-	477,792
Intangible assets in excess of net book value	-	882,952
Other differences	14,408	-

	3,114,364	2,113,047
Deferred income tax liabilities
Property and equipment in excess of net book value	(28,325)	-
Intangible assets in excess of net book value	(210,552)	-
Other differences	-	(279,920)

	2,875,487	1,833,127
Valuation allowance	(2,875,487)	(1,833,127)

Net deferred income tax assets	$-	$-

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 14 – SEGMENTED INFORMATION

The Company’s eCommerce operations have historically been conducted in three business segments, Domain Advertising, eCommerce Products, and eCommerce Services. The business segment of eCommerce services ended upon the termination of the Company’s relationship with FT on November 12, 2007.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations from Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the year, and therefore no geographic segment reporting is required for 2008.

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2008

		eCommerce	eCommerce	Total
	Advertising	Products	Services
	$	$	$	$
Revenue	93,141	9,271,692	-	9,364,833
Segment Loss From Operations	(2,828,239)	(5,171,774)	-	(8,000,013)

As at December 31, 2008	$	$	$	$
Total Assets	1,665,723	5,942,565	-	7,608,288
Intangible Assets	1,398,417	189,046	-	1,587,463

For the year ended December 31, 2007

		eCommerce	eCommerce	Total
	Advertising	Products	Services
	$	$	$	$
Revenue	449,613	8,133,125	480,591	9,063,329
Segment Loss From Operations	(658,409)	(1,586,411)	(169,508)	(2,414,328)

As at December 31, 2007	$	$	$	$
Total Assets	1,384,718	8,196,489	-	9,581,207
Intangible Assets	1,384,718	260,343	-	1,645,061

The reconciliation of the segment profit to net income as reported in the consolidated financial statements is as follows:

	2008	2007

Segment Loss From Operations	$(8,000,013)	$(2,414,328)
Non-recurrring income
Global Cricket Venture expenses (Note 5)	(2,476,255)	-
Net proceeds from sales-type lease of domain names	498,829	-
Accretion expense	(96,700)	-
Interest and investment income	67,683	119,574
Gain on Disposal of Investment of FrequentTraveler.com Inc.		276,805
Net loss for the year	$(10,006,456)	$(2,017,949)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 15 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its office in Vancouver, Canada from an unrelated party for a 5-year period from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CDN $
2009	116,188
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 43% of basic rent.

Cricket Venture

The MOU with the BCCI and the IPL requires the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See also Note 5.  Pursuant to the terms of the MOU, the future minimum payments are listed in the table below.

	BCCI USD$	IPL USD$	TOTAL USD $
2009	2,625,000	1,625,000	4,275,000
2010	3,000,000	2,000,000	5,000,000
2011	3,750,000	2,500,000	6,250,000
2012	3,000,000	2,000,000	5,000,000
2013	3,000,000	2,000,000	5,000,000
2014	3,000,000	2,000,000	5,000,000
2015	3,000,000	2,000,000	5,000,000
2016	3,000,000	2,000,000	5,000,000
2017	3,250,000	2,250,000	5,500,000
2018	1,750,000	1,250,000	3,000,000

Although no formal amendment to the MOU has been executed, the parties have agreed to decrease the amount owing to the BCCI on October 1, 2009 of $750,000 was eliminated entirely.  The amounts due to the IPL have not changed.  The commitment schedule above reflects the original commitments according to the MOUs, not including any of the parties’ renegotiations.  Such payments made be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

NOTE 16– CONTINGENCY

A former Chief Executive Officer of DHI commenced a legal action against DHI on March 9, 2000 for wrongful dismissal and breach of contract.  He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages in an approximate amount of $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a Defense and Counterclaim against this individual claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.  To date, there has been no further action taken by the plaintiff since the filing of the initial legal action on March 9, 2000.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company issued shares of common stock to related parties pursuant to private placements in 2007 and 2008 as follows:

2008

On November 19, 2008, we closed a private placement financing in which Mr. Hampson invested $126,750.  Mr. Hampson received 195,000 restricted shares of common stock, two-year warrants to purchase 97,500 common shares at an exercise price of $0.78, and three-year warrants to purchase 97,500 common shares at an exercise price of $0.91.

On November 19, 2008, we closed a private placement financing in which Jonathan Ehrlich, our then President and Chief Operating Officer, invested $25,000.  Mr. Ehrlich received 38,461 restricted shares of common stock, two-year warrants to purchase 19,230 common shares at an exercise price of $0.78, and three-year warrants to purchase 19,230 common shares at an exercise price of $0.91.

On November 19, 2008, we closed a private placement financing in which Mark Melville, our Chief Corporate Development Officer, invested $35,000.  Mr. Melville received 53,846 restricted shares of common stock, two-year warrants to purchase 26,923 common shares at an exercise price of $0.78, and three-year warrants to purchase 26,923 common shares at an exercise price of $0.91.

2007

On September 24, 2007 we closed a $5,100,000 private placement financing in which Mr. Hampson invested $110,000.  Mr. Hampson received 55,000 restricted shares of our common stock.

On June 11, 2007, the Board of Directors of Live Current issued 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 additional shares of restricted common stock at the price of $1.25 effective until June 10, 2009 to Hampson Equities Ltd., a company owned and controlled by C. Geoffrey Hampson, our Chief Executive Officer, pursuant to a subscription agreement dated June 1, 2007.  The amount of the subscription was $1,000,000.

The Company has not entered into any other significant related party transactions with individuals or companies either owned or subject to significant influence by management, directors, and principal shareholders.

NOTE 18 – SUBSEQUENT EVENTS

Employment Severance Agreement

Pursuant to the terms and conditions of an employment severance agreement dated February 4, 2009 (the “COO Severance Agreement”) between the Company and its former President and Chief Operating Officer (“COO”), the COO resigned as the Company’s President and Chief Operating Officer and as an officer of the Company’s subsidiaries effective January 31, 2009.  The Company has agreed to pay the COO CDN$600,000, which consists of a severance allowance in the amount of CDN$298,000 and an accrued special bonus in the amount of CDN$250,000, less any and all applicable government withholdings and deductions, as well as other benefits in the amount of CDN$52,000.  The severance allowance and other benefits will be paid over a period of 12 months.  The accrued special bonus was expensed in 2008 when it became due and is included in bonuses payable at the year end.  The other benefits were owing to the COO before his resignation.  The payment of the net amount of the accrued special bonus is to be converted to equity and paid in restricted shares of the Company’s common stock over a period of 12 months.  The number of shares of common stock to be issued for each payment will be computed using the closing price of the common stock on the 15th day of each month or, in the event that the 15th day is not a trading day, on the trading day immediately before the 15th day of the month.  The Company has expensed the severance allowance in the first quarter of 2009.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the year ended December 31, 2008	Form 10-K - 2008

NOTE 18 – SUBSEQUENT EVENTS (continued)

Stock Issuances

On January 2, 2009, the Company issued 15,000 shares to the investor relations firm that was engaged to provide investor relations services to the Company.  This was the Company’s final share issuance to this investor relations firm.  The agreement has been terminated.

On January 8, 2009, the Company entered into an agreement whereby $120,776 of its accounts payable were extinguished in exchange for the issuance of 345,075 shares of its common stock.  As a result of this agreement, 172,538 shares were issued on January 22, 2009 and 172,537 shares were issued on February 20, 2009.

Termination of Agreement

In January 2009, the Company terminated the investor relations contract with the investor relations firm that had been engaged in 2008.

Stock Option Plan

In January 2009, 1,692,500 stock options were forfeited.

On March 25, 2009, a total of 115,000 stock options were granted to five of its full-time employees at an exercise price of $0.30 per share.

On March 25, 2009, our Board of Directors reduced the exercise price of all outstanding stock options granted pursuant to the Live Current Media Inc. Stock Incentive Plan to $0.65.  These options are held by our officers, directors, employees, consultants and agents.

Sales of Domain Names

In February and March of 2009, the Company sold two domain names to third party purchasers.  One domain name was sold for $1.25 million, to be paid in irregular instalments between February 2009 and February 2010.  The other domain name was sold for $400,000, to be paid in one full instalment in March 2009.

NOTE 19 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.