Form 10-Q
period 2009-03-31
Live Current Media Inc.
filed 2009-05-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

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

 (604) 453-4870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	23,934,268 shares outstanding
$.001 Par Value	as of May 15, 2009

 LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

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

While Management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in business model, the potential lack of website acceptance, its potential inability to introduce new products to the market, the potential loss of customer or supplier relationships, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by Management may also materially and adversely affect our results of operations.  Except as required by applicable law, Management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which begin at page F-1.

(b)           Business Overview

Live Current Media Inc. was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation”.  We changed our name on August 21, 2000 from Troyden Corporation to “Communicate.com Inc.”, and again on May 30, 2008 to Live Current Media Inc.  Since August 4, 2008, our common stock has been quoted on the OTCBB under the symbol, “LIVC”.

Our corporate website is located at www.livecurrent.com.  Information included on the website is not a part of this Quarterly Report.

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

We presently employ twenty-three full-time and one part-time employee, as well as one consultant.

Our principal office is located at #645-375 Water Street, Vancouver, British Columbia V6B 5C6.  We also lease an office at 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, WA 98168 for a nominal amount per month.

Operations

DHI, our majority-owned subsidiary, owns more than 800 domain names.  Through DHI, we build consumer internet experiences around our large portfolio of intuitive, easy to remember domain names.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Indonesia.com), and global trade (Importers.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  We have begun to exploit this traffic through the construction of consumer experiences online, which we call DestinationHubs®, at Perfume.com and Cricket.com.  DestinationHubs® tap into a large, passionate, pre-existing community of interested users.  From a technology and product standpoint, a DestinationHub® is architected for discovery, meaning it is built in such a way that it is found easily through search.  One of the best ways to ensure sites are found through search is to have a powerful domain name asset as a low-cost customer acquisition vehicle that easily enables ownership of that subject category.  Over time, we will build out additional DestinationHubs® at several of our domain names.  We may also choose to sell select domain names to strategic buyers.

We also own a number of .cn (China) domain names.  We believe that the .cn domain names could have significant value as the internet market in China develops.  We also have a number of non-core “bound.com” domain names that we may choose to develop that cover expansive categories of interest such as shoppingbound.com, pharmacybound.com and vietnambound.com.

We have organized our operations into two principal segments:  (1) ECommerce Products, which currently consists of our “Health and Beauty” websites, and (2) Advertising. Our Health and Beauty websites generate revenue by facilitating the sale of products direct to consumers (eCommerce).  Currently, our eCommerce revenues are primarily derived from the sale of fragrance products to consumers at our Perfume.com website.  Our sports and recreation, travel, and global trade websites generate revenues through the sale of online advertising space to advertisers, derived by offering “pay per click” and display advertising on various websites in our portfolio.

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

Travel

We currently host two travel websites; Brazil.com and Indonesia.com, as Vietnam.com was sold after March 31, 2009.  These sites seek to provide much of the information a traveler to these destinations might need.  Aside from information and access to flights and hotels, the sites provide basic facts about the countries (history, language, maps and facts), information on tourist attractions and major cities, weather, blogs from travelers and links to other sites about the destination.  We earn advertising revenues and affiliate commission revenues for the referred sales of hotels, flights and travel bookings from these websites.

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

Sale and Lease of Domain Names

We own more than 800 domain names.  We believe that there is high value in building businesses around the domain names we own, however we recognize that there are opportunities whereby selling or leasing them may be more valuable than exploiting the ownership value of the names.  We also recognize that selling some non-core domain names is an effective way to raise funds in a non-dilutive manner, and have successfully sold or leased two domain names in February 2009 with differing payment schedules, and another domain name subsequent to our quarter end.  We continue to evaluate any offers received.  In the future, we may buy domain names to complement our existing businesses in the health and beauty, sports, travel and global trade categories. In 2008, there was one outright sale and another sales-type lease of domain name assets.

Karate.com

On September 30, 2008, we signed a letter of intent with Domain Strategies, Inc., a leading internet development and management company, to jointly establish a new company (“Newco”) for the purpose of building, managing and monetizing the Karate.com domain name we own.  The partnership with Domain Strategies will provide management focus and resources to efficiently monetize the domain name.  We will contribute the domain name Karate.com to Newco and will receive a 50% interest of the new company, plus a distribution and liquidation preference of $500,000.  The Board of Directors of Newco will have equal representation from both partners with Domain Strategies having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  If after three years from the date of formation, Newco has not achieved the annual financial goals as set by management and approved by the Board, we have the right to terminate our participation in Newco and ownership of the domain name www.karate.com will revert back to us. In the event that we are the terminating party, Domain Strategies will have the right but not the obligation to purchase our interest in Newco, including the domain name www.karate.com for $1 million within 60 days of termination.

Global Cricket Venture

On April 17, 2008, we signed two Memoranda of Understanding (individually the “BCCI Memorandum” and the “IPL Memorandum” and, together, the “Memoranda”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The Memoranda, each of which had a term of 10 years, granted to us the exclusive right to provide the official websites for the BCCI and the IPL (the “Cricket Websites”).  As consideration for the rights conveyed, we agreed to pay a minimum annual fee to the BCCI of the greater of 50% of all revenues generated from the BCCI website or an average payment of $3 million per year and a minimum annual fee to the IPL of the greater of 50% of all revenues generated from the IPL website or an average payment of $2 million per year.  In addition to the annual fee, we agreed to pay a total of 5% of the revenues generated by a third website, Cricket.com, to the BCCI and the IPL.  Revenues were defined as all revenues generated by the Cricket Websites with the exception of revenues earned from the sale of tickets to the matches.  We agreed that the minimum annual fee would be paid on a quarterly basis during the first 3 years of the term.  The payments, when made, may have been subject to certain withholding or other taxes which we may have been required to gross up pursuant to the terms of the Memoranda.  The first payment to the BCCI of $625,000 was due on October 1, 2008, with additional payments of $625,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  The first payment to the IPL of $375,000 was due on October 1, 2008, with additional payments of $375,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  The payment due to the BCCI was decreased to $125,000 pursuant to an agreement we reached with the BCCI. We did not make any of the payments called for by the Memoranda.

In conjunction with our execution of the Memoranda, we signed an agreement (the “Venture Agreement”) with Netlinkblue, the owner of the live streaming and mobile rights to the BCCI and IPL cricket matches.  Under the Venture Agreement, we and Netlinkblue agreed to create a new company into which we would transfer our rights under the Memoranda and Netlinkblue would transfer the rights it acquired to live stream the matches.  As contemplated by the Venture Agreement, a company was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture”).  Our wholly-owned subsidiary, LCM Cricket Ventures, currently owns 50.05% of the shares of Global Cricket Venture.  Pursuant to the Venture Agreement, once we and Netlinkblue each transfer the rights we received from the BCCI and the IPL into Global Cricket Venture, certain rights and obligations will arise, including the obligation that each of us provides funding to Global Cricket Venture.  As described below, on March 31, 2009, we and the BCCI jointly terminated the BCCI Memorandum and we assigned the IPL Memorandum to Global Cricket Venture.  To our knowledge, Netlinkblue has not transferred the rights it received from the BCCI and the IPL to Global Cricket Venture, therefore, as of March 31, 2009, we do not believe that we have an obligation to provide funding to Global Cricket Venture.  The Venture Agreement also required that we and Netlinkblue negotiate and enter into definitive agreements with further terms and conditions to govern our relationship.  To date, no definitive agreements have been prepared.

On March 31, 2009, we and the BCCI entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On that same date, we, Global Cricket Venture and the BCCI, on behalf of the IPL, entered into a Novation Agreement (the “Novation”) with respect to the IPL Memorandum.  Pursuant to the Novation, Global Cricket Venture was granted all of our rights, and assumed all of our obligations, under the IPL Memorandum.  Global Cricket Venture also assumed certain payments due to the BCCI under the BCCI Memorandum.

As a result of the Novation,

•	Global Cricket Venture, a 50.05% owned subsidiary, rather than Live Current, is the party to the IPL Memorandum;

•	the term of the IPL Memorandum was modified, so that it began on April 1, 2008 and will end on December 31, 2017;

•
the minimum payment due on October 1, 2008 to the BCCI of $125,000, reduced from $625,000, and any other payments owed to the BCCI through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009.  We will be fully released from these liabilities once Global Cricket Venture makes these payments;

•
the minimum payment due on October 1, 2008 to the IPL of $375,000, and any other payments owed to the IPL through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009.  We have been fully released from these liabilities;

•	a right to terminate the IPL Memorandum due to a material breach or on the insolvency of either party was added; and

•	the “Minimum Annual Fee Payment Schedule” (Schedule 2 to the IPL Memorandum) was revised. The first payment of $2,250,000 is due on July 1, 2009.

The $375,000 owing to the IPL for the October 1, 2008 minimum payment under the IPL Memorandum that was accrued and expensed in 2008 was reversed on March 31, 2009.  The $625,000 owing to the BCCI for the October 1, 2008 minimum payment under the BCCI Memorandum that was accrued and expensed in 2008 was renegotiated to $125,000.  Therefore $500,000 was reversed on March 31, 2009.  The $625,000 owing to the BCCI for the January 1, 2009 minimum payment under the BCCI Memorandum was accrued and expensed in the first quarter of 2009.  The two minimum payments of $125,000 and $625,000 owing to the BCCI as at March 31, 2009 were assumed by Global Cricket Venture, however the release of the Company's obligation to make the payments is contingent on Global Cricket Venture making the payments on or before July 1, 2009.

During the first quarter of 2009, the Company incurred $227,255 of costs relating to initial performance of its obligations under the Memoranda with each of the BCCI and the IPL and establishing Global Cricket Venture with Netlinkblue.  These costs relate to, but are not limited to, expenditures for business development, travel, consulting, and salaries.

Due to the reversal of the $375,000 and $500,000 accrued liabilities at December 31, 2008, the recognition of $625,000 owing for the January 1, 2009 BCCI minimum payment, and the costs incurred of $227,255 as noted above, there was a net recovery of Global Cricket Venture expenses of $22,745 recorded during the quarter.

(c)           Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended March 31, 2009.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs	32,562	-
Corporate general and administrative	118,210	447,895
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	774,972	1,073,546
Corporate marketing	2,454	26,459
ECommerce marketing	111,422	149,187
Other expenses	346,564	629,856
Total Expenses	1,564,570	2,512,022

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(1,198,807)	(2,149,605)
		-
Global Cricket Venture recovery (expenses)	22,745	(55,317)
Gain from sales and sales-type lease of domain names	580,525	168,206
Accretion expense	(40,000)	-
Interest and investment income	890	42,498
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(634,647)	$(1,994,218)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

BALANCE SHEET DATA
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current Assets	835,612	2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	947,389	1,042,851
Website development costs	348,061	392,799
Intangible assets	1,557,267	1,587,463
Goodwill	2,428,602	2,428,602
Total Assets	$6,116,931	$7,608,288

Liabilities
Current Liabilities	3,932,643	5,297,307
Deferred lease inducements	50,345	55,380
Total Liabilities	3,982,988	5,352,687

Stockholders' Equity
Common Stock	15,216	14,855
Additional paid-in capital	15,285,508	14,772,880
Accumulated deficit	(13,166,781)	(12,532,134)
Total Stockholders' Equity	2,133,943	2,255,601
Total Liabilities and Stockholders' Equity	$6,116,931	$7,608,288

(d)           Results of Operations

Sales and Costs of Sales

Overall, combined sales in Q1 of 2009 totaled $1,752,382 versus $1,848,479 in Q1 of 2008, a decrease of 5.2%. Most of this decrease was driven by a decrease in sales on Perfume.com as noted below.  Overall, Health and Beauty eCommerce product sales, consisting of Perfume.com sales, represented 98.2% of total revenues in Q1 of 2009, compared to approximately 98.5% of total revenues in Q1 of 2008.

Costs of sales were $1,386,619 in Q1 of 2009 compared to $1,486,062 during Q1 of 2008, a decrease of 6.7%.  The decrease of costs of sales in Q1 of 2009 over Q1 of 2008 is in line with the decrease in Perfume.com sales for the quarter.

Overall gross margin in Q1 of 2009 was $365,763 or 20.9% compared to a gross margin of $362,417 or 19.6% in Q1 of 2008.  This increase in the overall gross margin from Q1 of 2008 is due to efficient product merchandising efforts and a decrease in exposing coupons and discounts.

Health and Beauty eCommerce Sales

Our Health and Beauty eCommerce sales result from the sale of fragrances, designer skin care and hair care products to customers at Perfume.com.  Our results from the first quarter of 2008 include eCommerce monetization of Body.com which ended in early 2008.  Perfume.com accounted for nearly all of our eCommerce sales in 2008 and 2009 and we expect that this will continue in the short term.

The most recent quarters have presented great challenges for all retailers including eCommerce, due to the worldwide economic downturn.  The industry has seen a decrease in consumer spending on discretionary items.  Such a decrease will likely adversely affect the revenues from Perfume.com over the short-term.

Perfume.com revenues decreased 5.5% to $1,720,167 in Q1 of 2009 from $1,820,188 in Q1 of 2008.  Daily sales averaged $19,113 per day in Q1 of 2009 compared to $20,002 per day in Q1 of 2008.  In Q4 of 2008, we began reflecting revenues for orders that were in transit at quarter end as deferred revenues, where these amounts were not material and therefore not recorded as such in prior years.  At the end of March, 2009, this represented approximately $63,000 in deferred revenues.  Without this effect in Q1 of 2009, the decrease in Perfume.com revenues year over year was only 2.0%.  Revenue growth was challenged as a result of continued softening of consumer discretionary spending in the US market.  Additionally, in Q1 2009 we did not publish as many promotions with large product discounts that have historically driven top line revenue and eroded margin.  We also eliminated inefficient marketing programs that drove revenue in 2008 but were not profitable.

Costs of shipping and purchases totaled $1,386,619 in Q1 of 2009 versus $1,485,510 in Q1 of 2008.  This produced a gross margin of $333,548 or 19.4% in Q1 of 2009 compared to $334,678 or 18.4% in Q1 of 2008.  Gross profit margin in Q1 2009 increased compared to Q1 of 2008 primarily due to nominal decreases in our product discounting during the quarter, as well as a decrease in shipping costs attributed to a slight decrease in oil prices.  Management anticipates that, subject to any further downturn in general economic conditions, it will maintain this profit margin through 2008 and into 2009.  Over the next several quarters, Management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should increase gross margins by the end of 2010.

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

Advertising

In Q1 of 2009, we generated advertising revenues of $24,453 compared to $27,836 in Q1 of 2008, a decrease of 12.2%.  Management has been able to establish new advertising relationships that have increased quarterly advertising revenues.  In Q1 of 2009, advertising accounted for 1.4% of total revenues, compared to 1.5% of total revenues in Q1 of 2008.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as Management continues to investigate new monetization opportunities with vendors, and realigns to increase advertising options available on our properties. In the medium-term, Management expects advertising revenues to be an important part of overall revenue.

Domain Name Leases and Sales

In 2008, we entered into one agreement for a sales-type lease of one of our domain names for CDN$200,000 and one agreement for an outright sale of another domain name for CDN$500,000.  The net gain on the disposal of these two domain names was USD$498,829 as disclosed in the 2008 consolidated financial statements.

We have announced our intention to sell six of our non-core but highly valuable dot.com domain names from our portfolio in order to provide additional working capital in a non-dilutive manner.  We engaged the services of brokers to assist us with sales of our domain names.  As a result of these relationships, we successfully sold or leased two domain names in February 2009, as well as one additional domain name subsequent to the first quarter of 2009.  We continue to evaluate any interest we receive from domain name buyers, and continue to consider acquiring certain other domain names that would complement either our advertising or eCommerce businesses.

General and Administrative (G&A) Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.

In Q1 of 2009, we incurred total general and administrative expense of $198,430 or 11.3% of total sales as compared to $617,880 or 33.4% of total sales in Q1 of 2008, a decrease of $419,450 or 67.9%.  This total includes corporate and eCommerce related general and administrative costs.  Management expected general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows, and has been able to successfully achieve this decrease in the first quarter of 2009.

Corporate general and administrative costs of $118,210 have decreased over Q1 of 2008 by $329,685.  This was primarily due to a decrease in corporate legal of approximately $151,000 compared to the same period last year due to the addition of in-house legal counsel in May 2008.  Other significant expenses included a decrease of approximately $111,000 of corporate travel and entertainment expenses and $25,000 in decreased rent and overhead due to cost-cutting procedures implemented in late 2008 and early 2009.  The remainder of the difference is due to the declining value in the Canadian dollar against the US dollar between the first quarter of 2009 and the first quarter of 2008.  In total, these expenses accounted for 6.75% of total revenues in Q1 of 2009, compared to 24.2% in Q1 of 2009.

We anticipate that we may incur additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission for companies listed on the OTCBB with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs in Q1 of 2009 decreased by $89,765 over Q1 of 2008 primarily due to the fact that Q1 of 2008 included approximately $105,000 in expenses relating to our search for executive employees and additions to our Perfume.com business.  Some eCommerce general and administrative costs that increased in Q1 of 2009 over Q1 of 2008 included $10,000 in Perfume.com related travel.  These expenses represented 6.5% of eCommerce sales in Q1 of 2009, compared to 8.2% of eCommerce sales in Q1 of 2008.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and Management’s continued focus on growing the eCommerce business throughout 2008 and into 2009.  Management expects to maintain eCommerce general and administrative costs below 10% of eCommerce sales.

Management Fees and Employee Salaries

In Q1 of 2009, we incurred total management fees and staff salaries of $774,972 compared to $1,073,546 in Q1 of 2008.  This amount includes stock based compensation of $386,512 in Q1 of 2009 and $482,144 in Q1 of 2008.  Excluding these amounts, management fees and employee salaries expense in Q1 of 2009 was $388,460 and in Q1 of 2008 was $591,402.  This produced a decrease of 34.3% in Q1 of 2009 over Q1 of 2008.  This decrease was primarily due to the layoffs which occurred in early 2009.

Management fees and staff salaries, excluding stock-based compensation, represented 22.2% of total revenues in Q1 of 2009 compared to 32.0% in Q1 of 2008.  Since the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were terminated, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  Given the caliber of current management, employees and consultants, we anticipate maintaining salary expense at approximately 20% of revenues.

On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.  The stock option grants included in the repricing initially had exercise prices between $0.65 and $3.30.  The incremental value of $92,237 relating to the fair values at the date of the reduction in price has been included in the stock compensation expense for the period.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to these methods in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that result in a successful sale.  In Q1 of 2009, total marketing expenses were $113,876 or 6.5% of total revenues, compared to $175,646 or 9.5% of total revenues in Q1 of 2008.  This resulted in a 35.2% decrease for the period compared to the same period last year.

Expenses related to corporate activity, which we classify as corporate marketing expenditures totalled $2,454 in Q1 of 2009, compared to $26,459 in Q1 of 2008.  These expenses consisted entirely of costs related to public relations, which were higher in 2008 due to the repositioning of our business in early 2008.

ECommerce marketing expenses relate entirely to advertising costs incurred in our eCommerce business, particularly email advertising, search engine marketing, and affiliate marketing programs.  ECommerce marketing expenses in Q1 of 2009 were $111,422 or 6.5% of eCommerce sales, compared to $149,187 or 8.2% of eCommerce sales in Q1 of 2008.  These expenses decreased steadily during 2008 due to management’s decision to move key marketing efforts in-house, thereby eliminating agency expenses, as well as to take steps to increase the effectiveness of our search engine and email marketing campaigns for Perfume.com.  We believe that customer acquisition is the key to accelerated growth, and deploying direct, measurable marketing vehicles like search, email, and affiliate marketing account for the largest part of these marketing expenditures.

Organic search rankings for Perfume.com currently perform adequately.  However, we believe when these results are complemented with targeted, paid keyword advertising at opportune times, it brings additional traffic to Perfume.com.  We believe that the more strategic and measurable advertising expenditures implemented during the last fiscal year were a contributing factor to increased revenues in 2008.

Marketing costs coincide with revenue growth and are expected to be in the range of 10% of gross product revenue. We have been able to maintain marketing costs below 10% of revenues while aggressively marketing our products and services.

Other Expenses

During Q1 of 2009, we incurred various restructuring costs of $346,564, consisting of $264,904 in severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements, as well as $81,660 in signing bonuses owing to our Chief Corporate Development Officer.

During Q1 of 2008, we incurred various restructuring costs of $629,856 relating to establishing the new management team.  These included approximately $168,400 in severance payments and $25,700 in consulting fees for assistance with the transition of the new management team, both of which were paid to our former Chief Financial Officer, $317,100 in signing bonuses which were paid to our new Chief Corporate Development Officer and our new Vice President Finance, additional severance of $53,600 paid to one of our full time employees, $39,800 in costs related to changing our name and rebranding, and $25,300 in some final windup costs related to the disposition of Frequent Traveler in late 2007.

(e)           Liquidity and Capital Resources

We generate cash inflows from (i) the sale of third-party products over the Internet; (2) "pay-per-click" advertising; (3) selling advertising on media rich websites with relevant content; and (4) the sale or lease of domain name assets.  However, during the 2008 fiscal year and the first quarter of 2009, our cash inflows were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during, and subsequent to, the quarter ended March 31, 2009.

As at March 31, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,097,031, compared to a working capital deficiency of $3,164,157 at the fiscal year ended December 31, 2008.  During the three months ended March 31, 2009, we incurred a net loss after other items of $634,647, compared to a net loss after other items of $1,994,218 during the three months ended March 31, 2008.  This quarter’s net loss includes gains from sales and sales-type lease of domain names of $580,525 compared to $168,206 during the same period last year, as well as a recovery on the expenses for the Global Cricket Venture of $22,745 this quarter compared to expenses of $55,317 in the same period last year.  We had a decrease in cash of $1,259,932 during the first quarter of 2009 compared to a decrease in cash of $2,469,500 during the first quarter of 2008.    From the beginning of the fiscal year to March 31, 2009, we increased our accumulated deficit to $13,166,781 from $12,532,134 and have stockholders’ equity of $2,133,943.

The decrease in cash for the three month period primarily included cash outlays to pay off some large accounts payable that had been accrued at the December 31, 2008 fiscal year end, especially from our vendors relating to sales volume from December 2008.  Other payments that were either unusual or non-operational in nature included $161,000 that was paid during the quarter related to Global Cricket Venture expenses incurred to perform under the agreements with BCCI, IPL and NLB.

Operating Activities

Operating activities in the three months ended March 31, 2009 resulted in cash outflows of $1,903,550 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $386,513 and the gain from the sales and sales-type lease of domain names of $580,525.  Operating activities also included a significant decrease in accounts payable of $1,444,566.  In the three months ended March 31, 2008, cash outflows of $1,959,299 were primarily due to the loss of the period.

Investing Activities

Investing activities during the three months ended March 31, 2009 generated cash inflows of $643,618, primarily due to proceeds received from the sale and sales-type lease of domain names.  During the three months ended March 31, 2008, cash from investing activities used $510,201 primarily consisting of accrued expenses relating to deferred acquisition costs of $111,265 as well as paid deferred acquisition costs of $121,265, both pursuant to the Auctomatic merger.  Investing activities in the period also included purchases of $154,069 for property and equipment and $147,025 spent in website development costs.

Financing Activities

There were no financing activities in either the three months ended March 31, 2009 or the three months ended March 31, 2008.

Future Operations

At quarter end, we had a working capital deficiency, and for over the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquiring of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-core domain name assets.

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

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We are also continuing to seek opportunities to sell selected domain names in order to address short term liquidity needs.  As a result, we have entered into agreements with brokers to sell several of our non-core but highly valuable dot-com domain names from our portfolio of more than 800 domain names.  Two domain names were sold or leased during the first quarter of 2009 for $1.65 million.  After the end of the quarter, we sold an additional domain name for proceeds of $400,000.  We anticipate that further strategic sales of these domain names, if successful, will provide us with the required cash to meet our working capital needs, to fund cricket related expenditures, and to provide for general operating capital needs over the next 12 to 18 months.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur.

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

The first payment due from Global Cricket Venture to the BCCI and the IPL is to be paid on July 1, 2009.  The amount of the payment is $2,250,000.  If Global Cricket Venture, a 50.05% owned subsidiary, is unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, it may be exposed to a loss of rights and opportunities, or potential liability for defaulting on its payment.  Such claims could include breach of contract, lack of performance and other claims for damages.  If these events were to occur, they could have a negative effect on our overall anticipated results of operations and performance.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-Balance Sheet commitments as disclosed in the notes to the interim consolidated financial statements, included at page F-1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

(f)           Application of Critical Accounting Policies

Our interim consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles.  Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions is critical to an understanding of our operating results and financial position.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss for the quarter ended March 31, 2009 of $634,647 ($10,006,456 for the year ended December 31, 2008) and realized a negative cash flow from operating activities of $1,903,550 for the quarter ended March 31, 2009 ($4,854,260 for the year ended December 31, 2008).  There is an accumulated deficit of $13,166,781 (December 31, 2008 - $12,532,134) and a working capital deficiency of $3,097,031 at March 31, 2009 ($3,164,157 at December 31, 2008).

Our ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from our investors, our ability to raise equity financing and the attainment of profitable operations and further share issuances to meet our liabilities as they become payable, including our commitments for Global Cricket Venture, if any.  The outcome of these matters is dependant on factors outside of our control and cannot be predicted at this time.

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

Principles of consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiary Delaware, our wholly-owned subsidiary LCM Cricket Ventures, our 98.2% (December 31, 2007 - 94.9%) interest in our subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors to our websites from other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record web advertising revenues on a gross basis.

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In the first quarter of 2009, there was a sale of one domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.

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

In August 2007, our board of directors approved a Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) or non-qualified stock options to be granted to our employees, and other stock options to be granted to our employees, officers, directors, consultants, independent contractors and advisors, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of our securities.  Our shareholders approved the Stock Incentive Plan at the 2008 Annual General Meeting.

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

On March 25, 2009, our Board of Directors approved a reduction in the exercise price of stock option grants previously made under the 2007 Incentive Stock Option Plan.  No other terms of the plan or the grants were modified.

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at March 31, 2009 is recorded at cost of $47,421 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

Website Development Costs

We adopted the provisions of EITF No. 00-2, Accounting for Web Site Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

Intangible Assets

We adopted the provision of FAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of our fair value to book value.

Our intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2009.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with FAS No. 142, Accounting for Goodwill and Other Intangible Assets, we are required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

The goodwill impairment test is a two-step impairment test.  In the first step, we compare the fair value of each reporting unit to its carrying value.  We determine the fair value of our reporting units using a discounted cash flow approach.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

We assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to March 31, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

(g)           Recent Accounting Pronouncements

FAS 162
In May, 2008, the FASB issued FAS 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect that this Statement will result in a change in current practice.

Recently Adopted Accounting Pronouncements

FAS 161
In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133. FAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  FAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us was the fiscal year beginning January 1, 2009.  We adopted FAS 161 at January 1, 2009, however the adoption of this statement did not have a material effect on our financial results.

FSP FAS 142-3
In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets.  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature.  FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, which for us was the fiscal year beginning January 1, 2009.  We adopted FAS 142-3 at January 1, 2009, however the adoption of this statement did not have a material effect on our financial results.

FAS 141(R)
In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS 141(R) was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which for us was the fiscal year beginning January 1, 2009.  We adopted FAS 141(R) at January 1, 2009, however the adoption of this statement did not have a material effect on our financial results.

FAS 160
In December 2007, the FASB issued FAS 160 Noncontrolling Interests in Consolidated Financial Statements, and simultaneously revised FAS 141 Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  We adopted FAS 160 at January 1, 2009, however the adoption of this statement did not have a material effect on our financial results.

FAS 157
In September 2006, the FASB issued FAS 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements.

In 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on our financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 3.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which for us was the fiscal year beginning January 1, 2009.

We applied the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis at January 1, 2009.  We adopted these requirements of FAS 157 at January 1, 2009, however the adoption of this statement did not have a material effect on our financial results.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of our financial assets.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

C. Geoffrey Hampson, our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

During the quarter covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

We are not aware of any pending or threatened material legal proceedings that arose during the quarter.

Item 1A: Risk Factors.

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) we did not modify the instruments defining the rights of our shareholders, and (ii) no rights of any shareholders were limited or qualified by any other class of securities.

During Q1 of 2009, we issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On January 2, 2009, we issued 15,000 shares of common stock to Lexington Advisors LLC, an investor relations firm, as full consideration for services rendered.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning our business and prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

On January 8, 2009, we issued 345,075 shares of common stock to a law firm, Richardson & Patel LLC, in payment of services that had been rendered to us having a value of $120,776.   The offer and sale of the securities were exempt from the registration requirements of the Securities Act in accordance with Section 4(2).  The offer and sale was not effected through any general solicitation or general advertising and the offeree was an accredited investor.

Item 3: Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of ours.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4: Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months of the fiscal year covered by this report.

Item 5: Other Information.

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6: Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	Amendment to Bylaws (3)
10.1	Novation Agreement dated March 31, 2009 among Live Current Media, Inc., Global Cricket Ventures Pte. Ltd. and Board of Control for Cricket in India (4)
10.4	Mutual Termination Agreement dated March 31, 2009 between Live Current Media, Inc. and Board of Control for Cricket in India (4)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer
32.2	Section 906 Certificate of Principal Financial Officer

(1) Previously filed as an exhibit to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2) Previously filed as an exhibit to Live Current Media Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

(3 Previously filed as an exhibit to Live Current Media Inc.’s Current Report on Form 8-K as filed on August 22, 2007 and incorporated herein by this reference.

(4) Previously filed as an exhibit to Live Current Media Inc.’s Current Report on Form 8-K filed on April 8, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.
Dated: May 15, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Financial Officer)

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$572,588	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	100,035	93,582
Prepaid expenses and deposits	92,145	109,543
Inventory	47,421	74,082
Current portion of receivable from sales-type lease (Note 11)	23,423	23,423
Total current assets	835,612	2,133,150

Long-term portion of receivable from sales-type lease (Note 11)	-	23,423
Property & equipment (Note 7)	947,389	1,042,851
Website development costs (Note 8)	348,061	392,799
Intangible assets	1,557,267	1,587,463
Goodwill (Note 6)	2,428,602	2,428,602
Total Assets	$6,116,931	$7,608,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,922,350	$4,131,264
Bonuses payable	81,660	235,650
Due to shareholders of Auctomatic (Note 6)	829,799	789,799
Deferred revenue	78,696	120,456
Current portion of deferred lease inducements (Note 9)	20,138	20,138
Total current liabilities	3,932,643	5,297,307

Deferred lease inducements (Note 9)	50,345	55,380
Total Liabilities	3,982,988	5,352,687

STOCKHOLDERS' EQUITY
Common Stock (Note 10)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
23,906,445 common shares (December 31, 2008 - 23,546,370)	15,216	14,855
Additional paid-in capital	15,285,508	14,772,880
Accumulated deficit	(13,166,781)	(12,532,134)
Total Stockholders' Equity	2,133,943	2,255,601
Total Liabilities and Stockholders' Equity	$6,116,931	$7,608,288

Commitments and Contingency (Notes 15 and 16)
Subsequent Events (Note 18)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous and other income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs (Note 8)	32,562	-
Corporate general and administrative	118,210	447,895
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	774,972	1,073,546
Corporate marketing	2,454	26,459
ECommerce marketing	111,422	149,187
Other expenses (Note 12)	346,564	629,856
Total Expenses	1,564,570	2,512,022

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(1,198,807)	(2,149,605)

Global Cricket Venture recovery (expenses) (Note 5)	22,745	(55,317)
Gain from sales and sales-type lease of domain names (Note 11)	580,525	168,206
Accretion expense (Note 6)	(40,000)	-
Interest and investment income	890	42,498
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(634,647)	$(1,994,218)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2007 (audited)	21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753
Stock-based compensation (Note 10d)			2,111,354		2,111,354
Issuance of 586,403 common shares per the merger
agreement with Auctomatic (Note 6)	586,403	586	1,137,533		1,138,119
Issuance of 33,000 common shares to investor relations firm (Note 10b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 10b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 10e)			45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 10b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 10b)	1,627,344	1,627	1,056,148		1,057,775
Share issue costs (Note 10b)			(86,803)		(86,803)
Extinguishment of accounts payable (Note 10b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(10,006,456)	(10,006,456)
Balance, December 31, 2008 (audited)	23,546,370	14,855	14,772,880	(12,532,134)	2,255,601
Stock-based compensation (Note 10d)			386,513		386,513
Issuance of 15,000 common shares to investor relations firm (Note 10b)	15,000	15	5,685		5,700
Extinguishment of accounts payable (Note 10b)	345,075	346	120,430		120,776
Net loss and comprehensive loss				(634,647)	(634,647)
Balance, March 31, 2009 (unaudited)	23,906,445	$15,216	$15,285,508	$(13,166,781)	$2,133,943

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net loss for the period	$(634,647)	$(1,994,218)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names	(580,525)	(168,206)
Accretion expense	40,000	-
Stock-based compensation	386,513	482,144
Accrued and unpaid bonuses payable	81,660	-
Issuance of common stock (Note 10b)	5,700	-
Extinguishment of accounts payable by issuance of common stock (Note 10b)	120,776	-
Amortization and depreciation	130,728	15,266
Amortization of deferred lease inducements	(5,035)	(5,035)
Change in operating assets and liabilities:
Accounts receivable	(6,453)	(3,290)
Prepaid expenses and deposits	17,398	81,112
Inventory	26,661	-
Accounts payable and accrued liabilities	(1,444,566)	(333,637)
Deferred revenue	(41,760)	(33,435)
Cash flows used in operating activities	(1,903,550)	(1,959,299)

INVESTING ACTIVITIES
Accrued expenses relating to deferred acquisition costs	-	(111,265)
Deferred acquisition costs	-	(121,265)
Net proceeds from sale of domain name	358,130	-
Net proceeds from sales-type lease of domain name	313,423	23,423
Purchases of property & equipment	(2,704)	(154,069)
Website development costs (Note 8)	(25,231)	(147,025)
Cash flows from (used in) investing activities	643,618	(510,201)

Net decrease in cash and cash equivalents	(1,259,932)	(2,469,500)

Cash and cash equivalents, beginning of period	1,832,520	7,375,245
Cash and cash equivalents, end of period	$572,588	$4,905,745

See accompanying notes to consolidated financial statements

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

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

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  This subsidiary was incorporated in relation to the Auctomatic transaction. Refer to Note 6.

The Company’s other subsidiary, DHI, owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 612793 B.C. Ltd. (“612793”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and removed from the registrar of companies of British Columbia on January 21, 2009.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss for the quarter ended March 31, 2009 of $634,647 ($10,006,456 for the year ended December 31, 2008) and realized a negative cash flow from operating activities of $1,903,550 for the quarter ended March 31, 2009 ($4,854,260 for the year ended December 31, 2008).  There is an accumulated deficit of $13,166,781 (December 31, 2008 - $12,532,134) and a working capital deficiency of $3,097,031 at March 31, 2009 ($3,164,157 at December 31, 2008).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable, including its commitments for the Global Cricket Venture as disclosed in Note 5 and Note 15.   The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.

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

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% (December 31, 2007 - 94.9%) interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors to the Company’s websites from other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records web advertising revenues on a gross basis.

Revenue from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectibility of the proceeds is reasonably assured.  In the first quarter of 2009, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Revenue from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the first quarter of 2009, there was one sales-type lease of a domain name.  In 2008, there was one sales-type lease of a domain name.  See also Note 11.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions
The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars.  In accordance with FAS 52, Foreign Currency Translation, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive loss.  There was no effect to comprehensive loss related to the share conversion with DHI.

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Comprehensive loss
Comprehensive loss includes all changes in equity of the Company during a period except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive loss includes net loss and other comprehensive loss (“OCL”).  The major components included in OCL are cumulative translation adjustments arising on the translation of the financial statements of self-sustaining foreign operations and unrealized gains and losses on financial assets classified as available-for-sale, of which the Company has none.

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

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of goods and services taxes (GST) receivable and advertising revenues receivable.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably collectible and therefore no allowance for doubtful accounts has been reflected at quarter end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at March 31, 2009 is recorded at cost of $47,421 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

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

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

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

Intangible assets
The Company has adopted the provisions of FAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under FAS 142, intangible assets with indefinite lives are no longer amortized and are tested for impairment annually.  The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2009.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with FAS No. 142, Accounting for Goodwill and Other Intangible Assets, the Company is required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to March 31, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period.  Total advertising expense for the quarter ended March 31, 2009 of $113,876 (quarter ended March 31, 2008 - $175,646) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FAS 123(R) and the conclusions reached by the EITF in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

On March 25, 2009, the Board of Directors approved a reduction in the exercise price of Stock Option grants previously made under the 2007 Incentive Stock Option Plan.  No other terms of the plan or the grants were modified.  See also Note 10(d).

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
On January 1, 2007, the Company adopted the following new critical accounting policy related to income tax.  The Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  The Company also evaluated the quarter ended March 31, 2009.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Recent Accounting Pronouncements

FAS 162
In May, 2008, the FASB issued FAS 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that this Statement will result in a change in current practice.

Recently Adopted Accounting Pronouncements

FAS 161
In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133.  FAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted FAS 161 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

FSP  FAS 142-3
In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets.  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature.  FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted FAS 142-3 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

FAS 141(R)
In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS 141(R) was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted FAS 141(R) at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

FAS 160
In December 2007, the FASB issued FAS 160 Noncontrolling Interests in Consolidated Financial Statements, and simultaneously revised FAS 141 Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  The Company adopted FAS 160 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

FAS 157
In September 2006, the FASB issued FAS 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements.

In 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on its financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 3.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which for the Company was the fiscal year beginning January 1, 2009.

The Company applied the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis at January 1, 2009.  The adoption of this statement did not have a material effect on its financial results.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of our financial assets.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

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

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and receivable from sales-type lease.  The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally immaterial and are not collateralized. Management regularly monitors the financial condition of its customers to reduce the risk of loss.

Fair values of Financial Instruments
As described in Note 2, the Company adopted all provisions of FAS 157 as of January 1, 2009.  FAS 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivable from sales-type lease, accounts payable, bonuses payable and due to shareholders of Auctomatic.  The Company did not elect to value its financial assets or liabilities in accordance with FAS 159. The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 4 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2008 – 98.2%) of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method.  There was no effect to the consolidated financial statements in the quarter ended March 31, 2009 to the non-controlling interest of DHI.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 5 – GLOBAL CRICKET VENTURE

On April 17, 2008, the Company signed 2 Memoranda of Understanding (individually the “BCCI Memorandum” and the “IPL Memorandum” and, together, the “Memoranda”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The Memoranda, each of which had a term of 10 years, granted to the Company the exclusive right to provide the official websites for the BCCI and the IPL (the “Cricket Websites”).  As consideration for the rights conveyed, the Company agreed to pay a minimum annual fee to the BCCI of the greater of 50% of all revenues generated from the BCCI website or an average payment of $3 million per year and a minimum annual fee to the IPL of the greater of 50% of all revenues generated from the IPL website or an average payment of $2 million per year.  In addition to the annual fee, the Company agreed to pay a total of 5% of the revenues generated by a third website, Cricket.com, to the BCCI and the IPL.  Revenues were defined as all revenues generated by the Cricket Websites with the exception of revenues earned from the sale of tickets to the matches.  The Company agreed that the minimum annual fee would be paid on a quarterly basis during the first 3 years of the term.  The payments, when made, may have been subject to certain withholding or other taxes which the Company may have been required to gross up pursuant to the terms of the Memoranda.  The first payment to the BCCI of $625,000 was due on October 1, 2008, with additional payments of $625,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  The first payment to the IPL of $375,000 was due on October 1, 2008, with additional payments of $375,000 due on January 1, 2009, April 1, 2009 and July 1, 2009.  The Company did not make any of the payments called for by the Memoranda.

In conjunction with its execution of the Memoranda, the Company signed an agreement (the “Venture Agreement”) with Netlinkblue, the owner of the live streaming and mobile rights to the BCCI and IPL cricket matches.  Under the Venture Agreement, the Company and Netlinkblue agreed to create a new company into which the Company would transfer its rights under the Memoranda and Netlinkblue would transfer the rights it acquired to live stream the matches.  As contemplated by the Venture Agreement, a company was incorporated in Singapore on June 10, 2008 and named Global Cricket Venture Pte. Ltd. (“Global Cricket Venture”).  The Company’s wholly-owned subsidiary, LCM Cricket Ventures, currently owns 50.05% of the shares of Global Cricket Venture.  Pursuant to the Venture Agreement, once the Company and Netlinkblue each transfer the rights received from the BCCI and the IPL into Global Cricket Venture, certain rights and obligations will arise, including the obligation that each provides funding to Global Cricket Venture.  As described below, on March 31, 2009, the Company and the BCCI jointly terminated the BCCI Memorandum and the Company assigned the IPL Memorandum to Global Cricket Venture.

On March 31, 2009, the Company and the BCCI entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On that same date, the Company, Global Cricket Venture and the BCCI, on behalf of the IPL, entered into a Novation Agreement (the “Novation”) with respect to the IPL Memorandum.  Pursuant to the Novation, Global Cricket Venture was granted all of the Company’s rights, and assumed all of its obligations, under the IPL Memorandum.  Global Cricket Venture also assumed certain payments due to the BCCI under the BCCI Memorandum.

As a result of the Novation,

•	Global Cricket Venture, a 50.05% owned subsidiary, rather than the Company, is the party to the IPL Memorandum;

•	the term of the IPL Memorandum has been modified, so that it began on April 1, 2008 and will end on December 31, 2017;

•
the minimum payment due on October 1, 2008 to the BCCI of $125,000, previously renegotiated from $625,000, and any other payments owed to the BCCI through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009.  The Company will be fully released from these liabilities once Global Cricket Venture makes these payments;

•
the minimum payment due on October 1, 2008 to the IPL of $375,000, and any other payments owed to the IPL through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009.  Live Current has been fully released from these liabilities;

•	a right to terminate the IPL Memorandum due to a material breach or on the insolvency of either party has been added; and

•	the “Minimum Annual Fee Payment Schedule” (Schedule 2 to the IPL Memorandum) has been revised. The first payment of $2,250,000 is due on July 1, 2009.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 5 – GLOBAL CRICKET VENTURE (continued)

The $375,000 owing to the IPL for the October 1, 2008 minimum payment under the IPL Memorandum that was accrued and expensed in 2008 has been reversed on March 31, 2009.  The $625,000 owing to the BCCI for the October 1, 2008 minimum payment under the initial MOU that was accrued and expensed in 2008 was renegotiated to $125,000.  Therefore $500,000 has been reversed on March 31, 2009.  The $625,000 owing to the BCCI for the January 1, 2009 minimum payment under the initial MOU was accrued and expensed in the first quarter of 2009.  The two minimum payments of $125,000 and $625,000 owing to the BCCI as at March 31, 2009 were assumed by Global Cricket Venture, however the release of such payments owing by the Company is contingent on Global Cricket Venture making these two payments on or before July 1, 2009.

During the first quarter of 2009, the Company incurred $227,255 of costs relating to initial performance of its obligations under the Memoranda with each of the BCCI and the IPL and establishing Global Cricket Venture with Netlinkblue.  These costs relate to, but are not limited to, expenditures for business development, travel, consulting, and salaries.

Due to the reversal of the $375,000 and $500,000 accrued liabilities at December 31, 2008, the recognition of $625,000 owing for the January 1, 2009 BCCI minimum payment, and the costs incurred of $227,255 as noted above, there was a net recovery of Global Cricket Venture expenses of $22,745 recorded during the quarter.

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

The consideration was payable as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and shall be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversary of the Closing Date. The remaining $800,000 of the total Cash Consideration shall be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock shall be distributed pro rata among the Auctomatic Stockholders.

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

At May 22, 2008, the present value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  In the first quarter of 2009, the present value discount was accreted by $40,000 (2008 - $96,700), leaving a present value remaining at March 31, 2009 of $776,700.

At March 31, 2009, $53,099 of cash owing at closing has yet to be paid to one of the Auctomatic shareholders.  This payment was made subsequent to quarter end.  As a result, amounts payable to shareholders of Auctomatic totaled $829,799.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 6 – MERGER AGREEMENT (continued)

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

NOTE 7 – PROPERTY & EQUIPMENT

March 31, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$37,532	$128,336
Computer Equipment	103,493	55,348	48,145
Computer Software	27,276	17,048	10,228
Auction Software	925,000	256,944	668,056
Leasehold Improvements	142,498	49,874	92,624
	$1,364,135	$416,746	$947,389

December 31, 2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

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

	March 31, 2009	December 31, 2008
Website Development Costs	$430,233	$451,439
Less: Accumulated Amortization	(82,172)	(58,640)
	$348,061	$392,799

During the quarter, the Company capitalized website development costs of $25,231.  The Company expensed website development costs of $46,438 and corresponding accumulated amortization of $9,030 related to domain names that have been sold during the period.  The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 9 – DEFERRED LEASE INDUCEMENTS

	March 31, 2009	December 31, 2008
Deferred Lease Inducements	$70,483	$75,518
Less: Current Portion	(20,138)	(20,138)
	$50,345	$55,380

NOTE 10 – COMMON STOCK

a)  Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)  Issued

At March 31, 2009, there were 23,906,445 (December 31, 2008 – 23,546,370) shares issued and outstanding.

2009

On January 2, 2009, the Company issued 15,000 shares to the investor relations firm that was engaged to provide investor relations services to the Company.  This was the Company’s final share issuance to this investor relations firm.  The agreement has since been terminated.

On January 8, 2009, the Company entered into an agreement whereby $120,776 of its accounts payable were extinguished in exchange for the issuance of 345,075 shares of its common stock.  As a result of this agreement, 172,538 shares were issued on January 22, 2009 and 172,537 shares were issued on February 20, 2009.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 10 – COMMON STOCK (continued)

b)     Issued (continued)

2008

The Company issued 50,000 warrants to an investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 10(e).

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the merger agreement.  The value of the stock consideration was added to the cash consideration in our determination of the purchase price.  See also Note 6.  The remaining 413,604 shares of common stock are reserved for future issuance to the Auctomatic founders.  See also Note 10(c).

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

During November 2008, the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  The Company raised gross proceeds of $1,057,775 (the “Offering”). The private placement closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the private placement.  The Company filed an S-1 Registration Statement with the SEC on May 1, 2009 to register for resale the common stock and the common stock underlying the warrants.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

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

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 10 – SHARE CAPITAL (continued)

c)     Reserved

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer payable.  Pursuant to the release, the balance of reserved shares of common stock for future issuance and distribution is 275,736.  See also Note 6.

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

All stock options noted herein vest over three years and are exercisable for a period of five years based on the date of grant.  The Company historically valued the options granted to employees and directors using the Black Scholes option pricing model at the date of grant.  The Company values the options to consultants at each reporting period under FAS 123(R) for non-employees using the Black Scholes option pricing model.  The assumptions used in the pricing model include:

	2009	2008
Dividend yield	0%	0%
Expected volatility	100.76%	64.86%-75.68%
Risk free interest rate	1.35%	1.62% - 3.07%
Expected lives	3 years	3 years

(i)
On January 1, 2008, the Company granted to its Chief Corporate Development Officer (“CCDO”) 1,000,000 options at an exercise price of $2.06 per share.  These options have a fair value of $1.05 per option granted.

(ii)
On January 7, 2008, the Company granted to its Vice President, Finance (“VP Finance”) 150,000 options at an exercise price of $1.98 per share.  These options have a fair value of $1.01 per option granted.

(iii)	On March 14, 2008, the Company granted to a director 100,000 options at an exercise price of $2.49 per share. These options have a fair value of $1.21 per option granted.

(iv)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP GC”) 125,000 options at an exercise price of $3.10 per share.  These options have a fair value of $1.45 per option granted.

(v)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.05 and $1.66 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited in the first quarter of 2009.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 10 – SHARE CAPITAL (continued)

d)  Stock Options (continued)

(vi)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.45 per option granted.  17,500 of these options have been forfeited during 2008, and an additional 92,500 options were forfeited in the first quarter of 2009.

(vii)
Between January 1, 2008 and December 31, 2008, the Company granted to consultants a total of 70,000 options at exercise prices ranging from $2.06 to $2.49 per share.  All of these options were forfeited during 2008.

(viii)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.  The stock option grants included in the repricing initially had exercise prices between $0.65 and $3.30.  The incremental value of $92,237 relating to the fair values at the date of the reduction in price has been included in the period expense.

(ix)	On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share. These options have a fair value of $0.19 per option granted.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to recent economic developments, the Company has experienced a high level of forfeitures during late 2008 and early 2009. The Company assesses forfeiture rates for each class of grantees; executive management and directors, corporate directors, and general staff members.  Executive management and directors are relatively few in number and turnover is considered remote, therefore the Company estimates forfeitures for this class of grantees to be 10%. Corporate directors are high level senior staff members with a forfeiture rate of 25% and general staff members have a higher forfeiture rate due to higher average turnover rates at 35%. Estimate of forfeitures is reviewed on an annual basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period. The fair value of these options at March 31, 2009 of $5,134,158 (December 31, 2008 - $6,142,660) will be recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense has been recognized in the first quarter of 2009 of $386,513 (year ended December 31, 2008 - $2,111,354) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan during 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2007	2,750,000	1.41	1.60
Granted	2,160,000	0.81	1.21
Exercised	-	-	-
Cancelled or expired	112,500	2.29	0.40
Options outstanding, December 31, 2008	4,797,500	1.12	1.45
Granted	115,000	0.30	0.19
Exercised	-	-	-
Cancelled or expired	1,692,500	1.98	1.44
Options outstanding, March 31,2009	3,220,000	0.64	1.42

Options vested or expected to vest at March 31, 2009	1,093,333	0.65	1.52

Aggregate Intrinsic Value	$5,750
Weighted average remaining life	3.75 Years

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 10 – SHARE CAPITAL (continued)

e)    Common Stock Purchase Warrants

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

As of March 31, 2009, 4,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
Warrants	Outstanding	Average	Date of
		Exercise Price	Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Cancelled or expired	-	-
Warrants exercisable December 31, 2008 and March 31, 2009	4,304,688	0.96

Weighted average remaining life	1.67 Years

NOTE 11 – DOMAIN NAME LEASES AND SALES

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provide for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 is due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 is due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 is due on the first year anniversary of the Effective Date.  The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  Due to the uncertainty regarding the collectibility of the funds in the future, only the amounts received to date have been recorded as a gain on sale of a domain name at quarter end.  When collectibility is reasonably assured, the full gain on sale will be reflected in the Company’s operations.  During the quarter, a resulting gain of $290,000 was recorded.

On February 24, 2009, the Company entered into an agreement to sell one domain name to an unrelated third party for $400,000.  The title of the domain name transferred to the buyer in March 2009 and the funds were received, therefore the disposal and resulting gain of $327,993 was recorded during the quarter. In addition, net website development costs of $39,408 have been adjusted against the gains relating to domain names that have been sold.

On December 31, 2008, the Company entered into an agreement to sell one domain name to an unrelated third party for CDN$500,000.  The terms of the agreement provided for the receipt of CDN$476,190 on December 31, 2008 and the balance of CDN$23,810 by March 31, 2009.  The title of the domain name transferred to the buyer at December 31, 2008 as collection of the balance was reasonably assured, therefore the disposal and resulting gain of $330,623 was recorded on December 31, 2008.  Both payments were received in accordance with the terms of the agreement.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 11 – DOMAIN NAME LEASES AND SALES (continued)

On January 17, 2008, the Company entered into an agreement to lease one domain name to an unrelated third party for CDN$200,000.  The terms of the agreement provide for the receipt of this amount in five irregular lease payments over a two-year term.  The first payment of CDN$25,000 was due on January 17, 2008 (the “Effective Date”), CDN$45,000 was due 3 months after the Effective Date, CDN$80,000 was due 6 months after the Effective Date, CDN$25,000 is due 1 year after the Effective Date, and CDN$25,000 is due 2 years after the Effective Date.  The Company will lease the domain name to the third party exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the third party defaults on any payments, the agreement terminates, funds received to date are forfeited by the lessee, and rights to the domain name return to the Company.  This transaction was recorded as a sales-type lease in 2008.  The investment in a sales-type lease of $163,963 was recorded on the balance sheet on a net basis after the lease payments received to date.  The gain of $168,206 was recorded at the present value of the lease payments over the term, net of the cost of the domain name, at an implicit rate of 6%.  Payments have been collected to date in accordance with the terms of the agreement.

NOTE 12 – OTHER EXPENSES

During Q1 of 2009, the Company incurred various restructuring costs of $346,564 consisting of $264,904 in severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements, as well as $81,660 in signing bonuses owing to our Chief Corporate Development Officer.

During Q1 of 2008, the Company incurred various restructuring costs totaling $629,856 relating to establishing the new management team.  During the period, such costs included severance payments to the Company’s former Chief Financial Officer of $168,429, $25,657 in consulting fees to the  former Chief Financial Officer, $317,109 in signing bonuses to the Company’s new Chief Corporate Development Officer and new Vice President Finance, a severance payment of $53,582 to one full time employee, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FrequentTraveller disposition in late 2007.

NOTE 13 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at March 31, 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,138,000 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $6,353,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2028.  The Company’s subsidiary DHI also has approximately $896,300 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

There has been no substantial change in the effective tax rate since December 31, 2008.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 14 – SEGMENTED INFORMATION

In 2008 and 2009, the Company’s operations were conducted in two business segments; eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations from Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the quarter ended March 31, 2009 as well as the year ended December 31, 2008, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce	Advertising	Total
	Products	and Other
For the quarter ended March 31, 2009	$	$	$
Revenue	1,720,167	32,215	1,752,382
Segment Loss From Operations	(753,867)	(444,940)	(1,198,807)

As at March 31, 2009	$	$	$
Total Assets	4,160,166	1,956,765	6,116,931
Intangible Assets	158,849	1,398,418	1,557,267

	eCommerce	Advertising	Total
	Products	and Other
For the quarter ended March 31, 2008	$	$	$
Revenue	1,820,643	27,836	1,848,479
Segment Loss From Operations	(1,671,656)	(477,949)	(2,149,605)

As at March 31, 2008	$	$	$
Total Assets	5,840,263	1,745,498	7,585,761
Intangible Assets	189,047	1,436,834	1,625,881

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the quarter ended March 31, 2009	For the quarter ended March 31, 2008
	(unaudited)	(unaudited)

Segment Loss From Operations	$(1,198,807)	$(2,149,605)
Other Items
Global Cricket Venture recovery (expenses)	22,745	(55,317)
Net proceeds from sales-type lease of domain names	580,525	168,206
Accretion expense	(40,000)	-
Interest and investment income	890	42,498
Net loss for the period	$(634,647)	$(1,994,218)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 15 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its office in Vancouver, Canada from an unrelated party for a 5-year period from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CDN $
2009	87,475
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 43% of basic rent.

Cricket Venture

The initial Memoranda with the BCCI and the IPL required the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See Note 5.  On March 31, 2009, the Company was released and discharged from all past and future minimum payments owing to the IPL.

The Company signed the Mutual Termination Agreement with the BCCI effective March 31, 2009.  This agreement returns control of the BCCI website back to the BCCI in exchange for the termination of the BCCI Memorandum signed in April 2008.  As a result, all rights, licenses, and benefits granted to Live Current under that Memorandum revert to BCCI.  The agreement constitutes full and final settlement of any and all historic and future outstanding obligations due from Live Current under the BCCI Memorandum.  Per the Mutual Termination Agreement, Live Current is released from all accrued liabilities under the BCCI Memorandum, conditional on a $750,000 payment to be made by July 1, 2009 by GCV under the Novation Agreement explained below.

The Company signed the Novation Agreement with the BCCI and the GCV effective March 31, 2009.  This agreement releases and discharges Live Current from the IPL Memorandum in full, including the amounts originally accrued for payments owing on October 1, 2008 and January 1, 2009.  In addition, the IPL Memorandum’s payment schedule has been amended as well.  There are now no payments due on October 1, 2008, January 1, 2009 or April 1, 2009.  The first payment owing under the IPL Memorandum by the GCV are $2,250,000 on July 1, 2009.  The Company no longer owes any amounts relating to the IPL Memorandum.

NOTE 16 – CONTINGENCY

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

Live Current Media Inc.	Form 10-Q – March 31, 2009
(formerly Communicate.com Inc.) Notes to the Consolidated Financial Statements For the three months ended March 31, 2009 (Unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

2009

There were no related party transactions in the first quarter of 2009.

2008

The Company issued shares of common stock to related parties pursuant to private placements 2008 as follows:

On November 19, 2008, the Company closed a private placement financing in which C. Geoffrey Hampson, the Company’s Chief Executive Officer, invested $126,750.  Mr. Hampson received 195,000 restricted shares of common stock, two-year warrants to purchase 97,500 common shares at an exercise price of $0.78, and three-year warrants to purchase 97,500 common shares at an exercise price of $0.91.

On November 19, 2008, the Company closed a private placement financing in which Jonathan Ehrlich, the Company’s then President and Chief Operating Officer, invested $25,000.  Mr. Ehrlich received 38,461 restricted shares of common stock, two-year warrants to purchase 19,230 common shares at an exercise price of $0.78, and three-year warrants to purchase 19,230 common shares at an exercise price of $0.91.

On November 19, 2008, the Company closed a private placement financing in which Mark Melville, the Company’s Chief Corporate Development Officer, invested $35,000.  Mr. Melville received 53,846 restricted shares of common stock, two-year warrants to purchase 26,923 common shares at an exercise price of $0.78, and three-year warrants to purchase 26,923 common shares at an exercise price of $0.91.

NOTE 18 – SUBSEQUENT EVENTS

On April 9, 2009, the Company entered into an agreement whereby $8,625 of its accounts payable were extinguished in exchange for the issuance of 27,823 shares of its common stock, which were issued on April 14, 2009.

On April 15, 2009, the Company sold one domain name to a third party purchaser for $400,000, paid in full by April 29, 2009.

NOTE 19 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.