Form 10-K/A
period 2008-12-31
Live Current Media Inc.
filed 2009-09-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number                                                    000-29929

LIVE CURRENT MEDIA INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Water Street, Suite 645, Vancouver, British Columbia	V6B 5C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 453-4870

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    ☐Yes            ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐Yes            ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes           ☐No

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
 ☐Yes            ☒No
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

EXPLANATORY NOTE

On June 18, 2009 we were advised by Ernst & Young, our independent registered public accounting firm, that the audit opinion dated March 24, 2009 on our December 31, 2008 and 2007 consolidated financial statements (the “Original Financial Statements”) could no longer be relied upon.  We were further advised by Ernst & Young that there were errors in the Original Financial Statements.  Based on the foregoing, C. Geoffrey Hampson, our Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  The primary purpose of this Amendment to our Annual Report on Form 10-K (the “Original Report”) is to disclose the restatement of our Original Financial Statements.

The errors in the Original Financial Statements affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the years ended December 31, 2007 and 2008.  A complete discussion of the restatement is included in the section of this Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in Notes 2 and 21 to our restated consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.  We have also revised Item 1A, “Risk Factors”, by correcting the first risk factor to reflect the results of the restatement and to add two new risk factors specifically related to the restatement, and we have revised Item 9A “Controls and Procedures”.  Finally, we have included amended certifications signed by our Chief Executive Officer and our Principal Financial Officer.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than in this Amendment.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

CONTENTS
		Page

	Forward-Looking Statements	5

	Part I

Item 1A	Risk Factors	6
	Part II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Part III

Item 9A	Controls and Procedures	42
	Part IV

Item 15	Exhibits, Financial Statement Schedules	43

	Signatures and Certifications	43

	Financial Statements	F-1

Forward Looking Statements

This Amendment to the Annual Report on Form 10-K of Live Current Media Inc. (“Live Current”, “the Company”, “we”, “us”, and “our”) for the year ended December 31, 2008 (the “Amendment”) contains “forward-looking” statements.  Certain information contained or incorporated by reference in this Amendment, including the information set forth as to the future financial or operating performance of Live Current, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may” and other similar expressions that indicate future events and trends.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Live Current’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Amendment include but are not limited to statements regarding (1) expectation that revenue will increase during fiscal 2009; (2) expectation that our participant base will increase; (3) expectation of an increase in future operating expenses; (4) expectation that the expansion of our participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2009 will be funded through the equity capital markets and private financings; (6) expectation that an increase in our participant base will lead to hiring of additional employees or independent contractors; (7) expectation relating to the future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the following: general economic conditions particularly as they relate to demand for Live Current’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; evolving industry standards; and other factors described in Live Current’s filings with the Securities and Exchange Commission.  The results that Live Current achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Amendment are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.

The identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements are accurate.  All forward-looking statements are made as of the date of filing of this Amendment and Live Current disclaims any duty to update any such forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and their explanatory notes, which are included in this Amendment.

PART I

Item 1A.                      Risk Factors

In addition to the factors discussed elsewhere in this Amendment, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  The current global economic downturn amplifies many of these risks.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Relating to Our Business

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss of $9,987,270 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  At this date, we had a working capital deficiency of $3,199,931, as compared to positive working capital of $5,902,740 at December 31, 2007.  At December 31, 2008 we had an accumulated deficit of $12,777,195, as compared to an accumulated deficit of $2,789,925 at December 31, 2007.  Stockholders equity was $1,995,592 at December 31, 2008, as compared to stockholders equity of $7,392,535 at December 31, 2007.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable, including our commitments for the Global Cricket Venture as disclosed in Note 6 of our consolidated financial statements.  The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 MAY RESULT IN ACTION FILED AGAINST US BY REGULATORY AGENCIES OR MAY RESULT IN A REDUCTION IN THE PRICE OF OUR COMMON SHARES.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting.  Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board. We have restated our financial statements for the years ended December 31, 2008 and 2007 to correct the accounting treatment for these errors. While we intend to attempt to remediate the weaknesses in our internal control over financial reporting, we cannot provide assurance that we will be successful in these remediation attempts or that we will not be subject to material weaknesses in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of December 31, 2008 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes, and financial statement presentation.  This control deficiency resulted in the restatement.

THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS MAY RESULT IN LITIGATION OR GOVERNMENT ENFORCEMENT ACTIONS.

We have restated our consolidated financial statements and other financial information for the years ended December 31, 2008 and 2007 within this Amendment.  The restatement of our prior financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

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

WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by our subsidiary, Domain Holdings Inc. (“DHI”).  We may not be able to prevent third parties from acquiring domain names that are confusingly similar to our domain names, which could adversely affect our business.  Governmental agencies and their designees generally regulate the acquisition and maintenance of internet addresses.  However, the regulation of internet addresses in the United States and in foreign countries is subject to change.  As a result, we may not be able to acquire or maintain relevant internet addresses in all countries where we conduct business.  All of our online businesses and web sites are copyrighted upon loading. “Livecurrent.com” is a registered domain name of DHI.  While we will consider seeking further protection for our intellectual property, we may be unable to avail ourselves of protection under United States laws because, among other things, our domain names are generic and intuitive. Consequently, we will seek protection of our intellectual property only where we determine that the cost of obtaining protection and the scope of protection provided result in a meaningful benefit to us.

WE MAY BE UNABLE TO MAKE THE PAYMENTS REQUIRED UNDER OUR MEMORANDUM OF UNDERSTANDING WITH THE BCCI OR THE IPL.  IN THAT CASE, WE MAY HAVE TO FORFEIT SOME OR ALL OF OUR RIGHTS UNDER THE MEMORANDUM OF UNDERSTANDING AND WE MAY BE LIABLE FOR DAMAGES TO THE BCCI OR THE IPL.

On or about October 1, 2008, the Company was scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture Memorandum of Understanding (“MOU”).  Although no formal amendment to the MOU had been executed at December 31, 2008, the parties had agreed to decrease the amount owing to the BCCI to $125,000, and to eliminate entirely the payment of $750,000 that will be due to the BCCI on October 1, 2009.  The payments due to the BCCI and the IPL for the October 1, 2008 commitment, although negotiated to a lesser amount, have not been made to date, nor have we made other payments required by the MOUs.  The parties discussed possible changes to the timing of the payments, and reached formal agreement on March 31, 2009.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.

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

Restatement of Financial Statements

On June 18, 2009 we were advised by Ernst & Young, our independent registered public accounting firm, that the audit opinion dated March 24, 2009 on our December 31, 2008 consolidated financial statements (the “Original Financial Statements”) could no longer be relied upon.  We were further advised by Ernst & Young that there were errors in the Original Financial Statements.  Based on the foregoing, C. Geoffrey Hampson, our Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the years ended December 31, 2007 and 2008.  Please also see Note 2 to our restated financial statements for the fiscal year ended December 31, 2008.  The effect of the restatement on the Company’s unaudited quarterly financial information for the 2008 quarters is presented in Note 21 to the consolidated financial statements.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370, $246,759, and $254,984 as at December 31, 2008, December 31, 2007, and January 1, 2007 respectively, and deferred income tax recoveries of $40,389 and $8,225 in the years ended December 31, 2008 and 2007, respectively.

B. Non-Controlling Interest:

The Company discovered an error in its continuity of non-controlling interest in our subsidiaries as at January 1, 2007, resulting in a $100,676 increase to the opening non-controlling interest liability and deficit.

The Company also determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with our exchange of $3,000,000 of amounts due from our subsidiary for additional common stock in 2008.  See Note 5 to our consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities as described in the preceding two paragraphs, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $75,748 and $91,890 in the years ended December 31, 2008 and 2007, respectively.

C. Management Compensation:

(i)  The December 31, 2007 financial statements did not accrue $91,423 for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to our former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as our President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 financial statements.

(ii)  The December 31, 2008 financial statements did not accrue $119,045 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to our current President and Chief Corporate Development Officer pursuant to his employment agreement.  These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $118,893 and $18,971 to our stock-based compensation expense in the years ended December 31, 2008 and 2007, respectively.

E. Other

(i)      Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 and $63,750 in the years ended December 31, 2008 and 2007, respectively.

(ii)      Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

(iii)                 Miscellaneous Income

The Company discovered an immaterial error in miscellaneous income relating to periods prior to January 1, 2007, resulting in a $35,810 increase to opening deficit at January 1, 2007.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the Original Financial Statements.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.

G. Shares issued in connection with the merger with Auctomatic:

(i)      Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill.

(ii)      Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in 2008 is $170,065.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, we also classified separately on our consolidated balance sheets and consolidated statements of operations the $1,000,000 payable and expensed during the year ended December 31, 2008 to the BCCI and IPL.

I. Tax Impact:

None of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of December 31, 2008:

December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$1,832,520	$-	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)		93,582	-	93,582
Prepaid expenses and deposits		109,543	-	109,543
Inventory		74,082	-	74,082
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		2,133,150	-	2,133,150

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred acquisition costs		-	-	-
Property & equipment		1,042,851	-	1,042,851
Website development costs	E(ii)	392,799	(37,408)	355,391
Intangible assets		1,587,463	-	1,587,463
Goodwill	B, G(i)	2,428,602	177,438	2,606,040
Total Assets		$7,608,288	$140,030	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	E(i), H	$4,131,264	$(1,083,271)	$3,047,993
Amounts payable to the BCCI and IPL	H	-	1,000,000	1,000,000
Bonuses payable	C(ii)	235,650	119,045	354,695
Due to shareholders of Auctomatic		789,799	-	789,799
Deferred revenue		120,456	-	120,456
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		5,297,307	35,774	5,333,081

Non-controlling interest		-	-	-
Deferred income tax	A	-	206,370	206,370
Warrants	F	-	157,895	157,895
Deferred lease inducements		55,380	-	55,380
Total Liabilities		5,352,687	400,039	5,752,726

STOCKHOLDERS' EQUITY
Common Stock		14,855	-	14,855
Additional paid-in capital		14,772,880	(14,948)	14,757,932
Accumulated deficit		(12,532,134)	(245,061)	(12,777,195)
Total Stockholders' Equity		2,255,601	(260,009)	1,995,592
Total Liabilities and Stockholders' Equity		$7,608,288	$140,030	$7,748,318

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2008:

For the year ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$9,364,833	$-	$9,364,833

COSTS OF SALES		7,683,812	-	7,683,812

GROSS PROFIT		1,681,021	-	1,681,021

EXPENSES
Amortization and depreciation		253,141	-	253,141
Amortization of website development costs		58,640	-	58,640
Corporate general and administrative	E(i)	2,537,422	(19,521)	2,517,901
ECommerce general and administrative		567,980	-	567,980
Management fees and employee salaries	C(i), C(ii), D, G(ii)	4,746,255	78,794	4,825,049
Corporate marketing		42,399	-	42,399
ECommerce marketing		766,393	-	766,393
Other expenses		708,804	-	708,804
Total Expenses		9,681,034	59,273	9,740,307

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	H	(2,476,255)	1,000,000	(1,476,255)
Global Cricket Venture payments	H	-	(1,000,000)	(1,000,000)
Gain from sales and sales-type lease of domain names	E(ii)	498,829	(37,408)	461,421
Accretion interest expense		(96,700)	-	(96,700)
Interest and investment income		67,683	-	67,683
Non-controlling interest	B	-	75,478	75,478
Total Other Income (Expenses)		(2,006,443)	38,070	(1,968,373)

NET LOSS BEFORE TAXES		(10,006,456)	(21,203)	(10,027,659)

TAX EXPENSE
Deferred tax recovery	A	-	(40,389)	(40,389)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(10,006,456)	$19,186	$(9,987,270)

BASIC AND DILUTED LOSS PER SHARE		$(0.46)	0.00	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		21,937,179		21,937,179

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of December 31, 2008:

For the year Ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(10,006,456)	$19,186	$(9,987,270)
Non-cash items included in net loss:
Deferred tax recovery	A	-	(40,389)	(40,389)
Non-controlling interest	B	-	(75,478)	(75,478)
Gain from sales and sales-type lease of domain names	E(ii)	(498,829)	37,408	(461,421)
Accretion interest expense		96,700	-	96,700
Stock-based compensation	D, G(ii)	2,111,354	51,172	2,162,526
Warrants issued		45,500	-	45,500
Issuance of common stock for services		303,859	-	303,859
Extinguishment of debt by issuance of common stock		16,500	-	16,500
Amortization and depreciation		291,643	-	291,643
Change in operating assets and liabilities:
Accounts receivable		45,348	-	45,348
Prepaid expenses and deposits		136,631	-	136,631
Inventory		(74,082)	-	(74,082)
Accounts payable and accrued liabilities	E(i), H	2,615,835	(1,019,521)	1,596,314
Amounts payable to the BCCI and IPL	H	-	1,000,000	1,000,000
Bonuses payable	C(i), C(ii)	(5,640)	27,622	21,982
Deferred revenue		67,377	-	67,377
Cash flows used in operating activities		(4,854,260)	-	(4,854,260)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities		-	-	-
Net proceeds from sale of domain name		369,041	-	369,041
Net proceeds from sales-type lease of domain name		140,540	-	140,540
Cash consideration for Auctomatic		(1,530,047)	-	(1,530,047)
Purchases of property & equipment		(187,532)	-	(187,532)
Website development costs		(451,439)	-	(451,439)
Cash flows used in (from) investing activities		(1,659,437)	-	(1,659,437)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of share issue costs)		970,972	-	970,972
Cash flows from financing activities		970,972	-	970,972

Net increase (decrease) in cash and cash equivalents		(5,542,725)	-	(5,542,725)

Cash and cash equivalents, beginning of year		7,375,245	-	7,375,245
Cash and cash equivalents, end of year		$1,832,520	$-	$1,832,520

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of December 31, 2007:

As at December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$7,375,245	$-	$7,375,245
Accounts receivable (net of allowance for doubtful accounts of nil)		138,930	-	138,930
Prepaid expenses and deposits		246,174	-	246,174
Total current assets		7,760,349	-	7,760,349

Property & equipment		175,797	-	175,797
Intangible assets		1,645,061	-	1,645,061
Total Assets		$9,581,207	$-	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	E(i)	$1,515,429	$(63,750)	$1,451,679
Bonuses payable	C(i)	241,290	91,423	332,713
Deferred revenue		53,079	-	53,079
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		1,829,936	27,673	2,113,154
				-
Non-controlling interest	B	-	8,786	8,786
Deferred income tax	A		246,759	246,759
Deferred lease inducements		75,518	-	75,518
Total Liabilities		1,905,454	283,218	2,188,672

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital		10,188,975	(18,971)	10,170,004
Accumulated deficit		(2,525,678)	(264,247)	(2,789,925)
Total Stockholders' Equity		7,675,753	(283,218)	7,392,535
Total Liabilities and Stockholders' Equity		$9,581,207	$-	$9,581,207

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2007:

Year Ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated

SALES
Health and beauty eCommerce		$8,092,707	$-	$8,092,707
Other eCommerce		485,199	-	485,199
Domain name advertising		449,613	-	449,613
Miscellaneous income	E(iii)	35,810	(35,810)	-
Total Sales		9,063,329	(35,810)	9,027,519

COSTS OF SALES
Health and Beauty eCommerce		6,512,292	-	6,512,292
Other eCommerce		509,181	-	509,181
Total Costs of Sales		7,021,473	-	7,021,473

GROSS PROFIT		2,041,856	(35,810)	2,006,046

EXPENSES
Amortization and depreciation		29,169	-	29,169
Corporate general and administrative	E(i)	686,921	(63,750)	623,171
ECommerce general and administrative		304,212	-	304,212
Management fees and employee salaries	C(i), D	1,981,051	72,452	2,053,503
ECommerce marketing		817,101	-	817,101
Other expenses		637,730	-	637,730
Total Expenses		4,456,184	8,702	4,464,886

OTHER INCOME (EXPENSES)
Interest and investment income		119,574	-	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.		276,805	-	276,805
Non-controlling interest	B	-	91,890	91,890
Total Other Income (Expenses)		396,379	91,890	488,269

NET LOSS AND COMPREHENSIVE LOSS BEFORE TAXES		(2,017,949)	47,378	(1,970,571)

TAX EXPENSE
Deferred tax recovery	A	-	(8,225)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,017,949)	$55,603	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE		$(0.11)	$0.00	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		19,070,236		19,070,236

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of December 31, 2007:

For the year ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(2,017,949)	$55,603	$(1,962,346)
Non-cash items included in net loss:
Deferred tax recovery	A	-	(8,225)	(8,225)
Non-controlling interest	B	-	(91,890)	(91,890)
Stock-based compensation	D	428,028	(18,971)	409,057
Amortization and depreciation		24,135	-	24,135
Issuance of common stock for bonuses		59,078	-	59,078
Change in operating assets and liabilities:
Accounts receivable	E(iii)	(117,724)	35,810	(81,914)
Prepaid expenses and deposits		(246,174)	-	(246,174)
Accounts payable and accrued liabilities	E(i)	523,574	(63,750)	459,824
Bonuses payable	C(i)	241,290	91,423	332,713
Deferred revenue		53,079	-	53,079
Deferred lease inducements		100,690	-	100,690
Cash flows used in operating activities		(951,973)	-	(951,973)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities		261,912	-	261,912
Purchases of property & equipment		(159,934)	-	(159,934)
Cash flows used in (from) investing activities		101,978	-	101,978

FINANCING ACTIVITIES
Proceeds from restricted cash		20,000	-	20,000
Proceeds from sale of common stock (net of share issue costs)		6,099,900	-	6,099,900
Cash flows from financing activities		6,119,900	-	6,119,900

Net increase (decrease) in cash and cash equivalents		5,269,905	-	5,269,905

Cash and cash equivalents, beginning of year		2,105,340	-	2,105,340
Cash and cash equivalents, end of year		$7,375,245	$-	$7,375,245

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of stockholders’ equity as of December 31, 2008 and December 31, 2007:

		As previously reported
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total
	Reference	Number of Shares	Amount
Balance, December 31, 2006		17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696	$-	$3,106,696
Adjustment to opening accumulated deficit	A, B, E(iii)	-	-	-	-	-	(319,850)	(319,850)
Balance, December 31, 2006		17,836,339	8,846	3,605,579	(507,729)	3,106,696	(319,850)	2,786,846
Issuance of 60,284 common shares at $0.98 per share in lieu of accrued bonuses to officers		60,284	60	59,018		59,078	-	59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO		1,000,000	1,000	999,000		1,000,000	-	1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share		2,550,000	2,550	5,097,450		5,100,000	-	5,100,000
Share issue costs		-		(100)		(100)	-	(100)
Stock-based compensation	D	-		428,028		428,028	(18,971)	409,057
Net loss and comprehensive loss	A, B, C(i), D, E(i), E(iii)	-			(2,017,949)	(2,017,949)	55,603	(1,962,346)
Balance, December 31, 2007		21,446,623	12,456	10,188,975	(2,525,678)	7,675,753	(283,218)	7,392,535
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526
Issuance of 586,403 common shares per the merger agreement with Automatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)
Balance, December 31, 2008		23,546,370	$14,855	$14,772,880	$(12,532,134)	$2,255,601	$(260,009)	$1,995,592

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

We have also experienced significant challenges in raising capital through debt or share issuances.  Financing opportunities have become more expensive and difficult to find.  The steep decrease in our share price would cause any large financing through share issuance to significantly dilute our current shareholdings.  As a result, management has decided to actively pursue the sale of some non-core domain names to raise much needed funds in order to avoid such dilution.  We sold one domain name at the 2008 fiscal year end for CDN$500,000, and through March 31, 2009, we sold an additional two domain names for $1.65 million.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2009.

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

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007, (as restated)
(Expressed in U.S. dollars)

	2008	2007

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Miscellaneous income	-	-
Total Sales	9,364,833	9,027,519

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,006.046

EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs	58,640	-
Corporate general and administrative	2,517,901	623,171
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	4,825,049	2,053,503
Corporate marketing	42,399	-
ECommerce marketing	766,393	817,101
Other expenses	708,804	637,730
Total Expenses	9,740,307	4,464,886

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	(1,476,255)	-
Global Cricket Venture payments	(1,000,000)
Gain from sales and sales-type lease of domain names	461,421	-
Accretion interest expense	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.	-	276,805
Non-controlling interest	75,478	91,890

NET LOSS BEFORE TAXES	(10,027,659)	(1,970,571)

TAXES
Deferred tax recovery	(40,389)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(9,987,270)	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

Results of Operations

Sales and Costs of Sales

Combined gross sales totalled $9,364,833 for the year ended December 31, 2008 as compared to $9,027,519 during the year ended December 31, 2007, a 3.7% overall increase.  The 2007 total included $480,591 in sales related to the operations of FT, also referred to as FrequentTraveller, which we disposed of in November 2007.  Without these revenues, 2007 total revenues were $8,546,928 and our combined gross sales in 2008 actually grew by over 9.5%.  Health and Beauty eCommerce product sales represented 99.0% of total revenues in 2008, compared to 94.7% of total revenues in 2007.

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

For the 2008 fiscal year, gross margin was 18.0% compared to an overall gross margin of 22.2% in 2007.  These decreases are due to a material decrease in online advertising revenues which have very high gross margins, as well as an increase in our efforts to generate significant sales growth by providing more aggressive discounts, coupons and promotions such as free shipping to customers.

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

Advertising

In Q4 of 2008, we generated advertising revenues of $18,033 compared to $180,956 in Q4 of 2007, a decrease of 90.0%.  We terminated our primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues have decreased every quarter as a result.  In Q4 of 2008, advertising accounted for less than 1% of total revenues.  This is similar to every other quarter in 2008.  However in Q4 of 2007, advertising revenues accounted for 4.6% of total revenues, excluding the results from FT’s operations.  Advertising revenues are expected to continue to account for a small percentage of total revenues in 2009 as we investigate new monetization strategies and realign our opportunities to increase advertising options available on our domain properties.

Overall, during the 2008 fiscal year, advertising revenues of $93,141 were generated compared to $449,613 in 2007, a decrease of 79.3%.  Advertising revenue had improved in 2007 primarily due to management’s decisions to focus on search engine optimization, restructure existing relationships and pursue new relationships with advertising vendors, and redesign the main operating websites to increase their visibility.  However, as a result of the high costs required to maximize the monetization of our domain names, advertising revenues dropped in 2008.  Management is now pursuing new opportunities to earn additional advertising revenues, and expects these revenues to increase to approximately 3% of total revenues in the short term.

Domain Name Leases and Sales

In 2008, we entered into one agreement for a sales-type lease of one of our domain names for CDN$200,000 and one agreement for an outright sale of another domain name for CDN$500,000.  The net gain on the disposal of these two domain names was USD$461,421 as disclosed in the consolidated financial statements.  In 2007, there were no sales or leases of any domain names.

We have announced our intention to sell six of our non-core but highly valuable dot.com domain names from our portfolio in order to provide additional working capital in a non-dilutive manner.  We engaged the services of brokers to assist us with sales of our domain names.  As a result of actively marketing some of our non-core domain name assets for sale, we successfully sold one domain name in December 2008, as well as two additional domain names through March 31, 2009.  We continue to evaluate any interest we receive from domain name buyers, and continue to consider acquiring certain other domain names that would complement either our advertising or eCommerce businesses.

General and Administrative (G&A) Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.

Overall, during 2008, G&A expenses of $3,085,881, or 33.0% of total revenues, were incurred compared to $927,383, or 10.3% of total revenues, in 2007, an increase of 232.8%.  This total includes corporate and eCommerce related general and administrative costs.  We expect these expenses to decrease as a percentage of revenue in 2009 as the eCommerce business grows and as a result of our cost cutting measures.

Corporate general and administrative expenses of $2,517,901 have increased over the 2007 expenses of $623,171 by $1,894,730, or over 300%.  This was primarily due to expenses incurred for investor relations services of approximately $347,000 in cash and common stock valued at approximately $366,000, costs of $381,143 related to our M&A activities that were expensed during the year, and $283,414 in increased rent and overhead due to our new offices, increased telecommunications for new staff and website related hosting costs, and increased travel and office expenses due to increased growth and strategic initiatives.  The remainder of the increase in corporate general and administrative expenses was due to increases in legal fees of $267,160 and audit and accounting fees of $208,475 due to increased corporate activity and SEC filings, as well as the purchase of additional insurance policies and increased premium costs which combined was $40,165.  In total, these expenses accounted for 26.9% of total revenues in 2008 and 6.9% of total revenues in 2007.  We are implementing strategies in 2009 to decrease corporate G&A costs as a percentage of revenue in the future, however there is no certainty that our attempts will be successful.

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

Management Fees and Employee Salaries

In 2008, we incurred $4,825,049 in management fees and staff salaries compared to $2,053,503 in 2007.  However, these amounts include items such as stock based compensation expense of $2,162,526 in 2008 and $409,057 in 2007, and bonuses accrued but unpaid of $354,695 in 2008 and $332,713 in 2007.  Excluding these amounts, normalized management fees were $2,307,828 in 2008, representing an increase of 75.9% over normalized management fees of $1,311,733 in 2007.  The addition of a new executive management team in late 2007 and early 2008, acquiring new senior employees through the Auctomatic merger, an expansion of the IT department, and the use of various consultants in our eCommerce business to help scale revenues, all contributed to a larger expense in 2008.  Normalized management fees and salaries represented 25.6% of total revenues in 2008 and 14.5% in 2007.  Subsequent to the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were laid off, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  We anticipate maintaining salary expense at approximately 20% of revenues.

Executive compensation in 2008 of $3,256,838 (2007 of $1,453,775) accounted for 67.5% (2007 – 70.1%) of the total management fees and employee salary expense.  Excluding executive compensation, employee salaries increased by 161.5% due to the addition of personnel resources in both the H&B business and administrative support, as well as stock option grants which resulted in stock based compensation expense.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that result in a successful sale.  In the year ended December 31, 2008, total marketing expenses were $808,792, or 8.6% of total revenues, compared to $817,101, or 9.1% of total revenues, in 2007, a 1.0% decrease year over year.

Expenses related to corporate activity, which we classify as corporate marketing expenditures, totalled $42,399 for 2008.  These expenses consisted entirely of costs related to public relations.  There were no such costs in 2007.

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

Non-Controlling Interest

As a result of the restatement of the Company’s financial statements, the effect of the non-controlling interest (“NCI”) carried forward from prior years resulted in a net effect to the NCI liability at the December 31, 2007 year end of $8,786.  There was a $91,890 credit relating to the non-controlling interest on the consolidated statements of operations in 2007 and $75,478 in 2008.  This credit was related to the benefit received by the minority shareholders due to conversion of debt owed to the parent company by the operating subsidiary DHI, into shares of DHI common stock that occurred in the first quarter of 2008.  The continued losses of DHI have decreased the NCI liability to NIL at the end of the 2008 fiscal year end.

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

On or about October 1, 2008, the Company was scheduled to make payments to the BCCI and the IPL in the amounts of $625,000 and $375,000, respectively, in connection with Global Cricket Venture.  The payments owed to the BCCI were renegotiated, although a formal amendment to the MOU had not been signed at December 31, 2008.  The parties agreed that the October 1, 2008 payment would be decreased by $500,000, to $125,000, and that the payment of $750,000 that was due to be made on October 1, 2009 would be eliminated entirely.  The amounts due to the IPL were not changed.  Given that these renegotiated amounts had not yet been memorialized in writing, on October 1, 2008 we accrued and expensed the initial amounts owing to the BCCI of $625,000 and to the IPL of $375,000.  All $2.47 million in costs were expensed during the year ended December 31, 2008 due to uncertainty regarding reimbursement of these costs by GCV.

On March 31, 2009, the Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On that same date, the Company, Global Cricket Venture and the BCCI, on behalf of the IPL, entered into a Novation Agreement (the “Novation”) with respect to the IPL Memorandum.  Pursuant to the Novation, Global Cricket Venture was granted all of our rights, and assumed all of our obligations, under the IPL Memorandum.  Global Cricket Venture also assumed the payments due to the BCCI through March 31, 2009 under the BCCI Memorandum, as they were modified.

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

In August 2009, GCV transferred and assigned to an unrelated third party (“CricketCo”) all of its rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, CricketCo also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  We have also agreed to sell the domain name cricket.com to a company related to CricketCo whereby we will sell the cricket.com domain name, along with the website, content, copyrights, trademarks, etc., for consideration of 4 equal payments of $250,000.  The cricket.com domain name shall remain our property until all payments have been made.  These two agreements will result in our full exit out of the Cricket business, pending any obligation we may have to pay to the BCCI and IPL if CricketCo fails to make the assumed payments, and with the exception of interim support services which we have agreed to provide for a period of six months.  The Company cannot determine the financial impact of this transaction at this time.

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

As at December 31, 2008, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,199,931 as compared to positive working capital of $5,902,740 at the fiscal year ending December 31, 2007.  During the year ended December 31, 2008, we incurred a loss of $9,987,270 and a decrease in cash of $5,542,725, compared to net loss of $1,962,346 and an increase in cash of $5,269,905 for the year ended December 31, 2007.  The net loss for 2008 included incorporation and start up expenses for the Global Cricket Venture of $1,476,255, which have been expensed in the year due to uncertainty regarding reimbursement of these costs by the GCV, and another $1,000,000 in payments due to the IPL and BCCI in the period.  During 2008, we increased our accumulated deficit to $12,777,195 from $2,789,925 in 2007 and have stockholders’ equity of $1,995,592, primarily due to the net loss for the year, as well as various issuances of common shares.

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

Operating Activities

Operating activities in 2008 resulted in cash outflows of $4,854,260 after adjustments for non-cash items, the most significant of which are the stock-based compensation expensed during the year of $2,162,526, the increase in accounts payable of $1,596,314 partially due to large accruals and unpaid invoices for goods and services at the end of 2008, and $1,000,000 in amounts due to the BCCI and IPL at year end.

Operating activities in 2007 resulted in cash outflows of $951,973 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the year of $409,057 and the increase in accounts payable of $459,824 partially due to increased legal and audit fees that did not exist at the 2006 year end, as well as accrued bonuses of $332,713.

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

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We are also continuing to seek opportunities to sell selected domain names in order to address short term liquidity needs.  As a result, we have entered into agreements with brokers to sell several of our non-core but highly valuable dot-com domain names from our portfolio of more than 800 domain names.  One domain name was successfully sold on December 31, 2008 for CDN$500,000.  Through to March 31, 2009, we sold an additional two domain names for proceeds of $1.65 million.  We anticipate that further strategic sales of these domain names, if successful, will provide us with the required cash to meet our working capital needs, to fund cricket related expenditures, and to provide for general operating capital needs over the next 12 to 18 months.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur.

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

On or about October 1, 2008, we were scheduled to make a payment to the BCCI in the amount of $625,000 and a payment to the IPL in the amount of $375,000, in connection with the Global Cricket Venture MOUs.  The payments owed to the BCCI were renegotiated, although a formal amendment to the MOU had not been signed at December 31, 2008.  The parties agreed that the October 1, 2008 amount owing to the BCCI would be decreased to $125,000.  In addition, the parties also agreed that the payment of $750,000 that will be due to the BCCI on October 1, 2009 would be eliminated entirely.  Given that these renegotiated amounts had not yet been memorialized in writing, the original payments due to the BCCI and the IPL for the October 1, 2008 commitment have been accrued and expensed as Global Cricket Venture expenses.  On March 31, 2009, the BCCI MOU was terminated and Global Cricket Venture assumed the obligations to make the payments owed to the BCCI and the IPL.   These payments have not yet been made.  Such payments may be subject to certain withholding or other taxes which we may be required to gross up pursuant to the terms of the MOU.

If at any time we are unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, we may have to forfeit some or all of its rights to the cricket-related digital content and may be exposed to potential liability for defaulting on its payment.  We cannot determine at this time the actual value of such rights, only that the loss of such rights would impact negatively upon the potential revenues from the Global Cricket Venture.  In addition, if we are unable to make the required payments, we face potential claims for breach of contract, lack of performance and other damages which other parties to the MOU may seek to enforce against the Company.  We do not concede that such claims would be enforceable or result in a recovery against the Company.  If these events were to occur, such events would have a negative effect on our overall anticipated results of operations and performance. As noted above, in August 2009 GCV assigned the rights to the IPL MOU to CricketCo, which also assumed the liabilities owed to the BCCI and the IPL as set forth in the IPL MOU, as amended by the Novation that was signed on March 31, 2009.

We have no current plans to purchase any significant property and equipment.

Restated Quarterly Financial Data (unaudited)

As a result of the restatement of our financial statements for the fiscal year ended December 31, 2008, our quarterly results have been adjusted as disclosed in the tables below.  Detailed explanations for the adjusted items in each table are included following each table.

As at March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$5,353,567	$-	$5,353,567
Other assets	(i)	2,232,194	66,692	2,298,886
Total Assets		$7,585,761	$66,692	$7,652,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(ii), (iii)	1,351,599	215,025	1,566,624
Other Liabilities	(i), (v)	70,483	270,731	341,214
Total Liabilities		1,422,082	485,756	1,907,838

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital	(iv)	10,671,119	(57,394)	10,613,725
Accumulated deficit	(i) to (vi)	(4,519,896)	(361,670)	(4,881,566)
Total Stockholders' Equity		6,163,679	(419,064)	5,744,615
Total Liabilities and Stockholders' Equity		$7,585,761	$66,692	$7,652,453

For the three months ended March 31, 2008

Gross Profit		$362,417	$-	$362,417
Total Expenses	(ii), (iii), (iv), (vi)	2,512,022	148,929	2,660,951
Total Other Income (Expenses)	(i)	155,387	51,506	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

(i)           We recorded goodwill of $66,692 in relation to the debt conversion between our subsidiary, Domain Holdings Inc., and our parent company, Live Current Media Inc. as disclosed in Note 5.  There was an increase to the NCI liability during the quarter of $15,186 and a gain to the minority interest included in Other Income and Expenses of $51,506.  The carry forward effect of the NCI liability from December 31, 2007 was an increase of $8,786.

(ii)           We recorded as an additional liability and compensation expense during the March 31, 2008 quarter $35,315 for bonuses of CDN $100,000 each that are to be paid to our President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(iii)           We recorded as an additional liability and compensation expense during the March 31, 2008 quarter $88,287 for bonuses of CDN $250,000 each that were to be paid to our former President on October 1, 2008 and on October 1, 2009.  There was also a carry forward effect to bonuses payable of an increase of $91,423 from December 31, 2007.

(iv)           We revised our assumptions relating to the estimated life of stock options we have granted.  The revised estimated life of 3.375 years resulted in a decrease to our stock based compensation expense of $38,423 and a corresponding decrease to Additional paid-in capital during the quarter.  There was also a carry forward effect to Additional paid-in capital from December 31, 2007 of a decrease of $18,971.

(v)           We accrued and expensed deferred taxes relating to an estimated potential future tax liability on future gains on sales of our domain name intangible assets.  The carry forward effect to Current Liabilities was an increase of $246,759, with a corresponding increase in Opening Accumulated Deficit.

(vi)           We recorded additional Corporate General and Administrative expenses of $63,750 during the quarter for the accrual of audit fees that were reversed out of the year ended December 31, 2007 and recorded in the first quarter of 2008.

As at June 30, 2008		As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$3,172,481	$-	$3,172,481
Other assets	(i), (ii), (iii)	5,568,070	177,438	5,745,508
Total Assets		$8,740,551	$177,438	$8,917,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(i), (ii), (v), (vi)	2,668,706	340,276	3,008,982
Other Liabilities	(i)	65,449	246,759	312,208
Total Liabilities		2,734,155	587,035	3,321,190

STOCKHOLDERS' EQUITY
Common Stock		13,087	-	13,087
Additional paid-in capital	(i), (iii), (iv), (vii)	12,483,794	52,765	12,536,559
Accumulated deficit	(i) to (vii)	(6,490,485)	(462,362)	(6,952,847)
Total Stockholders' Equity		6,006,396	(409,597)	5,596,799
Total Liabilities and Stockholders' Equity		$8,740,551	$177,438	$8,917,989

For the three months ended June 30, 2008

Gross Profit		$356,568	$-	$356,568
Total Expenses	(iv), (v), (vi), (vii)	2,399,153	124,664	2,523,817
Total Other Income (Expenses)	(i), (ii)	16,680	23,972	40,652

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,692)	$(2,126,597)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

For the six months ended June 30, 2008

Gross Profit		$718,985	$-	$718,985
Total Expenses	(iv), (v), (vi), (vii)	4,911,176	273,593	5,184,769
Total Other Income (Expenses)	(i), (ii)	227,384	75,478	302,862

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

BASIC AND DILUTED LOSS PER SHARE		$(0.19)	(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

(i)           Refer to carry forward effects of the prior quarter.

(ii)           We recorded goodwill of $66,692 in relation to the debt conversion between our subsidiary, Domain Holdings Inc., and our parent company, Live Current Media Inc., as disclosed in Note 5.  There was a decrease to the NCI liability during the quarter of $8,786 resulting in a balance at quarter end of the NCI liability of NIL.  There was also a gain to the minority interest included in Other Income and Expenses in the quarter of $23,972.

(iii)           Related to the acquisition of Auctomatic, we adjusted our purchase price allocation to reflect an additional $110,746 of goodwill acquired in the acquisition.  The corresponding increase was recorded to Additional paid-in capital.

(iv)           Also related to the acquisition of Auctomatic, we recorded as an expense the portion of the fair value of 413,604 shares of our common stock which were to be issued to the founders of Entity Inc. (“Auctomatic”) based on the period of service these individuals provided to us, computed in relation to the period of service required for the individuals to become entitled to the shares under FAS 123(R).  The related stock based compensation expense in the June 30, 2008 quarter is $45,326, and the corresponding amount increased Additional paid-in capital during the quarter.

(v)           We recorded as an additional liability and compensation expense during the June 30, 2008 quarter $35,786 for bonuses of CDN $100,000 each that are to be paid to our President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(vi)           We recorded as an additional liability and compensation expense during the June 30, 2008 quarter $89,465 for bonuses of CDN $250,000 each that were to be paid to our former President on October 1, 2008 and on October 1, 2009.

(vii)           We revised our assumptions relating to the estimated life of stock options that we have granted.  The revised estimated life of 3.375 years resulted in a decrease to our stock based compensation expense of $45,913 and a corresponding decrease to Additional paid-in capital during the quarter.

As at September 30, 2008		As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$994,786	$-	$994,786
Other assets	(i)	5,990,554	177,438	6,167,992
Total Assets		$6,985,340	$177,438	$7,162,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(i), (iii), (iv)	3,276,584	449,096	3,725,680
Other Liabilities	(i)	60,414	246,759	307,173
Total Liabilities		3,336,998	695,855	4,032,853

STOCKHOLDERS' EQUITY
Common Stock		13,150	-	13,150
Additional paid-in capital	(i), (ii), (v)	13,175,885	150,502	13,326,387
Accumulated deficit	(i) to (v)	(9,540,693)	(668,919)	(10,209,612)
Total Stockholders' Equity		3,648,342	(518,417)	3,129,925
Total Liabilities and Stockholders' Equity		$6,985,340	$177,438	$7,162,778

For the three months ended September 30, 2008

Gross Profit		$352,435	$-	$352,435
Total Expenses	(ii), (iii), (iv), (v)	2,343,285	206,557	2,549,842
Total Other Income (Expenses)		(1,059,357)	-	(1,059,357)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

BASIC AND DILUTED LOSS PER SHARE		$(0.14)	(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

For the nine months ended September 30, 2008

Gross Profit		$1,071,419	$-	$1,071,419
Total Expenses	(ii), (iii), (iv), (v)	7,254,461	480,150	7,734,611
Total Other Income (Expenses)	(i)	(831,973)	75,478	(756,495)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

BASIC AND DILUTED LOSS PER SHARE		$(0.32)	(0.02)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

(i) Refer to carry forward effects of the prior quarter.

(ii) Also related to the acquisition of Auctomatic, we recorded as an expense the portion of the fair value of 413,604 shares of our common stock which were to be issued to the founders of Entity Inc. (“Auctomatic”) based on the period of service these individuals provided to us, computed in relation to the period of service required for the individuals to become entitled to the shares under FAS 123(R).  The related stock based compensation expense in the September 30, 2008 quarter is $104,251, and the corresponding amount increased Additional paid-in capital during the quarter.

(iii) We recorded as an additional liability and compensation expense during the September 30, 2008 quarter $31,091 for bonuses of CDN $100,000 each that are to be paid to our President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(iv) We recorded as an additional liability and compensation expense during the September 30, 2008 quarter $77,729 for bonuses of CDN $250,000 each that were to be paid to our former President on October 1, 2008 and on October 1, 2009.

(v) We revised our assumptions relating to the estimated life of stock options that we have granted.  The revised estimated life of 3.375 years resulted in a decrease to our stock based compensation expense of $6,514 and a corresponding decrease to Additional paid-in capital during the quarter.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have generated a consolidated net loss of $9,987,270 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  At this date, we had a working capital deficiency of $3,199,931, as compared to positive working capital of $5,902,740 at December 31, 2007.  At December 31, 2008 we had an accumulated deficit of $12,777,195, as compared to an accumulated deficit of $2,789,925 at December 31, 2007.  Stockholders equity was $1,995,592 at December 31, 2008, as compared to stockholders equity of $7,392,535 at December 31, 2007.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to sell additional non-core domain names, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable.  The outcome of these matters is dependant on factors outside of our control and cannot be predicted at this time.

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

Business Combinations

On the acquisition of a subsidiary, the purchase method of accounting is used whereby the purchase consideration is allocated to the identifiable assets and liabilities on the basis of fair value at the date of acquisition.  We consider critical estimates involved in determining any amount of goodwill, and test for impairment of such goodwill as disclosed in our Goodwill accounting policy below.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from our sites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent we record web advertising revenue on a gross basis.

Until the disposal of our shares in FrequentTraveler.com Inc. on November 12, 2007, revenues from the sales of travel products, including tours, airfares and hotel reservations, where we acted as the merchant of record and had inventory risk, were recorded on a gross basis.  Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue.  Where we did not act as the merchant of record and had no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.  See also Note 5 to our consolidated financial statements.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In 2008, there was a sale of a geo-domain name for net proceeds of $369,041.  Collectibility of the amounts owing on this sale are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  There were no sales of domain names during 2007.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  Collectibility of these revenues is reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  See also Note 12 to our consolidated financial statements.

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

In August 2007, our Board of Directors approved an Incentive Stock Incentive Plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of our securities.  See also Note 11 to our consolidated financial statements.

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

Non-Controlling Interest

Our consolidated financial statements include the accounts of DHI (and its subsidiaries).  All intercompany accounts and transactions have been eliminated upon consolidation.  We record non-controlling interest which reflects the 1.8% portion of the earnings of DHI and its subsidiaries allocable to the holders of the minority interest.

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

FSP FAS 142-3
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

In 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on our financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 4.

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, as of December 31, 2008, our Chief Executive Officer and Principal Financial Officer originally concluded that our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement of our financial statements for the fiscal years ended December 31, 2008 and 2007 (the “Restatement”), our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures. Based on this re-assessment, our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-assessed the effectiveness of our internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective. However, in June 2009 the Company determined that the Restatement was necessary. As a result of this determination, we reassessed our internal control over financial reporting and determined that a material weakness existed at December 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of December 31, 2008 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes and financial statement disclosure.  This control deficiency resulted in the Restatement.

As a result of the aforementioned material weaknesses as of December 31, 2008, we have revised our previously reported assessment of the effectiveness of internal control over financial reporting and have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

This Amendment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15.                                Exhibits

EXHIBIT INDEX

Number	Description

31.1	Amended Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer and Principal Financial Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Financial Officer

32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Financial Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: September 11, 2009	By:	/s/ C. Geoffrey Hampson
C. Geoffrey Hampson
Chief Executive Officer, Principal Financial Officer and Chairman

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

AMENDED AND RESTATED
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS	F-3

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO THE AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS	F-7

Report of Independent Registered Accounting Firm

We have audited the accompanying amended and restated consolidated balance sheets of Live Current Media Inc. as of December 31, 2008 and 2007, and the related amended and restated consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Current Media Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows of the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2008 and 2007 consolidated financial statements have been restated to correct errors in accounting for business combinations and consolidations, compensation, warrants issued, deferred taxes and accrued expenses.

Vancouver, Canada September 10, 2009	/s/ Ernst & Young LLP Chartered Accountants

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)
As restated - Note 2

As at December 31	2008	2007
ASSETS
Current
Cash and cash equivalents	$1,832,520	$7,375,245
Accounts receivable (net of allowance for doubtful accounts of nil)	93,582	138,930
Prepaid expenses and deposits	109,543	246,174
Inventory	74,082	-
Current portion of receivable from sales-type lease (Note 12)	23,423	-
Total current assets	2,133,150	7,760,349

Long-term portion of receivable from sales-type lease (Note 12)	23,423	-
Property & equipment (Note 8)	1,042,851	175,797
Website development costs (Note 9)	355,391	-
Intangible assets	1,587,463	1,645,061
Goodwill (Note 7)	2,606,040	-
Total Assets	$7,748,318	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$3,047,993	$1,451,679
Amounts payable to the BCCI and IPL (Note 6)	1,000,000	-
Bonuses payable	354,695	332,713
Due to shareholders of Auctomatic (Note 7)	789,799	-
Deferred revenue	120,456	53,079
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	5,333,081	1,857,609

Non-controlling interest (Note 5)	-	8,786
Deferred income tax (Note 14)	206,370	246,759
Warrants (Note 11e)	157,895	-
Deferred lease inducements (Note 10)	55,380	75,518
Total Liabilities	5,752,726	2,188,672

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
23,546,370 common shares (December 31, 2007 - 21,446,623)	14,855	12,456
Additional paid-in capital	14,757,932	10,170,004
Accumulated deficit	(12,777,195)	(2,789,925)
Total Stockholders' Equity	1,995,592	7,392,535
Total Liabilities and Stockholders' Equity	$7,748,318	$9,581,207

See accompanying notes to consolidated financial statements

/s/ James P. Taylor	/s/ Mark Benham
James P. Taylor, Director	Mark Benham, Director

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
As restated - Note 2

Years Ended December 31	2008	2007

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Total Sales	9,364,833	9,027,519

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,006,046

EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs (Note 9)	58,640	-
Corporate general and administrative	2,517,901	623,171
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	4,825,049	2,053,503
Corporate marketing	42,399	-
ECommerce marketing	766,393	817,101
Other expenses (Note 13)	708,804	637,730
Total Expenses	9,740,307	4,464,886

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses (Note 6)	(1,476,255)	-
Global Cricket Venture payments (Note 6)	(1,000,000)	-
Gain from sales and sales-type lease of domain names (Note 12)	461,421	-
Accretion interest expense (Note 7)	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of Frequenttraveler.com Inc. (Note 5)	-	276,805
Non-controlling interest (Note 5)	75,478	91,890
Total Other Income (Expenses)	(1,968,373)	488,269

NET LOSS BEFORE TAXES	(10,027,659)	(1,970,571)

TAXES
Deferred tax recovery (Note 14)	(40,389)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(9,987,270)	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars
As restated - Note 2

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2006, as originally stated	17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696
Adjustment to opening accumulated deficit (Note 2)	-	-	-	(319,850)	(319,850)
Balance, December 31, 2006 as restated	17,836,339	8,846	3,605,579	(827,579)	2,786,846
Issuance of 60,284 common shares at $0.98 per share	-
in lieu of accrued bonuses to officers	60,284	60	59,018		59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000		1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450		5,100,000
Share issue costs	-		(100)		(100)
Stock-based compensation (Note 11d)	-		409,057		409,057
Net loss and comprehensive loss	-			(1,962,346)	(1,962,346)
Balance, December 31, 2007	21,446,623	12,456	10,170,004	(2,789,925)	7,392,535
Stock-based compensation (Note 11d)	-	-	2,162,526		2,162,526
Issuance of 586,403 common shares per the merger
agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)	-	-	45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880
Share issue costs (Note 11b)	-	-	(86,803)		(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)
Balance, December 31, 2008	23,546,370	$14,855	$14,757,932	$(12,777,195)	$1,995,592

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
As restated - Note 2

Years Ended December 31	2008	2007
OPERATING ACTIVITIES
Net loss for the period	$(9,987,270)	$(1,962,346)
Non-cash items included in net loss:
Deferred tax recovery	(40,389)	(8,225)
Non-controlling interest	(75,478)	(91,890)
Gain from sales and sales-type lease of domain names	(461,421)	-
Accretion interest expense	96,700	-
Stock-based compensation	2,162,526	409,057
Warrants issued	45,500	-
Issuance of common stock for services (Note 11b)	303,859	-
Extinguishment of debt by issuance of common stock (Note 11b)	16,500	-
Amortization and depreciation	291,643	24,135
Issuance of common stock for bonuses (Note 11b)	-	59,078
Change in operating assets and liabilities:
Accounts receivable	45,348	(81,914)
Prepaid expenses and deposits	136,631	(246,174)
Inventory	(74,082)	-
Accounts payable and accrued liabilities	1,596,314	459,824
Amounts payable to the BCCI and IPL	1,000,000	-
Bonuses payable	21,982	332,713
Deferred revenue	67,377	53,079
Deferred lease inducements	-	100,690
Cash flows used in operating activities	(4,854,260)	(951,973)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities	-	261,912
Net proceeds from sale of domain name	369,041	-
Net proceeds from sales-type lease of domain name	140,540	-
Cash consideration for Auctomatic (Note 7)	(1,530,047)	-
Purchases of property & equipment	(187,532)	(159,934)
Website development costs (Note 9)	(451,439)	-
Cash flows used in (from) investing activities	(1,659,437)	101,978

FINANCING ACTIVITIES
Proceeds from restricted cash	-	20,000
Proceeds from sale of common stock (net of share issue costs)	970,972	6,099,900
Cash flows from financing activities	970,972	6,119,900

Net increase (decrease) in cash and cash equivalents	(5,542,725)	5,269,905

Cash and cash equivalents, beginning of year	7,375,245	2,105,340
Cash and cash equivalents, end of year	$1,832,520	$7,375,245

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION

	2008	2007
Cash paid during the year for:
Interest	$-	$-
Income taxes	$6,944	$-

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company’s principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”.  On April 14, 1999, IMEDIAT Digital Creations, Inc. changed its name to “Communicate.com Inc.” and was redomiciled from British Columbia to the jurisdiction of Alberta.  On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.  DHI has 62,635,383 shares of common stock currently issued and outstanding.  61,478,225 shares, or approximately 98.2% of the outstanding shares, are held by Live Current.

Through its majority-owned subsidiary, Domain Holdings, Inc. (“DHI”), the Company builds consumer Internet experiences around its large portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  At December 31, 2008, DHI was actively developing websites on two domain names; one that provides e-commerce for fragrance and other health and beauty products, and another that will be a media rich consumer experience on a sports related website where the revenue model is based on paid advertising and sales of digital content and merchandise.  DHI develops content and sells advertising services on other domains held for future development.  Refer to Note 19.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  The new subsidiary has been incorporated in relation to the Auctomatic transaction. Refer to Note 7.

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

As at December 31, 2006, the Company owned 50.4% of the outstanding shares in FrequentTraveller.com Inc. (“FT”), a Nevada private company incorporated on October 29, 2002.  FT was a full service travel agency that catered to Internet-based customers seeking tours and other travel services.  On November 12, 2007, the Company disposed of its controlling interest in FT and at the end of 2007 no longer had any ownership in FT.  Refer to Note 5.

Basis of presentation
The consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $9,987,270 and realized a negative cash flow from operating activities of $4,854,260 for the year ended December 31, 2008.  There is an accumulated deficit of $12,777,195 (December 31, 2007 - $2,789,925) and a working capital deficiency of $3,199,931 at December 31, 2008.

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable. The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.  Refer to Note 19.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

The Company has established a plan to continue its current business operations and overcome its financial difficulties.  The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as follows:

1.
Auctomatic payment deferrals: Under the terms of the acquisition agreement to purchase Entity Inc. (also referred to as Auctomatic), the Company was obligated to make $800,000 in cash payments in May 2009.  Refer to Note 7.  The Company has negotiated an agreement with the majority of the Entity shareholders to convert more than half of this payable into a convertible interest bearing note with a nine month term. The payment due date is May 2010.

2.
Payment of Obligations with Common Stock:  The Company intends to continue to ask certain vendors if they will agree to accept the Company’s common stock in lieu of cash as payment for outstanding obligations.  During the first nine months of 2009, the Company has succeeded in reaching four such agreements as payment of approximately $396,000.

3.
Global Cricket Venture: In August 2009, the Company reached an agreement with an unrelated third party (“CricketCo”), whereby CricketCo agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  The Company has also agreed to sell the domain name cricket.com to CricketCo, along with the website, content, copyrights, trademarks, etc., for consideration of four equal payments of $250,000.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  Refer to Note 19.

4.
Reduction in employees and 100% deferral of CEO salary: Since December 31, 2008, the Company has reduced the number of its employees by 50%.  This included termination of the Company’s former President. All severance payments will be paid by June 2010.

In addition, members of senior management agreed to forgo 2008 bonuses, staff bonuses were not granted for 2008, and effective January 30th 2009, the Company’s CEO has agreed to defer 100% of his salary and bonus for an indefinite period of time and to convert such deferred salary into shares of the Company’s common stock at the end of 2009.

5.
Management Focus: Management has decided to focus on the business that is currently producing divisional profits: Perfume.com. This business continues to have the potential to grow dramatically and to produce profits in the short term with minimal investment.

6.
Supply Chain Management: In spring 2010, the Company plans to begin a process of transitioning from the legacy supply chain process which involved using multiple third party drop shippers where gross margins were 19-21% to a Third Party Logistics (“3PL”) process whereby the Company purchases the inventory and has a 3PL provider store, pick and pack the perfume that has been ordered by Perfume.com customers. This change in supply chain management will require a minimal investment in inventory but should result in a much healthier margin for those SKU’s shipped directly.

7.
Domain Name sales: Management entered into arrangements to sell or lease eight of the Company’s non-core domain name assets, including Cricket.com, as a non-dilutive way to raise working capital.  These transactions have raised nearly $4 million since the fourth quarter of 2008.  See Note 19.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that its original consolidated financial statements for the years ended December 31, 2008 and 2007, filed on March 31, 2009 (the “Original Financial Statements”) contained errors.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the years ended December 31, 2007 and 2008.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370, $246,759, and $254,984 as at December 31, 2008, December 31, 2007, and January 1, 2007 respectively, and deferred income tax recoveries of $40,389 and $8,225 in the years ended December 31, 2008 and 2007, respectively.

B. Non-Controlling Interest:

The Company discovered an error in its continuity of non-controlling interest in its subsidiaries as at January 1, 2007, resulting in a $100,676 increase to the opening non-controlling interest liability and deficit.

The Company also determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5.

Prior to recognizing the non-controlling interest liabilities described in the preceding two paragraphs, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $75,748 and $91,890 in the years ended December 31, 2008 and 2007, respectively.

C. Management Compensation:

(i)  The December 31, 2007 financial statements did not accrue $91,423 for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to the Company’s former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as the Company’s President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 financial statements.

(ii)  The December 31, 2008 financial statements did not accrue for $119,045 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement.  These special bonuses are not discretionary, but will only be paid if he remained employed as an officer of the Company on the dates payable.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $118,893 and $18,971 to the Company’s stock-based compensation expense in the years ended December 31, 2008 and 2007, respectively.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. Other

(i)	Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 and $63,750 in the years ended December 31, 2008 and 2007, respectively.

(ii)	Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

(iii)	Miscellaneous Income

The Company discovered an immaterial error in miscellaneous income relating to periods prior to January 1, 2007, resulting in a $35,810 increase to opening deficit at January 1, 2007.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the Original Financial Statements.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.

G. Shares issued in connection with the merger with Auctomatic:

(i)	Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill.

(ii)	Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in 2008 is $170,065.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 payable and expensed during the year ended December 31, 2008 to the BCCI and IPL.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. Tax Impact:

None of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of December 31, 2008:

December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$1,832,520	$-	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)		93,582	-	93,582
Prepaid expenses and deposits		109,543	-	109,543
Inventory		74,082	-	74,082
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		2,133,150	-	2,133,150

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred acquisition costs		-	-	-
Property & equipment		1,042,851	-	1,042,851
Website development costs	E(ii)	392,799	(37,408)	355,391
Intangible assets		1,587,463	-	1,587,463
Goodwill	B, G(i)	2,428,602	177,438	2,606,040
Total Assets		$7,608,288	$140,030	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	E(i), H	$4,131,264	$(1,083,271)	$3,047,993
Amounts payable to the BCCI and IPL	H	-	1,000,000	1,000,000
Bonuses payable	C(ii)	235,650	119,045	354,695
Due to shareholders of Auctomatic		789,799	-	789,799
Deferred revenue		120,456	-	120,456
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		5,297,307	35,774	5,333,081

Non-controlling interest		-	-	-
Deferred income tax	A	-	206,370	206,370
Warrants	F	-	157,895	157,895
Deferred lease inducements		55,380	-	55,380
Total Liabilities		5,352,687	400,039	5,752,726

STOCKHOLDERS' EQUITY
Common Stock		14,855	-	14,855
Additional paid-in capital		14,772,880	(14,948)	14,757,932
Accumulated deficit		(12,532,134)	(245,061)	(12,777,195)
Total Stockholders' Equity		2,255,601	(260,009)	1,995,592
Total Liabilities and Stockholders' Equity		$7,608,288	$140,030	$7,748,318

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2008:

For the year ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$9,364,833	$-	$9,364,833

COSTS OF SALES		7,683,812	-	7,683,812

GROSS PROFIT		1,681,021	-	1,681,021

EXPENSES
Amortization and depreciation		253,141	-	253,141
Amortization of website development costs		58,640	-	58,640
Corporate general and administrative	E(i)	2,537,422	(19,521)	2,517,901
ECommerce general and administrative		567,980	-	567,980
Management fees and employee salaries	C(i), C(ii), D, G(ii)	4,746,255	78,794	4,825,049
Corporate marketing		42,399	-	42,399
ECommerce marketing		766,393	-	766,393
Other expenses		708,804	-	708,804
Total Expenses		9,681,034	59,273	9,740,307

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	H	(2,476,255)	1,000,000	(1,476,255)
Global Cricket Venture payments	H	-	(1,000,000)	(1,000,000)
Gain from sales and sales-type lease of domain names	E(ii)	498,829	(37,408)	461,421
Accretion interest expense		(96,700)	-	(96,700)
Interest and investment income		67,683	-	67,683
Non-controlling interest	B	-	75,478	75,478
Total Other Income (Expenses)		(2,006,443)	38,070	(1,968,373)

NET LOSS BEFORE TAXES		(10,006,456)	(21,203)	(10,027,659)

TAX EXPENSE
Deferred tax recovery	A	-	(40,389)	(40,389)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(10,006,456)	$19,186	$(9,987,270)

BASIC AND DILUTED LOSS PER SHARE		$(0.46)	0.00	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,937,179	-	21,937,179

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of December 31, 2008:

For the year Ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period1		$(10,006,456)	$19,186	$(9,987,270)
Non-cash items included in net loss:
Deferred tax recovery	A	-	(40,389)	(40,389)
Non-controlling interest	B	-	(75,478)	(75,478)
Gain from sales and sales-type lease of domain names	E(ii)	(498,829)	37,408	(461,421)
Accretion interest expense		96,700	-	96,700
Stock-based compensation	D, G(ii)	2,111,354	51,172	2,162,526
Warrants issued		45,500	-	45,500
Issuance of common stock for services		303,859	-	303,859
Extinguishment of debt by issuance of common stock		16,500	-	16,500
Amortization and depreciation		291,643	-	291,643
Change in operating assets and liabilities:
Accounts receivable		45,348	-	45,348
Prepaid expenses and deposits		136,631	-	136,631
Inventory		(74,082)	-	(74,082)
Accounts payable and accrued liabilities	E(i), H	2,615,835	(1,019,521)	1,596,314
Amounts payable to the BCCI and IPL	H	-	1,000,000	1,000,000
Bonuses payable	C(i), C(ii)	(5,640)	27,622	21,982
Deferred revenue		67,377	-	67,377
Cash flows used in operating activities		(4,854,260)	-	(4,854,260)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities		-	-	-
Net proceeds from sale of domain name		369,041	-	369,041
Net proceeds from sales-type lease of domain name		140,540	-	140,540
Cash consideration for Auctomatic		(1,530,047)	-	(1,530,047)
Purchases of property & equipment		(187,532)	-	(187,532)
Website development costs		(451,439)	-	(451,439)
Cash flows used in (from) investing activities		(1,659,437)	-	(1,659,437)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of share issue costs)		970,972	-	970,972
Cash flows from financing activities		970,972	-	970,972

Net increase (decrease) in cash and cash equivalents		(5,542,725)	-	(5,542,725)

Cash and cash equivalents, beginning of year		7,375,245	-	7,375,245
Cash and cash equivalents, end of year		$1,832,520	$-	$1,832,520

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of December 31, 2007:

As at December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$7,375,245	$-	$7,375,245
Accounts receivable (net of allowance for doubtful accounts of nil)		138,930	-	138,930
Prepaid expenses and deposits		246,174	-	246,174
Total current assets		7,760,349	-	7,760,349

Property & equipment		175,797	-	175,797
Intangible assets		1,645,061	-	1,645,061
Total Assets		$9,581,207	$-	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	E(i)	$1,515,429	$(63,750)	$1,451,679
Bonuses payable	C(i)	241,290	91,423	332,713
Deferred revenue		53,079	-	53,079
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		1,829,936	27,673	2,113,154
				-
Non-controlling interest	B	-	8,786	8,786
Deferred income tax	A		246,759	246,759
Deferred lease inducements		75,518	-	75,518
Total Liabilities		1,905,454	283,218	2,188,672

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital		10,188,975	(18,971)	10,170,004
Accumulated deficit		(2,525,678)	(264,247)	(2,789,925)
Total Stockholders' Equity		7,675,753	(283,218)	7,392,535
Total Liabilities and Stockholders' Equity		$9,581,207	$-	$9,581,207

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2007:

Year Ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated

SALES
Health and beauty eCommerce		$8,092,707	$-	$8,092,707
Other eCommerce		485,199	-	485,199
Domain name advertising		449,613	-	449,613
Miscellaneous income	E(iii)	35,810	(35,810)	-
Total Sales		9,063,329	(35,810)	9,027,519

COSTS OF SALES
Health and Beauty eCommerce		6,512,292	-	6,512,292
Other eCommerce		509,181	-	509,181
Total Costs of Sales		7,021,473	-	7,021,473

GROSS PROFIT		2,041,856	(35,810)	2,006,046

EXPENSES
Amortization and depreciation		29,169	-	29,169
Corporate general and administrative	E(i)	686,921	(63,750)	623,171
ECommerce general and administrative		304,212	-	304,212
Management fees and employee salaries	C(i), D	1,981,051	72,452	2,053,503
ECommerce marketing		817,101	-	817,101
Other expenses		637,730	-	637,730
Total Expenses		4,456,184	8,702	4,464,886

OTHER INCOME (EXPENSES)
Interest and investment income		119,574	-	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.		276,805	-	276,805
Non-controlling interest	B	-	91,890	91,890
Total Other Income (Expenses)		396,379	91,890	488,269

NET LOSS AND COMPREHENSIVE LOSS BEFORE TAXES		(2,017,949)	47,378	(1,970,571)

TAX EXPENSE
Deferred tax recovery	A	-	(8,225)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,017,949)	$55,603	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE		$(0.11)	$0.00	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,070,236	-	19,070,236

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of December 31, 2007:

For the year ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(2,017,949)	$55,603	$(1,962,346)
Non-cash items included in net loss:
Deferred tax recovery	A	-	(8,225)	(8,225)
Non-controlling interest	B	-	(91,890)	(91,890)
Stock-based compensation	D	428,028	(18,971)	409,057
Amortization and depreciation		24,135	-	24,135
Issuance of common stock for bonuses		59,078	-	59,078
Change in operating assets and liabilities:
Accounts receivable	E(iii)	(117,724)	35,810	(81,914)
Prepaid expenses and deposits		(246,174)	-	(246,174)
Accounts payable and accrued liabilities	E(i)	523,574	(63,750)	459,824
Bonuses payable	C(i)	241,290	91,423	332,713
Deferred revenue		53,079	-	53,079
Deferred lease inducements		100,690	-	100,690
Cash flows used in operating activities		(951,973)	-	(951,973)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities		261,912	-	261,912
Purchases of property & equipment		(159,934)	-	(159,934)
Cash flows used in (from) investing activities		101,978	-	101,978

FINANCING ACTIVITIES
Proceeds from restricted cash		20,000	-	20,000
Proceeds from sale of common stock (net of share issue costs)		6,099,900	-	6,099,900
Cash flows from financing activities		6,119,900	-	6,119,900

Net increase (decrease) in cash and cash equivalents		5,269,905	-	5,269,905

Cash and cash equivalents, beginning of year		2,105,340	-	2,105,340
Cash and cash equivalents, end of year		$7,375,245	$-	$7,375,245

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of stockholders’ equity as of December 31, 2008 and December 31, 2007:

		As previously reported
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total
	Reference	Number of Shares	Amount
Balance, December 31, 2006		17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696	$-	$3,106,696
Adjustment to opening accumulated deficit	A, B, E(iii)	-	-	-	-	-	(319,850)	(319,850)
Balance, December 31, 2006		17,836,339	8,846	3,605,579	(507,729)	3,106,696	(319,850)	2,786,846
Issuance of 60,284 common shares at $0.98 per share in lieu of accrued bonuses to officers		60,284	60	59,018		59,078	-	59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO		1,000,000	1,000	999,000		1,000,000	-	1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share		2,550,000	2,550	5,097,450		5,100,000	-	5,100,000
Share issue costs		-		(100)		(100)	-	(100)
Stock-based compensation	D	-		428,028		428,028	(18,971)	409,057
Net loss and comprehensive loss	A, B, C(i), D, E(i), E(iii)	-			(2,017,949)	(2,017,949)	55,603	(1,962,346)
Balance, December 31, 2007		21,446,623	12,456	10,188,975	(2,525,678)	7,675,753	(283,218)	7,392,535
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526
Issuance of 586,403 common shares per the merger agreement with Automatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)
Balance, December 31, 2008		23,546,370	$14,855	$14,772,880	$(12,532,134)	$2,255,601	$(260,009)	$1,995,592

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Combinations
On the acquisition of a subsidiary, the purchase method of accounting is used whereby the purchase consideration is allocated to the identifiable assets and liabilities on the basis of fair value at the date of acquisition.  The Company considers critical estimates involved in determining any amount of goodwill, and tests for impairment of such goodwill as disclosed in its Goodwill accounting policy below.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from the Company’s sites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records web advertising revenues on a gross basis.

Until the disposal of the Company’s shares in FrequentTraveller.com Inc. on November 12, 2007, revenues from the sales of travel products, including tours, airfares and hotel reservations, where the Company acted as the merchant of record and had inventory risk, were recorded on a gross basis.  Customer deposits received prior to ticket issuance or 30-days prior to travel were recorded as deferred revenue.  Where the Company did not act as the merchant of record and had no inventory risk, revenues were recorded at the net amounts, without any associated cost of revenue in accordance with EITF 99-19.  See also Note 5.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In 2008, there was a sale of a geo-domain name for net proceeds of $369,041.  Collectibility of the amounts owing on this sale are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  There were no sales of domain names during 2007.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consists primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control. Collectibility of these revenues generated are reasonably assured and therefore accounted for as a sales-type lease in the period the transaction occurs.  See also Note 12.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions
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

Comprehensive loss
Comprehensive loss includes all changes in equity of the Company during a period except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) (“OCI”).  The major components included in OCI are cumulative translation adjustments arising on the translation of the financial statements of self-sustaining foreign operations and unrealized gains and losses on financial assets classified as available-for-sale.  The Company has no self-sustaining foreign operations or unrealized gains or losses on financial assets classified as available-for-sale.

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

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of goods and services taxes (GST) receivable, advertising revenues receivable and the balance receivable relating to its December 31, 2008 sale of a domain name as disclosed in Note 12.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably collectible and therefore no allowance for doubtful accounts has been reflected at year end.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property & Equipment
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

Website development costs
The Company has adopted the provisions of EITF No. 00-2, Accounting for Web Site Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.  See also Note 9.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense in 2008 of $808,792 (2007 - $817,101) were reported in “Corporate Marketing” and “eCommerce Marketing” on the Company’s consolidated statements of operations.

Stock-based compensation
During the third quarter of 2007, the Company implemented the following new critical accounting policy related to its stock-based compensation. Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In August 2007, the Company’s Board of Directors approved an Incentive Stock Option Plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to employees of the Company, while non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  See also Note 11.

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

Non-Controlling Interest
The consolidated financial statements include the accounts of DHI (and its subsidiaries).  All intercompany accounts and transactions have been eliminated upon consolidation.  The Company records non-controlling interest which reflects the 1.8% portion of the earnings of DHI and its subsidiaries allocable to the holders of the minority interest.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
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

Recent Accounting Pronouncements

FAS 168
In June, 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.  The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009, which, for the Company, would be the fiscal year beginning January 1, 2010. The Company is currently assessing the impact of FAS No. 168 on its financial position and results of operations.

FAS 166
In June, 2009, the FASB issued FAS No. 166, Accounting for Transfer of Financial Assets – An Amendment of FASB Statement No. 140. The new standard is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, which, for the Company, would be the fiscal year beginning January 1, 2010. The Company is currently assessing the impact of FAS No. 166 on its financial position and results of operations.

FAS 165
In May, 2009, the FASB issued FAS No. 165, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, would be the interim period ending June 30, 2009. The Company does not expect that this Statement will result in a change in current practice.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

FSP FAS 142-3
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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

The Company adopted FAS 159 in 2008.  The adoption did not have a material effect on its financial results.

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

In 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on its financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 4.

The Company will apply the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis in 2009. The Company is currently evaluating the effect of this application on its financial reporting and disclosures.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of its financial assets.

NOTE 4 – FINANCIAL INSTRUMENTS

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments
As described in Note 3, the Company adopted the provisions of FAS 157 as of January 1, 2008.  FAS 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, amounts payable to the BCCI and IPL, bonuses payable, amounts due to shareholders of Auctomatic and warrants.  The Company did not elect to value its financial assets or liabilities in accordance with FAS 159. The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2007 – 94.9%) of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method, resulting in an increase to goodwill of $66,692, and a credit against the non-controlling interest of $75,478 charged to income in the year.

Until November 12, 2007, the Company owned a 50.4% controlling interest in FrequentTraveller.com Inc. (“FT”), a private Nevada corporation incorporated on October 29, 2002.  FT commenced operations in November 2003, providing travel services to customers online and by telephone.  Since inception, FT had incurred expenses in excess of revenues and Live Current’s share of the net liabilities was $276,805 as at November 12, 2007.  On this date, the Company sold its 50.4% shareholdings in FT to the other FT shareholder for no additional consideration, resulting in a gain equal to FT’s net liabilities.  The following table summarizes the assets and liabilities foregone in exchange for the Company’s shareholding.

Assets
Cash	$46,974
Accounts Receivable	7,570

Liabilities
Accounts payable and accrued liabilities	(176,312)
Deferred Revenue	(111,857)
Loan	(43,180)

Net Liabilities	$276,805

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 6 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOU, which would be preliminary to a final agreement, starts the Company’s planned exploitation of its cricket.com domain name.

Certain other subsidiaries and ventures have been incorporated or formed to further this business opportunity, however none of them have significant assets or operations to date, nor have any material binding contracts been signed.

During 2008, the Company incurred $1.47 million in furtherance of this plan.  There were no such costs in any period of 2007.  The Company also incurred $1 million of liabilities in aggregate to the BCCI and IPL in respect of exclusive online content rights agreements.

As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

In August 2009, the Company transferred and assigned all its interests in the project, including its ownership of the cricket.com domain name, for cash and assumption by the third party of all past and future liabilities due to the BCCI and IPL.  Refer to Note 19.

NOTE 7 – MERGER AGREEMENT

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

The Merger Agreement closed on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $152,939 in certain assumed liabilities and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by $3.00 per share, the closing price of the Company’s common stock on the business day immediately preceding the Closing Date) in exchange for all the issued and outstanding shares of Auctomatic.

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

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation.  Subsequent to year end, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversary will no longer be payable.  The remaining 275,736 shares of the common stock owing to the other founders remain payable on the anniversary dates as noted above.  See also Note 11.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 7 – MERGER AGREEMENT (continued)

The purchase price to affect the merger was allocated as following on the closing date:

Purchase Price Paid

Cash (net of assumed liabilities)	$1,046,695
Transaction Costs	387,358

Cash consideration for Auctomatic	1,434,053

Present value of shares of common stock paid and payable to shareholders of Auctomatic	1,248,865
Present value of amounts payable to shareholders of Auctomatic	640,000

Total	$3,322,918

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction software	925,000
Goodwill	2,539,348

Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,322,918

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the nine months ended December 31, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2007, the comparative pro forma information for the year ended December 31, 2007 would have no effect to reported revenues, cumulative effect of accounting changes, income before extraordinary items or net income.  See Note 19.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 8 – PROPERTY & EQUIPMENT

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

NOTE 9 – WEBSITE DEVELOPMENT COSTS

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

	2008	2007
Website Development Costs	$405,001	$-
Less: Amortization	(49,610)	-
	$355,391	$-

During the year, the Company capitalized website development costs of $451,439.  The Company expensed website development costs of $46,438 and corresponding accumulated amortization of $9,030 related to a domain name that was sold on December 31, 2008. The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	2008	2007
Deferred Lease Inducements	$75,518	$95,656
Less: Current Portion	(20,138)	(20,138)
	$55,380	$75,518

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 11 – COMMON STOCK

a)     Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)     Issued

At December 31, 2008, there were 23,546,370 (2007 – 21,446,683) shares issued and outstanding.

2008

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the merger agreement.  The value of the stock consideration was added to the cash consideration in the Company’s determination of the purchase price.  See also Note 7.  The remaining 413,604 shares of common stock are reserved for future issuance to the Auctomatic founders and are being accounted for as stock-based compensation pursuant to FAS 123(R).  See also Note 11c and Note 11d.

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

The Company also issued 50,000 warrants to the investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 11(e).

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

During November 2008, the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  The Company raised gross proceeds of $1,057,775 (the “Offering”). The private placement closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the private placement.  The Company is required to use its reasonable best efforts to file an S-1 Registration Statement with the SEC to register for resale the common stock and the common stock underlying the warrants.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.  Refer to Note 11e.

In December 2008, the Company extinguished $16,500 of accounts payable by issuing 33,000 shares to the investor relations firm that had previously been engaged to provide investor relations services to the Company.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

b)     Issued (continued)

2008 (continued)

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

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”) in exchange for $1,000,000 cash.  See also Note 11(e).  The warrants expire on June 10, 2009.

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

c)    Reserved

2008

At the year end, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement.  Subsequent to year end, one of the Auctomatic founders resigned from the Company.  As a result, 137,868 shares reserved for distribution to this individual have been released subsequent to year end and are no longer payable.  Pursuant to the release, the balance of reserved shares of common stock for future issuance and distribution is 275,736.  See also Note 7 and Note 11d.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

d)     Stock Options

The assumptions used in the pricing model include:

	2008	2007
Dividend yield	0%	0%
Expected volatility	64.86%-75.68%	118.02%
Risk free interest rate	1.62% - 3.07%	3.97% - 4.05%
Expected lives	3.375 years	3.375 years

(i)
On September 11, 2007, the Company granted a total of 1,200,000 stock options at an exercise price of $2.50 per share.  1,000,000 options were granted to the Company’s CEO and 100,000 options were granted to each of two directors.  These options have a fair value of $1.50-$1.54 per option granted.

(ii)
On September 11, 2007, the Company granted 50,000 stock options at an exercise price of $2.50 per share to a consultant.  These options have a fair value of $0.06 per option granted at December 31, 2008.

(iii)
On October 1, 2007, the Company granted to its Chief Operating Officer (“COO”) 1,500,000 options at an exercise price of $2.04 per share.  These options have a fair value of $1.23 per option granted.  All of these options were forfeited subsequent to year end.

(iv)
On January 1, 2008, the Company granted to its Chief Corporate Development Officer (“CCDO”) 1,000,000 options at an exercise price of $2.06 per share.  These options have a fair value of $1.19 per option granted.

(v)
On January 7, 2008, the Company granted to its Vice President, Finance (“VP Finance”) 150,000 options at an exercise price of $1.98 per share.  These options have a fair value of $1.14 per option granted.

(vi)	On March 14, 2008, the Company granted to a director 100,000 options at an exercise price of $2.49 per share. These options have a fair value of $1.32 per option granted.

(vii)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP GC”) 125,000 options at an exercise price of $3.10 per share.  These options have a fair value of $1.63 per option granted.

(viii)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.19 and $1.58 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited subsequent to year end.

(ix)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.32 and $1.58 per option granted.  17,500 of these options have been forfeited during 2008, and an additional 92,500 options were forfeited subsequent to year end.

(x)
Between January 1, 2008 and December 31, 2008, the Company granted to consultants a total of 70,000 options at exercise prices ranging from $2.06 to $2.49 per share.  All of these options were forfeited during 2008.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

d)     Stock Options (continued)

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

The fair value of these options at December 31, 2008 of $5,824,833 (2007 - $3,716,714) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly an expense has been recognized in the year ended December 31, 2008 of $1,992,461 (2007 - $409,057) and included in management fees and employee salaries expense.

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement.  As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation.  Subsequent to year end, 137,868 of these shares were forfeited.  See also Note 7.  All such shares have been valued using the Black Scholes option pricing model at the date of grant using a 3 year term and a 33% forfeiture rate.  The Company assesses forfeiture rates for these shares consistent to its analysis of granted options.  The Auctomatic founders are considered corporate directors, along with some other employees.  The forfeiture rate of 33% among Auctomatic founders alone is consistent with a 25% forfeiture rate for the whole class of corporate directors.

The fair value of these shares at December 31, 2008 of $1,157,049 (2007 - $Nil) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly, an expense has been recognized in the year ended December 31, 2008 of $170,065 (2007 - $Nil) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan during 2007 and 2008 is presented below:

Options	Shares	Weighted Average Exercise Price $	Fair Value $
Options outstanding, January 1, 2007	-	-	-
Granted	2,750,000	2.25	0.06 – 1.54
Exercised	-	-	-
Cancelled or expired	-	-	-
Options outstanding, December 31, 2007	2,750,000	2.25	0.06 – 1.54
Granted	2,160,000	2.34	0.32 – 1.63
Exercised	-	-	-
Cancelled or expired	112,500	2.29	1.19
Options outstanding, December 31, 2008	4,797,500	2.29	0.06 – 1.63

Options vested at December 31, 2008	2,750,000	2.25	0.06 – 1.63
Weighted average remaining life	3.90 Years

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

e)     Common Stock Purchase Warrants

2008

On May 1, 2008, the Company issued 50,000 common stock share purchase warrants with an exercise price of $2.33 to its investor relations firm in connection with a services agreement.  The warrants expire May 1, 2010.  The Company valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per warrant granted, and a total fair value of $45,500.

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at November 19, 2008 and December 31, 2008 was $157,895.  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under EITF 00-19, and their fair value of $157,895 is recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.

2007

On June 11, 2007, in connection with the issuance of 1,000,000 common shares to a company owned and controlled by the Company’s Chief Executive Officer (“CEO”), the Company also issued 1,000,000 common stock share purchase warrants with an exercise price of $1.25.  The warrants expired June 10, 2009.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 12 – DOMAIN NAME LEASES AND SALES

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

On December 31, 2008, the Company entered into an agreement to sell one domain name to an unrelated third party for CDN$500,000.  The terms of the agreement provided for the receipt of CDN$476,190 on December 31, 2008 and the balance of CDN$23,810 by March 31, 2009.  The title of the domain name transferred to the buyer at December 31, 2008 and collection of the balance is reasonably assured, therefore the disposal and resulting gain of USD$293,215 was recorded on December 31, 2008.

There were no sales of domain names in the 2007 fiscal year.

NOTE 13 – OTHER EXPENSES

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

NOTE 14 – INCOME TAXES

The Company’s subsidiaries, DHI, Acadia, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company, its subsidiaries Delaware and FT (until the date of disposition of FT on November 12, 2007) are subject to United States federal and state taxes.

As at December 31, 2008, the Company and its US subsidiaries have net operating loss carryforwards of approximately $4,138,000 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $6,187,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2028.  The Company’s subsidiary DHI also has approximately $896,300 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.    The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 14 – INCOME TAXES (continued)

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	2008	2007
Income (Loss) before income taxes	$(10,027,659)	$(1,970,571)
Combined corporate tax rate	35.0%	34.1%

Expected corporate tax recovery (expense)	3,509,681	672,359

Effective foreign tax rate adjustment	(158,651)	-

Increase (decrease) resulting from:
Non-taxable gain on disposal	-	146,937
Effect of tax rate changes	(129,720)	(195,193)
Reduction in future tax benefits related to Auctomatic	(219,980)	-
Reduction in future tax benefits related to intangible assets	(91,309)	-
Non-taxable portion of domain name sales	143,041	-
Stock based compensation	(701,983)	(139,570)
Non-deductible items and other	(176,776)	7,735
Exchange adjustment to foreign denominated future tax assets	(71,806)	199,870
Change in valuation allowance due to disposal of subsidiary	-	(271,460)
Change in valuation allowance	(2,102,497)	(420,678)

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2008	2007

Deferred income tax assets:
Operating losses available for future periods	$3,056,863	$752,303
Property and equipment in excess of net book value	-	477,792
Other differences	24,134	-

	3,080,997	1,230,095
Deferred income tax liabilities
Property and equipment in excess of net book value	(28,325)	-
Indefinite life intangible assets	(206,370)	(246,759)
Other differences	-	(279,920)

	2,846,302	703,416
Valuation allowance	(3,052,672)	(950,175)

Net deferred income tax liability	$(206,370)	$(246,759)

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of its domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability and recovery in its consolidated financial statements at December 31, 2008 and December 31, 2007.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 15 – SEGMENTED INFORMATION

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

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2008

		eCommerce	eCommerce	Total
	Advertising	Products	Services
	$	$	$	$
Revenue	93,140	9,271,693	-	9,364,833
Segment Loss	(2,838,178)	(5,221,108)	-	(8,059,286)

As at December 31, 2008	$	$	$	$
Total Assets	1,665,723	6,082,595	-	7,748,318
Intangible Assets	1,398,417	189,046	-	1,587,463

For the year ended December 31, 2007

		eCommerce	eCommerce	Total
	Advertising	Products	Services
	$	$	$	$
Revenue	449,613	8,097,315	480,591	9,027,519
Segment Loss	(644,647)	(1,644,685)	(169,508)	(2,458,840)

As at December 31, 2007	$	$	$	$
Total Assets	1,384,718	8,196,489	-	9,581,207
Intangible Assets	1,384,718	260,343	-	1,645,061

The reconciliation of the segment profit to net loss before taxes as reported in the consolidated financial statements is as follows:

	2008	2007

Segment Loss	$(8,059,286)	$(2,458,840)
Other (Income) and Expenses
Global Cricket Venture expenses	(1,476,255)	-
Global Cricket Venture minimum lease payments	(1,000,000)
Gains from sales and sales-type lease of domain names	461,421	-
Accretion expense	(96,700)	-
Interest and investment income	67,683	119,574
Minority Interest	75,478	91,890
Gain on Disposal of Investment of FrequentTraveler.com Inc.		276,805
Net loss and comprehensive loss before taxes for the year	$(10,027,659)	$(1,970,571)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 16 – COMMITMENTS

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

Cricket Venture

The MOU with the BCCI and the IPL requires the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See also Note 6.  Pursuant to the terms of the MOU, the future minimum payments are listed in the table below.

	BCCI USD$	IPL USD$	TOTAL USD $
2009	2,625,000	1,625,000	4,275,000
2010	3,000,000	2,000,000	5,000,000
2011	3,750,000	2,500,000	6,250,000
2012	3,000,000	2,000,000	5,000,000
2013	3,000,000	2,000,000	5,000,000
2014	3,000,000	2,000,000	5,000,000
2015	3,000,000	2,000,000	5,000,000
2016	3,000,000	2,000,000	5,000,000
2017	3,250,000	2,250,000	5,500,000
2018	1,750,000	1,250,000	3,000,000

On or about October 1, 2008, the Company was scheduled to make payments to the BCCI and the IPL in the amounts of $625,000 and $375,000, respectively, in connection with Global Cricket Venture.  The payments owed to the BCCI were renegotiated, although a formal amendment to the MOU had not been signed at December 31, 2008.  The parties agreed that the October 1, 2008 payment would be decreased by $500,000, to $125,000, and that the payment of $750,000 that was due to be made on October 1, 2009 would be eliminated entirely.  The amounts due to the IPL were not changed.  Given that these renegotiated amounts had not yet been memorialized in writing, on October 1, 2008 the Company accrued and expensed the initial amounts owing to the BCCI of $625,000 and to the IPL of $375,000.

The commitment schedule above reflects the original commitments according to the MOUs, not including any of the parties’ renegotiations.  Such payments may be subject to certain withholding or other taxes which the Company may be required to gross up pursuant to the terms of the MOU.  These terms were further renegotiated in March 2009.  In August 2009, an unrelated third party agreed to assume and be liable for all past and future obligations and liabilities of GCV.  See Note 19.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 17 – CONTINGENCY

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

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company issued shares of common stock to related parties pursuant to private placements in 2007 and 2008 as follows:

2008

On November 19, 2008, the Company closed a private placement financing in which Mr. Hampson invested $126,750.  Mr. Hampson received 195,000 restricted shares of common stock, two-year warrants to purchase 97,500 common shares at an exercise price of $0.78, and three-year warrants to purchase 97,500 common shares at an exercise price of $0.91.

On November 19, 2008, the Company closed a private placement financing in which Jonathan Ehrlich, its then President and Chief Operating Officer, invested $25,000.  Mr. Ehrlich received 38,461 restricted shares of common stock, two-year warrants to purchase 19,230 common shares at an exercise price of $0.78, and three-year warrants to purchase 19,230 common shares at an exercise price of $0.91.

On November 19, 2008, the Company closed a private placement financing in which Mark Melville, its Chief Corporate Development Officer, invested $35,000.  Mr. Melville received 53,846 restricted shares of common stock, two-year warrants to purchase 26,923 common shares at an exercise price of $0.78, and three-year warrants to purchase 26,923 common shares at an exercise price of $0.91.

2007

On September 24, 2007, the Company closed a $5,100,000 private placement financing in which Mr. Hampson invested $110,000.  Mr. Hampson received 55,000 restricted shares of the Company’s common stock.

On June 11, 2007, the Board of Directors of Live Current issued 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 additional shares of restricted common stock at the price of $1.25 effective until June 10, 2009 to Hampson Equities Ltd., a company owned and controlled by C. Geoffrey Hampson, the Company’s Chief Executive Officer, pursuant to a subscription agreement dated June 1, 2007.  The amount of the subscription was $1,000,000.

The Company has not entered into any other significant related party transactions with individuals or companies either owned or subject to significant influence by management, directors, and principal shareholders.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 19 – SUBSEQUENT EVENTS

Global Cricket Venture

On March 31, 2009, the Company, its recently formed subsidiary GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  The Company, Global Cricket Venture and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the $1 million owing at December 31, 2008 was reduced to $500,000.  The responsibility for this payment and the benefits associated with the MOU formerly held by the Company were transferred to GCV.

In August 2009, GCV transferred and assigned to an unrelated third party (“CricketCo”) all of its rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, CricketCo also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  The Company has also agreed to sell the domain name cricket.com to a company related to CricketCo whereby the Company will sell the cricket.com domain name, along with the website, content, copyrights, trademarks, etc., for consideration of four equal payments of $250,000.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  The Company cannot determine the financial impact of this transaction at this time.

Auctomatic

In August 2009, the Company reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable into a convertible interest bearing note with a one year term. The payment due date is May 22, 2010.

Also in August 2009, the Company reached an agreement with the remaining two founders of Auctomatic which terminates their employment.  Under their severance agreements, the Company will repay the amounts owed under the Merger Agreement at a 10% discount to face value, and will record an additional $60,000 in severance costs due to them under their employment agreements. In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

The Company no longer has any intention of using the software as a platform for the development of any of its domain names.  It has now adapted a different platform for Perfume.com, and will use platforms developed by the Company’s partners for Karate.com and likely any future partnerships.  The Company believes that any resale value of the software without the individuals who built it is minimal.  In Q1 of 2009, one founder of Auctomatic left the Company, and subsequent to Q2 of 2009, the other two founders of Auctomatic were terminated.  The auction software that was acquired pursuant to the Merger Agreement was developed by these three founders.  As all founders of Auctomatic are no longer employed, the Company no longer has any individuals who can understand or modify the technology.  As a result, the Company believes that the auction software is impaired and will write off its net book value of $590,973 at the end of the second quarter of 2009.

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

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 19 – SUBSEQUENT EVENTS (continued)

Employment Severance Agreement (continued)

In June 2009, the Company and the COO renegotiated the payment terms of the amounts under the COO Severance Agreement.  As of September 1, 2009, the remaining severance allowance and additional benefits to be paid shall be paid in equal semi-monthly instalments over a remaining period of ten months instead of five months, and therefore will continue through June 30, 2010.  In addition, the COO deferred the net monthly equity payments that the Company was obligated to pay him during the 2009 calendar year to December 31, 2009.

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

On June 17, 2009, the Company issued 45,956 shares of its common stock to each of the two Auctomatic founders remaining employed with the Company as required under the Merger Agreement (Note 7), for a total of 91,912 shares.

Stock Option Plan

In January 2009, 1,692,500 stock options were forfeited.

On March 25, 2009, a total of 115,000 stock options were granted to five of its full-time employees at an exercise price of $0.30 per share.

On March 25, 2009, the Company’s Board of Directors reduced the exercise price of all outstanding stock options granted pursuant to the Live Current Media Inc. Stock Incentive Plan to $0.65.  These options are held by its officers, directors, employees, consultants and agents.  The incremental value of $213,895 relating to the fair values at the date of the reduction in price has been included in the period expense during the first quarter of 2009.

In April and May 2009, a total of 10,000 stock options were granted to two of the Company’s full-time employees at exercise prices between $0.30 and $0.35.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 19 – SUBSEQUENT EVENTS (continued)

Sales of Domain Names

In February 2009, the Company sold a domain name for $1.25 million, to be paid in irregular instalments between February 2009 and February 2010.  Due to the uncertainty regarding the collectibility of the funds in the future, amounts received were recorded as a gain on sale of a domain name.  This agreement was breached by the buyer in May 2009, and the buyer forfeited a total of $355,000 that had already been paid to the Company in February, March, April and May 2009.  Under the terms of the agreement, the Company retained the receipted payments and ownership of the domain name.  The Company retained the rights to renegotiate payment terms with the original buyer or enter into a new arrangement with a new buyer. In August 2009, the Company sold this domain name for net proceeds of $990,000 to an unrelated buyer, the payment of which was received in full upon execution of the agreement.  See Note 12.

In February 2009, the Company sold a domain name for net $360,000, to be paid in one full instalment.

In April 2009, the Company sold a domain name for net proceeds of $360,000, which was paid in full upon execution of the agreement.

In July 2009, the Company sold three domain names for net proceeds of $652,500, the payments of which were received in full shortly after execution of the agreements.

In August 2009, the Company sold the domain name www.cricket.com as disclosed above.

NOTE 20 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables illustrate selected unaudited consolidated statement of operations data for each restated quarter of fiscal 2008 as described in Note 2.

As at March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$5,353,567	$-	$5,353,567
Other assets	(i)	2,232,194	66,692	2,298,886
Total Assets		$7,585,761	$66,692	$7,652,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(ii), (iii)	1,351,599	215,025	1,566,624
Other Liabilities	(i), (v)	70,483	270,731	341,214
Total Liabilities		1,422,082	485,756	1,907,838

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital	(iv)	10,671,119	(57,394)	10,613,725
Accumulated deficit	(i) to (vi)	(4,519,896)	(361,670)	(4,881,566)
Total Stockholders' Equity		6,163,679	(419,064)	5,744,615
Total Liabilities and Stockholders' Equity		$7,585,761	$66,692	$7,652,453

For the three months ended March 31, 2008

Gross Profit		$362,417	$-	$362,417
Total Expenses	(ii), (iii), (iv), (vi)	2,512,022	148,929	2,660,951
Total Other Income (Expenses)	(i)	155,387	51,506	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334		19,970,334

(i)
The Company recorded goodwill of $66,692 in relation to the debt conversion between a subsidiary, Domain Holdings Inc., and the parent company, Live Current Media Inc. as disclosed in Note 5.  There was an increase to the non-controlling interest during the quarter of $15,186 and a credit to the non-controlling interest included in Other Income and Expenses of $51,506.  The carry forward effect of the non-controlling interest from December 31, 2007 was an increase of $8,786.

(ii)
The Company recorded as an additional liability and compensation expense $35,315 for bonuses of CDN $100,000 each that are to be paid to its President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(iii)
The Company recorded as an additional liability and compensation expense $88,287 for bonuses of CDN $250,000 each that were to be paid to its former President on October 1, 2008 and on October 1, 2009.  The carry forward effect to these bonuses payable (current liabilities) from December 31, 2007 amounted to $91,423.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(iv)
The Company revised its estimate relating to the estimated life of its granted stock options.  The revised estimated life of 3.375 years resulted in a decrease to its stock based compensation expense of $38,423 and a corresponding decrease to Additional paid-in capital.  There was also a corresponding carry forward effect to Additional paid-in capital from December 31, 2007 resulting in a decrease of $18,971.

(v)
The Company accrued and expensed deferred taxes relating to an estimated potential future tax liability on future gains on sales of its domain name intangible assets.  The carry forward effect from December 31, 2007 to liabilities was an increase of $246,759, with a corresponding increase in Opening Accumulated Deficit.

(vi)
The Company recorded additional Corporate General and Administrative expenses of $63,750 during the quarter for the accrual of audit fees that were reversed from the accounts for the year ended December 31, 2007 and recorded in the first quarter of 2008.

As at June 30, 2008		As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$3,172,481	$-	$3,172,481
Other assets	(i), (ii), (iii)	5,568,070	177,438	5,745,508
Total Assets		$8,740,551	$177,438	$8,917,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(i), (ii), (v), (vi)	2,668,706	340,276	3,008,982
Other Liabilities	(i)	65,449	246,759	312,208
Total Liabilities		2,734,155	587,035	3,321,190

STOCKHOLDERS' EQUITY
Common Stock		13,087	-	13,087
Additional paid-in capital	(i), (iii), (iv), (vii)	12,483,794	52,765	12,536,559
Accumulated deficit	(i) to (vii)	(6,490,485)	(462,362)	(6,952,847)
Total Stockholders' Equity		6,006,396	(409,597)	5,596,799
Total Liabilities and Stockholders' Equity		$8,740,551	$177,438	$8,917,989

For the three months ended June 30, 2008

Gross Profit		$356,568	$-	$356,568
Total Expenses	(iv), (v), (vi), (vii)	2,399,153	124,664	2,523,817
Total Other Income (Expenses)	(i), (ii)	16,680	23,972	40,652

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,692)	$(2,126,597)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the six months ended June 30, 2008

Gross Profit		$718,985	$-	$718,985
Total Expenses	(iv), (v), (vi), (vii)	4,911,176	273,593	5,184,769
Total Other Income (Expenses)	(i), (ii)	227,384	75,478	302,862

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

BASIC AND DILUTED LOSS PER SHARE		$(0.19)	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

(i)	Refer to carry forward effects of the prior quarter.

(ii)
The Company recorded goodwill of $66,692 in relation to the debt conversion between a subsidiary, Domain Holdings Inc., and the parent company, Live Current Media Inc., as disclosed in Note 5.  There was a decrease to the non-controlling interest during the quarter of $8,786 resulting in a balance at quarter end of the non-controlling interest of NIL.  There was also a credit to the non-controlling interest included in Other Income and Expenses in the quarter of $23,972.

(iii)
Related to the acquisition of Auctomatic, the Company adjusted its purchase price allocation to reflect an additional $110,746 of goodwill acquired in the acquisition.  The corresponding increase was recorded to Additional paid-in capital.

(iv)
Also related to the acquisition of Auctomatic, the Company recorded as an expense the portion of the fair value of 413,604 shares of its common stock which were to be issued to the founders of Entity Inc. (“Auctomatic”) based on the period of service these founders provided to the Company, computed in relation to the period of service required for the founders to become entitled to the shares under FAS 123(R).  The related stock based compensation expense in the June 30, 2008 quarter is $45,326, and the corresponding amount increased Additional paid-in capital during the quarter.

(v)
The Company recorded as an additional liability and compensation expense $35,786 for bonuses of CDN $100,000 each that are to be paid to its President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(vi)
The Company recorded as an additional liability and compensation expense $89,465 for bonuses of CDN $250,000 each that were to be paid to its former President on October 1, 2008 and on October 1, 2009.

(vii)
The Company revised its estimate relating to the estimated life of its granted stock options.  The revised estimated life of 3.375 years resulted in a decrease to its stock based compensation expense of $45,913 and a corresponding decrease to Additional paid-in capital.

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

As at September 30, 2008		As previously reported	Restatement adjustment	As restated
ASSETS
Current assets		$994,786	$-	$994,786
Other assets	(i)	5,990,554	177,438	6,167,992
Total Assets		$6,985,340	$177,438	$7,162,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	(i), (iii), (iv)	3,276,584	449,096	3,725,680
Other Liabilities	(i)	60,414	246,759	307,173
Total Liabilities		3,336,998	695,855	4,032,853

STOCKHOLDERS' EQUITY
Common Stock		13,150	-	13,150
Additional paid-in capital	(i), (ii), (v)	13,175,885	150,502	13,326,387
Accumulated deficit	(i) to (v)	(9,540,693)	(668,919)	(10,209,612)
Total Stockholders' Equity		3,648,342	(518,417)	3,129,925
Total Liabilities and Stockholders' Equity		$6,985,340	$177,438	$7,162,778

For the three months ended September 30, 2008

Gross Profit		$352,435	$-	$352,435
Total Expenses	(ii), (iii), (iv), (v)	2,343,285	206,557	2,549,842
Total Other Income (Expenses)		(1,059,357)	-	(1,059,357)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

BASIC AND DILUTED LOSS PER SHARE		$(0.14)	$(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

For the nine months ended September 30, 2008

Gross Profit		$1,071,419	$-	$1,071,419
Total Expenses	(ii), (iii), (iv), (v)	7,254,461	480,150	7,734,611
Total Other Income (Expenses)	(i)	(831,973)	75,478	(756,495)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

BASIC AND DILUTED LOSS PER SHARE		$(0.32)	$(0.02)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

Live Current Media Inc. (formerly Communicate.com Inc.) Notes to the Amended and Restated Consolidated Financial Statements For the year ended December 31, 2008 As restated – Note 2

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(i)	Refer to carry forward effects of the prior quarter.

(ii)
Also related to the acquisition of Auctomatic, the Company recorded as an expense the portion of the fair value of 413,604 shares of its common stock which were to be issued to the founders of Entity Inc. (“Auctomatic”) based on the period of service these founders provided to the Company, computed in relation to the period of service required for the founders to become entitled to the shares under FAS 123(R).  The related stock based compensation expense in the September 30, 2008 quarter is $104,251, and the corresponding amount increased Additional paid-in capital during the quarter.

(iii)
The Company recorded as an additional liability and compensation expense $31,091 for bonuses of CDN $100,000 each that are to be paid to its President and Chief Corporate Development Officer on January 1, 2009 and on January 1, 2010.

(iv)
The Company recorded as an additional liability and compensation expense $77,729 for bonuses of CDN $250,000 each that were to be paid to its former President on October 1, 2008 and on October 1, 2009.

(v)
The Company revised its estimates relating to the estimated life of its granted stock options.  The revised estimated life of 3.375 years resulted in a decrease to its stock based compensation expense of $6,514 and a corresponding decrease to Additional paid-in capital.