Form 10-Q/A
period 2009-03-31
Live Current Media Inc.
filed 2009-09-17
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

Form 10-Q/A

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

 LIVE CURRENT MEDIA INC.
AMENDMENT TO FORM 10-Q
QUARTER ENDED MARCH 31, 2009

EXPLANATORY NOTE

On June 18, 2009 we were advised by Ernst & Young, our independent registered public accounting firm, that there were errors in our March 31, 2009 consolidated financial statements (the “Original Financial Statements”).  Based on the foregoing, C. Geoffrey Hampson, our Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  The primary purpose of this Amendment to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 (the “Original Report”) is to disclose the restatement of our Original Financial Statements.

The errors in the Original Financial Statements affected opening balances as at December 31, 2008 and the financial position, results of operations and cash flows for the quarters ended March 31, 2009 and March 31, 2008 and the year ended December 31, 2008.  A complete discussion of the restatement is included in the section of this Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in Note 2 to our restated consolidated financial statements.  Reference can also be made to our restated consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that were included in Amendment No. 1 to our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on September 14, 2009.  We have also revised the discussion of our “Controls and Procedures”.  The Company has not amended and does not intend to amend any of its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement other than in this Amendment.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

AMENDED AND RESTATED
CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)
As restated - Note 2
	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$572,588	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	100,035	93,582
Prepaid expenses and deposits	92,145	109,543
Inventory	47,421	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	835,612	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	947,389	1,042,851
Website development costs (Note 9)	348,061	355,391
Intangible assets	1,557,267	1,587,463
Goodwill (Notes 5 and 7)	2,606,040	2,606,040
Total Assets	$6,294,369	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,172,350	$3,047,993
Amounts payable to the BCCI and IPL (Note 6)	750,000	1,000,000
Bonuses payable	127,964	354,695
Due to shareholders of Auctomatic (Note 7)	829,799	789,799
Deferred revenue	78,696	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	3,978,947	5,333,081

Deferred income tax (Note 14)	206,370	206,370
Warrants (Note 11e)	242,704	157,895
Deferred lease inducements (Note 10)	50,345	55,380
Total Liabilities	4,478,366	5,752,726

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
23,906,445 common shares (December 31, 2008 - 23,546,370)	15,216	14,855
Additional paid-in capital	15,494,390	14,757,932
Accumulated deficit	(13,693,603)	(12,777,195)
Total Stockholders' Equity	1,816,003	1,995,592
Total Liabilities and Stockholders' Equity	$6,294,369	$7,748,318

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)
See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)
As restated - Note 2

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs (Note 9)	32,562	-
Corporate general and administrative	286,290	511,645
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	1,007,721	1,158,725
Corporate marketing	2,454	26,459
ECommerce marketing	111,422	149,187
Other expenses (Note 13)	264,904	629,856
Total Expenses	1,883,739	2,660,951

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses (Note 6)	(227,255)	(55,317)
Global Cricket Venture recovery (payments) (Note 6)	250,000	-
Gain from sales and sales-type lease of domain names (Note 12)	617,933	168,206
Accretion interest expense (Note 7)	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest (Note 5)	-	51,506
Total Other Income (Expenses)	601,568	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(916,408)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars
As restated - Note 2

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2007 (audited)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535
Stock-based compensation (Note 11d)	-	-	2,162,526		2,162,526
Issuance of 586,403 common shares per the merger	-	-	-		-
agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)	-	-	45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880
Share issue costs (Note 11b)	-	-	(86,803)		(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)
Balance, December 31, 2008 (audited)	23,546,370	14,855	14,757,932	(12,777,195)	1,995,592
Stock-based compensation (Note 11d)	-	-	610,343		610,343
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685		5,700
Extinguishment of accounts payable (Note 11b)	345,075	346	120,430		120,776
Net loss and comprehensive loss				(916,408)	(916,408)
Balance, March 31, 2009 (unaudited)	23,906,445	$15,216	$15,494,390	$(13,693,603)	$1,816,003

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)
As restated - Note 2

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net loss for the period	$(916,408)	$(2,091,641)
Non-cash items included in net loss:
Non-controlling interest	-	(51,506)
Gain from sales and sales-type lease of domain name	(617,933)	(168,206)
Accretion interest expense	40,000	-
Stock-based compensation	610,343	443,721
Warrants issued	84,809	-
Issuance of common stock for services (Note 11b)	5,700	-
Extinguishment of debt by issuance of common stock (Note 11b)	120,776	-
Amortization and depreciation	125,693	10,231
Change in operating assets and liabilities:
Accounts receivable	(6,453)	(3,290)
Prepaid expenses and deposits	17,398	81,112
Inventory	26,661	-
Accounts payable and accrued liabilities	(1,111,295)	(28,597)
Amounts payable to the BCCI and IPL	(250,000)	-
Bonuses payable	8,919	(117,688)
Deferred revenue	(41,760)	(33,435)
Cash flows used in operating activities	(1,903,550)	(1,959,299)

INVESTING ACTIVITIES
Accrued expenses relating to deferred acquisition costs	-	(111,265)
Deferred acquisition costs	-	(121,265)
Net proceeds from sale of domain name	358,130	-
Net proceeds from sales-type lease of domain name	313,423	23,423
Purchases of property & equipment	(2,704)	(154,069)
Website development costs (Note 9)	(25,231)	(147,025)
Cash flows from (used in) investing activities	643,618	(510,201)

Net decrease in cash and cash equivalents	(1,259,932)	(2,469,500)

Cash and cash equivalents, beginning of period	1,832,520	7,375,245
Cash and cash equivalents, end of period	$572,588	$4,905,745

See accompanying notes to consolidated financial statements

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
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

Through DHI, the Company builds consumer Internet experiences around its large portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  At March 31, 2009, DHI was actively developing websites on two domain names; one that provides e-commerce for fragrance and other health and beauty products, and another that will be a media rich consumer experience on a sports related website where the revenue model is based on paid advertising and sales of digital content and merchandise.  DHI develops content and sells advertising services on other domains held for future development. Refer to Note 19.

DHI owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company 612793 B.C. Ltd. (“612793”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and removed from the registrar of companies of British Columbia on January 21, 2009.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  This subsidiary was incorporated in relation to the Auctomatic transaction. Refer to Note 7.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss for the quarter ended March 31, 2009 of $916,408 ($9,987,270 for the year ended December 31, 2008) and realized a negative cash flow from operating activities of $1,903,550 for the quarter ended March 31, 2009 ($4,854,260 for the year ended December 31, 2008).  There is an accumulated deficit of $13,693,603 (December 31, 2008 - $12,777,195) and a working capital deficiency of $3,143,335 at March 31, 2009 ($3,199,931 at December 31, 2008).

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
For the three months ended March 31, 2009
(Unaudited)
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

The Company has established a plan to continue its current business operations and overcome its financial difficulties.  The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in Note 1 of the Company’s audited financial statements for the year ended December 31, 2008 included in its amended and restated December 31, 2008 consolidated financial statements as filed in Amendment No. 1 to the Company’s Annual Report on Form 10-K.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that its original consolidated financial statements for the quarter ended March 31, 2009 (the “Original Financial Statements”), which were included in the Company’s Quarterly Report on Form 10-Q and filed with the Securities and Exchange Commission on May 15, 2009, as well as the original consolidated financial statements for the fiscal year ended December 31, 2008, contained errors.  These errors, which are described below, affected the financial position, results of operations and cash flows for the quarters ended March 31, 2009 and March 31, 2008, and the fiscal year ended December 31, 2008.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at March 31, 2009 and December 31, 2008.  There was an immaterial effect to the consolidated statements of operations for the quarters ended March 31, 2009 and March 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5.

Prior to recognizing the non-controlling interest liabilities described in the preceding paragraph, the non-controlling interest’s share of subsidiary losses in 2008 was limited to the non-controlling interest liability.  As a consequence of the above increase to non-controlling interest liability, the non-controlling interest’s share in subsidiary losses was increased by $51,506 during the quarter ended March 31, 2008.  There was no effect to the non-controlling interest at December 31, 2008 or March 31, 2009, or for the three month period then ended.

C. Management Compensation:

(i)  The March 31, 2008 financial statements did not accrue $88,287 for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to the Company’s former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as the Company’s President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the March 31, 2009 financial statements.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

C. Management Compensation:

(ii)  The March 31, 2008 financial statements did not accrue $35,314 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement.  These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The December 31, 2008 financial statements had an underaccrual of $119,045, and the March 31, 2009 financial statements had an overaccrual of $72,741 in bonuses payable and expensed during the quarter.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in an increase of $155,500 and a decrease of $38,423 to the Company’s stock-based compensation expense in the quarters ended March 31, 2009 and March 31, 2008, respectively.

E. Other

(i)	Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $83,271 and $63,750 in the quarters ended March 31, 2009 and March 31, 2008, respectively.

(ii)	Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in December 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.  As a result, a corresponding decrease to the gain on sale of domain names in the quarter ended March 31, 2009 was adjusted.  There was no effect to the consolidated balance sheet as at March 31, 2009.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was originally presented as equity.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.

At March 31, 2009, the fair value of the warrants was $242,704.  The Company recorded the $84,809 increase to the liability at March 31, 2009 and the corresponding expense was recorded as an increase to corporate general and administrative expense.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. Shares issued in connection with the merger with Auctomatic:

(i)	Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill as at December 31, 2008.

(ii)	Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded was $68,330 in March 31, 2009.  There was no effect to the consolidated statement of operations for the quarter ended March 31, 2008.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $750,000 in amounts payable to the BCCI and the IPL as at March 31, 2009 and $1,000,000 as at December 31, 2008.

I. Tax Impact:

None of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of March 31, 2009:

March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$572,588	$-	$572,588
Accounts receivable (net of allowance for doubtful accounts of nil)		100,035	-	100,035
Prepaid expenses and deposits		92,145	-	92,145
Inventory		47,421	-	47,421
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		835,612	-	835,612

Property & equipment		947,389	-	947,389
Website development costs		348,061	-	348,061
Intangible assets		1,557,267	-	1,557,267
Goodwill	B, G(i)	2,428,602	177,438	2,606,040
Total Assets		$6,116,931	$177,438	$6,294,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	H	$2,922,350	$(750,000)	$2,172,350
Amounts payable to the BCCI and IPL	H	-	750,000	750,000
Bonuses payable	C(ii)	81,660	46,304	127,964
Due to shareholders of Auctomatic		829,799	-	829,799
Deferred revenue		78,696	-	78,696
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		3,932,643	46,304	3,978,947

Deferred income tax	A	-	206,370	206,370
Warrants	F	-	242,704	242,704
Deferred lease inducements		50,345	-	50,345
Total Liabilities		3,982,988	495,378	4,478,366

STOCKHOLDERS' EQUITY
Common Stock
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
23,906,445 common shares (December 31, 2008 - 23,546,370)		15,216	-	15,216
Additional paid-in capital		15,285,508	208,882	15,494,390
Accumulated deficit		(13,166,781)	(526,822)	(13,693,603)
Total Stockholders' Equity		2,133,943	(317,940)	1,816,003
Total Liabilities and Stockholders' Equity		$6,116,931	$177,438	$6,294,369

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,752,382	$-	$1,752,382

COSTS OF SALES		1,386,619	-	1,386,619

GROSS PROFIT		365,763	-	365,763

EXPENSES
Amortization and depreciation		98,166	-	98,166
Amortization of website development costs		32,562	-	32,562
Corporate general and administrative	E(i), F	118,210	168,080	286,290
ECommerce general and administrative		80,220	-	80,220
Management fees and employee salaries	C(i), C(ii), D, G(ii)	774,972	232,749	1,007,721
Corporate marketing		2,454	-	2,454
ECommerce marketing		111,422	-	111,422
Other expenses	C(ii)	346,564	(81,660)	264,904
Total Expenses		1,564,570	319,169	1,883,739

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	H	22,745	(250,000)	(227,255)
Global Cricket Venture recovery (payments)	H	-	250,000	250,000
Gain from sales and sales-type lease of domain names	E(ii)	580,525	37,408	617,933
Accretion interest expense		(40,000)	-	(40,000)
Interest and investment income		890	-	890
Total Other Income (Expenses)		564,160	37,408	601,568

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(634,647)	$(281,761)	$(916,408)

BASIC AND DILUTED LOSS PER SHARE		$(0.03)	(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		22,509,120	-	22,509,120

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of equity as of March 31, 2009:

		As previously reported

		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited)		21,446,623	12,456	10,188,975	(2,525,678)	7,675,753	(283,218)	7,392,535
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss	A - E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)
Balance, December 31, 2008 (audited)		23,546,370	$14,855	$14,772,880	$(12,532,134)	$2,255,601	$(260,009)	$1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)				(634,647)	(634,647)	(281,761)	(916,408)
Balance, March 31, 2009 (unaudited)		23,906,445	$15,216	$15,285,508	$(13,166,781)	$2,133,943	$(317,940)	$1,816,003

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(634,647)	$(281,761)	$(916,408)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain name	E(ii)	(580,525)	(37,408)	(617,933)
Accretion interest expense		40,000	-	40,000
Stock-based compensation	D, G(ii)	386,513	223,830	610,343
Warrants issued	F	-	84,809	84,809
Issuance of common stock		5,700	-	5,700
Extinguishment of debt by issuance of common stock		120,776	-	120,776
Amortization and depreciation		125,693	-	125,693
Change in operating assets and liabilities:
Accounts receivable		(6,453)	-	(6,453)
Prepaid expenses and deposits		17,398	-	17,398
Inventory		26,661	-	26,661
Accounts payable and accrued liabilities	H	(1,444,566)	333,271	(875,645)
Amounts payable to the BCCI and IPL	H	-	(250,000)	(250,000)
Bonuses payable	C(i), C(ii)	81,660	(72,741)	(226,731)
Deferred revenue		(41,760)	-	(41,760)
Cash flows used in operating activities		(1,903,550)	-	(1,903,550)

INVESTING ACTIVITIES
Net proceeds from sale of domain name		358,130	-	358,130
Net proceeds from sales-type lease of domain name		313,423	-	313,423
Purchases of property & equipment		(2,704)	-	(2,704)
Website development costs		(25,231)	-	(25,231)
Cash flows from investing activities		643,618	-	643,618

Net increase (decrease) in cash and cash equivalents		(1,259,932)	-	(1,259,932)

Cash and cash equivalents, beginning of period		1,832,520	-	1,832,520
Cash and cash equivalents, end of period		$572,588	$-	$572,588

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended March 31, 2008:

For the three months ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		362,417	-	362,417

EXPENSES
Corporate general and administrative	E(i)	447,895	63,750	511,645
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,073,546	85,179	1,158,725
All other expenses		990,581	-	990,581
Total Expenses		2,512,022	148,929	2,660,951

OTHER INCOME (EXPENSES)
All other income (expenses)		155,387	-	155,387
Non-controlling interest	B	-	51,506	51,506
Total Other Income (Expenses)		155,387	51,506	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the three months ended March 31, 2008:

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(1,994,218)	$(97,423)	$(2,091,641)
Non-cash items included in net loss:
Non-controlling interest		-	(51,506)	(51,506)
Gain from sales and sales-type lease of domain names	E(ii)	(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	482,144	(38,423)	443,721
Amortization and depreciation		10,231	-	10,231
Change in operating assets and liabilities:
Accounts receivable		(3,290)	-	(3,290)
Prepaid expenses and deposits		81,112	-	81,112
Accounts payable and accrued liabilities	E(i)	(92,347)	63,750	(28,597)
Bonuses payable	C(ii)	(241,290)	123,602	(117,688)
Deferred revenue		(33,435)	-	(33,435)
Cash flows used in operating activities		(1,959,299)	-	(1,959,299)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		23,423	-	23,423
Accrued expenses relating to deferred acquisition costs		(111,265)	-	(111,265)
Deferred acquisition costs		(121,265)	-	(121,265)
Purchases of property & equipment		(154,069)	-	(154,069)
Website development costs		(147,025)	-	(147,025)
Cash flows used in investing activities		(510,201)	-	(510,201)

Net increase (decrease) in cash and cash equivalents		(2,469,500)	-	(2,469,500)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$4,905,745	$-	$4,905,745

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% (December 31, 2008 – 98.2%) interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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
For the three months ended March 31, 2009
(Unaudited)
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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from the Company’s websites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records web advertising revenues on a gross basis.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectibility of the proceeds is reasonably assured.  In the first quarter of 2009, there was a sale of one domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the first quarter of 2009, there was one sales-type lease of a domain name.  In 2008, there was one sales-type lease of a domain name.  See also Note 12.

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
For the three months ended March 31, 2009
(Unaudited)
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
For the three months ended March 31, 2009
(Unaudited)
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

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company’s Website generated during a given period.  Total advertising expense for the quarter ended March 31, 2009 of $113,876 (quarter ended March 31, 2008 - $175,646) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

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
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)
In August 2007, the Company’s Board of Directors approved an Incentive Stock Option Plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to employees of the Company, while non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  See also Note 11.

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

On March 25, 2009, the Board of Directors approved a reduction in the exercise price of Stock Option grants previously made under the 2007 Incentive Stock Option Plan.  No other terms of the plan or the grants were modified.  See also Note 11(d).

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
For the three months ended March 31, 2009
(Unaudited)
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
For the three months ended March 31, 2009
(Unaudited)
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

FSP FAS 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets.  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature.  FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted FAS 142-3 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

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
For the three months ended March 31, 2009
(Unaudited)
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

The Company applied the requirements of FAS 157 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis at January 1, 2009.  The adoption of this statement did not have a material effect on its financial reporting and disclosures.

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

Fair values of Financial Instruments
As described in Note 3, the Company adopted all provisions of FAS 157 as of January 1, 2009.  FAS 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments (continued)

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivable from sales-type lease, accounts payable, amounts payable to the BCCI and IPL, bonuses payable, amounts due to shareholders of Auctomatic and warrants.  The Company did not elect to value its financial assets or liabilities in accordance with FAS 159. The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% (December 31, 2008 – 98.2%) of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method, resulting in an increase to goodwill of $66,692, and a credit against the non-controlling interest of $51,506 charged to income during the quarter ended March 31, 2008.

The continued losses of DHI have resulted in a debit balance of $24,007 in the NCI balance at March 31, 2009.

NOTE 6 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOU started the Company’s planned exploitation of its cricket.com domain name.

Certain other subsidiaries and ventures have been incorporated or formed to further this business opportunity, however none of them have significant assets or operations to date, nor have any material binding contracts been signed.

The Company incurred approximately $227,000 during the first quarter of 2009 and $1.47 million during the year ended December 31, 2008, in furtherance of this plan.  The Company also incurred $750,000 of liabilities in aggregate to the BCCI and IPL in respect of exclusive online content rights agreements as at March 31, 2009.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

In March 2009 the Company and the BCCI terminated the BCCI MOU and the Company transferred and assigned all of its interest in the IPL MOU to GCV, which assumed the liabilities in accordance with the terms of a Novation.  In August 2009, GCV and DHI transferred and assigned all of its interests in the project, including the ownership of the cricket.com domain name, for cash and assumption by the third party of all past and future liabilities of GCV arising from the original MOU, as it was amended by the Novation.  Refer to Note 19.

We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments defined by the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

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

The consideration was payable as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and shall be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversaries of the Closing Date. The remaining $800,000 of the total Cash Consideration was to be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock are to be distributed pro rata among the Auctomatic Stockholders.

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversaries of the Closing Date to the Auctomatic founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation.  In the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversaries will no longer be payable.  The remaining 275,736 shares of the common stock owing to the other founders remain payable on the anniversary dates as noted above.  See also Note 11 and Note 19.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 7 – MERGER AGREEMENT (continued)

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction software	925,000
Goodwill	2,539,348
Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,322,918

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the nine months ended December 31, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  See Note 19.

NOTE 8 – PROPERTY & EQUIPMENT

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
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

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
	March 31, 2009	December 31, 2008
Website Development Costs	$430,233	$405,001
Less: Accumulated Amortization	(82,172)	(49,610)
	$348,061	$355,391

During the quarter, the Company capitalized website development costs of $25,231.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	March 31, 2009	December 31, 2008
Deferred Lease Inducements	$70,483	$75,518
Less: Current Portion	(20,138)	(20,138)
	$50,345	$55,380

NOTE 11 – COMMON STOCK

a)  Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)  Issued

At March 31, 2009, there were 23,906,445 (December 31, 2008 – 23,546,370) shares issued and outstanding.

2009

On January 2, 2009, the Company issued 15,000 shares with a value of $5,700 to the investor relations firm that was engaged to provide investor relations services to the Company.  This was the Company’s final share issuance to this investor relations firm.  The agreement has since been terminated.

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
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

b)  Issued (continued)

2008

The Company issued 50,000 warrants to an investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 11(e).

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the merger agreement.  The value of the stock consideration was added to the cash consideration in the Company’s determination of the purchase price.  See also Note 7.  The remaining 413,604 shares of common stock are reserved for future issuance to the Auctomatic founders and are being accounting for as stock-based compensation pursuant to FAS 123(R).  See also Note 11(c) and Note 11(d).

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

During November 2008, the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  The Company raised gross proceeds of $1,057,775 (the “Offering”). The private placement closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the private placement.  The Company filed an S-1 Registration Statement with the SEC on May 1, 2009 to register for resale the common stock and the common stock underlying the warrants.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.  Refer to Note 11(e).

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

c)  Reserved

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the merger agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer payable.  Pursuant to the release, the balance of reserved shares of common stock for future issuance and distribution is 275,736.  See also Note 7 and Note 11(d).

In June 2009, the Company issued 91,912 of these reserved shares to the remaining two Auctomatic founders pursuant to the Merger Agreement.  These shares were to be issued on the first anniversary date of the merger.  In August 2009, the remaining two Auctomatic founders were terminated and the shares of common stock contingent on their continued employment with the Company were forgone pursuant to separation agreements signed with the two individuals.  Refer to Note 19.

Effective January 31, 2009, the Company’s former President and Chief Operating Officer resigned.  Pursuant to his separation agreement, the Company is required to pay an accrued special bonus in the amount of CAD$250,000 less any statutory deductions.  The net payment of this bonus will be converted to equity and paid as restricted shares of the Company’s common stock.  As the number of shares of common stock is not fixed on any specific share price, it is not possible to quantify the number of shares that will have to be issued to pay the net amount of this bonus.

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

	2009	2008
Dividend yield	0%	0%
Expected volatility	97.2%	64.86%-75.68%
Risk free interest rate	1.44%	1.62% - 3.07%
Expected lives	3.375 years	3.375 years

(i)
On January 1, 2008, the Company granted to its Chief Corporate Development Officer (“CCDO”) 1,000,000 options at an exercise price of $2.06 per share.  These options have a fair value of $1.26 per option granted.

(ii)
On January 7, 2008, the Company granted to its Vice President, Finance (“VP Finance”) 150,000 options at an exercise price of $1.98 per share.  These options have a fair value of $1.20 per option granted.

(iii)	On March 14, 2008, the Company granted to a director 100,000 options at an exercise price of $2.49 per share. These options have a fair value of $1.40 per option granted.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

d)  Stock Options (continued)

(iv)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP GC”) 125,000 options at an exercise price of $3.10 per share.  These options have a fair value of $1.71 per option granted.

(v)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.26 and $1.92 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited in the first quarter of 2009.  Subsequent to March 31, 2009, the remaining 300,000 options were forfeited.

(vi)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.71 per option granted.  17,500 of these options have been forfeited during 2008, and an additional 92,500 options were forfeited in the first quarter of 2009.  Subsequent to March 31, 2009, 25,000 options were forfeited.

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

(ix)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  Subsequent to March 31, 2009, 100,000 options were forfeited.

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

The fair value of these options at March 31, 2009 of $5,096,398 (2008 - $5,824,833) will be recognized on a straight-line basis over a vesting term of 3 years and accordingly an expense of $542,013 has been recognized in the quarter ended March 31, 2009 (year ended December 31, 2008 - $1,992,461) and included in management fees and employee salaries expense.

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement. As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation. During the first quarter of 2009, 137,868 of these shares were forfeited. See also Note 7. All such shares have been valued at the date of grant using a 3 year term and 33% forfeiture rate. The Company assesses forfeiture rates for these shares consistent to its analysis of granted options. The Auctomatic founders are considered corporate directors, along with some other employees. The forfeiture rate of 33% among Auctomatic founders alone is consistent with a 25% forfeiture rate for the whole class of corporate directors.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

d)  Stock Options (continued)

The $827,208 value of these shares will be recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense has been recognized in the first quarter of 2009 of $68,330 (year ended December 31, 2008 - $170,065) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan during 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2007	2,750,000	1.41	1.50
Granted	2,160,000	0.81	1.36
Exercised	-	-	-
Cancelled or expired	112,500	2.29	0.47
Options outstanding, December 31, 2008	4,797,500	1.12	1.46
Granted	115,000	0.30	0.19
Exercised	-	-	-
Cancelled or expired	1,692,500	1.98	1.46
Options outstanding, March 31,2009	3,220,000	0.64	1.42

Options vested at March 31, 2009	1,093,333	0.65	1.45

Aggregate Intrinsic Value	$5,750
Weighted average remaining life	3.75 Years

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

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants for the purchase of one-half share of the Company’s common stock with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at November 19, 2008 and December 31, 2008 was $157,895.  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under EITF 00-19, and their fair value of $157,895 was recorded as a liability at November 19, 2008.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  The total fair value of both warrants at March 31, 2009 was $242,704 (December 31, 2008 - $157,895) and therefore the $84,809 change in fair value has been charged to the consolidated statements of operations in the period.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

e)  Common Stock Purchase Warrants (continued)

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

NOTE 12 – DOMAIN NAME LEASES AND SALES

2009

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provided for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 was due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 was due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 was due on the first year anniversary of the Effective Date.  The Company was to lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name would be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement terminates, funds received to date are forfeited by the purchaser, and rights to the domain name return to the Company.  Due to the uncertainty regarding the collectibility of the funds in the future, only the amounts received to date have been recorded as a gain on sale of a domain name at quarter end.  When collectibility is reasonably assured, the full gain on sale will be reflected in the Company’s operations.  During the quarter, a resulting gain of $290,000 was recorded. In May 2009, the purchaser breached the agreement, and the purchaser forfeited a total of $355,000 that had already been paid to the Company as of that date.  Under the terms of the agreement, the Company retained the funds and the domain name.  See Note 19.

On February 24, 2009, the Company entered into an agreement to sell one domain name to an unrelated third party for $400,000.  The title of the domain name transferred to the buyer in March 2009 and the funds were received, therefore the disposal and resulting gain of $327,933 was recorded during the quarter.

2008

On December 31, 2008, the Company entered into an agreement to sell one domain name to an unrelated third party for CDN$500,000.  The terms of the agreement provided for the receipt of CDN$476,190 on December 31, 2008 and the balance of CDN$23,810 by March 31, 2009.  The title of the domain name transferred to the buyer at December 31, 2008 as collection of the balance was reasonably assured, therefore the disposal and resulting gain of USD$293,215 was recorded on December 31, 2008.  Both payments were received in accordance with the terms of the agreement.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

2008 (continued)

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

NOTE 13 – OTHER EXPENSES

During Q1 of 2009, the Company incurred various restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements.

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

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of its domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated balance sheets at March 31, 2009 and December 31, 2008.

There has been no substantial change in the effective tax rate since December 31, 2008.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 15 – SEGMENTED INFORMATION

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

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce Products	Advertising and Other	Total
For the quarter ended March 31, 2009	$	$	$
Revenue	1,720,167	32,215	1,752,382
Segment Loss From Operations	(971,639)	(546,337)	(1,517,976)
As at March 31, 2009	$	$	$
Total Assets	4,270,912	2,023,457	6,294,369
Intangible Assets	158,849	1,398,418	1,557,267

	eCommerce Products	Advertising and Other	Total
For the quarter ended March 31, 2008	$	$	$
Revenue	1,820,643	27,836	1,848,479
Segment Loss From Operations	(1,695,960)	(602,574)	(2,298,534)
As at March 31, 2008	$	$	$
Total Assets	5,840,263	1,812,190	7,652,453
Intangible Assets	189,047	1,436,834	1,625,881

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the quarter ended March 31, 2009 (unaudited)	For the quarter ended March 31, 2008 (unaudited)

Segment Loss	$(1,517,976)	$(2,298,534)
Other Income (Expenses)
Global Cricket Venture expenses	(227,255)	(55,317)
Global Cricket Venture recovery	250,000	-
Gains from sales and sales-type lease of domain names	617,933	168,206
Accretion interest expense	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest	-	51,506
Net loss and comprehensive loss before taxes for the period	$(916,408)	$(2,091,641)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
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

Cricket Venture

The initial Memoranda with the BCCI and the IPL required the Company to pay both the BCCI and the IPL minimum payments over the next ten years, beginning on October 1, 2008.  See Note 6.  On March 31, 2009, the Company was released and discharged from all past and future minimum payments owing to the IPL.

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

The Company signed the Novation Agreement with the BCCI and the GCV effective March 31, 2009.  This agreement releases and discharges Live Current from the IPL Memorandum in full, including the amounts originally accrued for payments owing on October 1, 2008 and January 1, 2009.  In addition, the IPL Memorandum’s payment schedule has been amended as well.  There are now no payments due on October 1, 2008, January 1, 2009 or April 1, 2009.  The first payment owing under the IPL Memorandum by the GCV are $2,250,000 on July 1, 2009.  In August 2009, an unrelated third party agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  See Note 19.

NOTE 17– CONTINGENCY

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 18– RELATED PARTY TRANSACTIONS

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its Chief Executive Officer.  Live Current is providing this company IT, administrative, and marketing support.  This arrangement allows Live Current to share its resources while earning revenues for support services.  The Company believes that the amount being paid represents the fair market value of the services being provided.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 19 – SUBSEQUENT EVENTS (continued)

Auctomatic

In August 2009, the Company reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable into a convertible interest bearing note with a one year term. The payment due date is May 22, 2010.

Also in August 2009, the Company reached an agreement with the remaining two founders of Auctomatic which terminates their employment.  Under their severance agreements, the Company will repay the amounts owed under the Merger Agreement at a 10% discount to face value and will record an additional $60,000 of severance costs in Q3 of 2009 due to them under their employment agreements. In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

NOTE 19 – SUBSEQUENT EVENTS (continued)

Stock Issuances

On April 9, 2009, the Company entered into an agreement whereby $8,625 of its accounts payable were extinguished in exchange for the issuance of 27,823 shares of its common stock, which were issued on April 14, 2009.

On June 17, 2009, the Company issued 45,956 shares of its common stock to each of the two Auctomatic founders remaining employed with the Company as required under the Merger Agreement, for a total of 91,912 shares.

Stock Option Plan

In April and May 2009, a total of 10,000 stock options were granted to two of the Company’s full-time employees.  The options had exercise prices between $0.30 and $0.35.

Sales of Domain Names

On April 15, 2009, the Company sold one domain name to a third party purchaser for $400,000 less commission, and the purchase price was paid in full by April 29, 2009.

In July 2009, the Company sold three domain names for $725,000 less commission and the purchase prices were paid in full upon the execution of each agreement.

In August 2009, the Company sold the domain name www.cricket.com as disclosed above.

Also in August 2009, the Company sold a domain name for $1,100,000 less commission. This domain name had been previously sold to an unrelated party in February 2009, however in May 2009 the purchaser breached the agreement and forfeited a total of $355,000 that had already been paid to the Company as of that date.  See Note 12.

NOTE 20 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)  Forward Looking Statements

The Company makes forward-looking statements in this Amendment and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. Its forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When management uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in our business model, the potential lack of website acceptance, the Company’s potential inability to introduce new products to the market, the potential loss of customer or supplier relationships, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this Amendment.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this Amendment.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this Amendment, as well as those discussed under “Item 1A Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our corporate website is located at www.livecurrent.com.  Information included on the website is not a part of this Amendment.

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

Operations

DHI, our majority-owned subsidiary, owns more than 800 domain names.  Through DHI, we build consumer internet experiences around our large portfolio of intuitive, easy to remember domain names.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), sports and recreation (such as Cricket.com and Boxing.com), travel (such as Brazil.com and Indonesia.com), and global trade (Importers.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  We have begun to exploit this traffic through the construction of consumer experiences online, which we call DestinationHubs®, at Perfume.com and, prior to its disposition, at Cricket.com.  DestinationHubs® tap into a large, passionate, pre-existing community of interested users.  From a technology and product standpoint, a DestinationHub® is architected for discovery, meaning it is built in such a way that it is found easily through search.  One of the best ways to ensure sites are found through search is to have a powerful domain name asset as a low-cost customer acquisition vehicle that easily enables ownership of that subject category.  Over time, we expect to build out additional DestinationHubs® at several of our domain names.  We may also choose to sell select domain names to strategic buyers.

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

Sports and Recreation

At March 31, 2009, we hosted one sports-related website, Cricket.com.  Cricket.com is a community website for cricket fans.  The site includes cricket-related news, schedules of games played worldwide, scores, photos and an active fantasy cricket league.  Cricket.com generates revenue through paid advertisements on the website.

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

•
the minimum payment due on October 1, 2008 to the IPL of $375,000, and any other payments owed to the IPL through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009;

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

We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments defined by the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.

(c)  Restatement of Financial Statements

The Company determined that its original interim consolidated financial statements for the quarter ended March 31, 2009  (the “Original Financial Statements”), as well as the consolidated financial statements for the years ended December 31, 2008 and 2007, contained errors.  These errors, which are described below, affected the financial position, results of operations and cash flows for the quarters ended March 31, 2009 and March 31, 2008, and the fiscal year ended December 31, 2008.  Please also see Note 2 to our restated interim financial statements for the quarter ended March 31, 2009.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at March 31, 2009 and December 31, 2008.  There was an immaterial effect to the consolidated statements of operations for the quarters ended March 31, 2009 and March 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5 to our consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities described in the preceding paragraph, the non-controlling interest’s share of subsidiary losses in 2008 was limited to the non-controlling interest liability.  As a consequence of the above increase to non-controlling interest liability, the non-controlling interest’s share in subsidiary losses was increased by $51,506 during the quarter ended March 31, 2008.  There was no effect to the non-controlling interest at December 31, 2008 or March 31, 2009, or for the three month period then ended.

C. Management Compensation:

(i)  The March 31, 2008 financial statements did not accrue $88,287 for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to the Company’s former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as the Company’s President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the March 31, 2009 financial statements.

(ii)  The March 31, 2008 financial statements did not accrue $35,314 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement.  These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The December 31, 2008 financial statements had an underaccrual of $119,045, and the March 31, 2009 financial statements had an overaccrual of $72,741 in bonuses payable and expensed during the quarter.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in an increase of $155,500 and a decrease of $38,423 to the Company’s stock-based compensation expense in the quarters ended March 31, 2009 and March 31, 2008, respectively.

E. Other

(i)	Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $83,271 and $63,750 in the quarters ended March 31, 2009 and March 31, 2008, respectively.

(ii)	Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in December 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.  As a result, a corresponding decrease to the gain on sale of domain names in the quarter ended March 31, 2009 was adjusted.  There was no effect to the consolidated balance sheet as at March 31, 2009.

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

At March 31, 2009, the fair value of the warrants was $242,704.  The Company recorded the $84,809 increase to the liability at March 31, 2009 and the corresponding expense was recorded as an increase to corporate general and administrative expense.

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

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded was $68,330 in March 31, 2009.  There was no effect to the consolidated statement of operations for the quarter ended March 31, 2008.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations $750,000 in amounts payable as at March 31, 2009 and $1,000,000 as at December 31, 2008 to the BCCI and IPL.

I. Tax Impact:

None of the above disclosures gave rise to an increase or decrease in the Company’s tax position.

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated balance sheets as of March 31, 2009:

March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$572,588	$-	$572,588
Accounts receivable (net of allowance for doubtful accounts of nil)		100,035	-	100,035
Prepaid expenses and deposits		92,145	-	92,145
Inventory		47,421	-	47,421
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		835,612	-	835,612

Property & equipment		947,389	-	947,389
Website development costs		348,061	-	348,061
Intangible assets		1,557,267	-	1,557,267
Goodwill	B, G(i)	2,428,602	177,438	2,606,040
Total Assets		$6,116,931	$177,438	$6,294,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	H	$2,922,350	$(750,000)	$2,172,350
Amounts payable to the BCCI and IPL	H	-	750,000	750,000
Bonuses payable	C(ii)	81,660	46,304	127,964
Due to shareholders of Auctomatic		829,799	-	829,799
Deferred revenue		78,696	-	78,696
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		3,932,643	46,304	3,978,947

Deferred income tax	A	-	206,370	206,370
Warrants	F	-	242,704	242,704
Deferred lease inducements		50,345	-	50,345
Total Liabilities		3,982,988	495,378	4,478,366

STOCKHOLDERS' EQUITY
Common Stock
Authorized: 50,000,000 common shares, $0.001 par value Issued and outstanding:
23,906,445 common shares (December 31, 2008 - 23,546,370)	15,216	-	15,216
Additional paid-in capital	15,285,508	208,882	15,494,390
Accumulated deficit	(13,166,781)	(526,822)	(13,693,603)
Total Stockholders' Equity	2,133,943	(317,940)	1,816,003
Total Liabilities and Stockholders' Equity	$6,116,931	$177,438	$6,294,369

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,752,382	$-	$1,752,382

COSTS OF SALES		1,386,619	-	1,386,619

GROSS PROFIT		365,763	-	365,763

EXPENSES
Amortization and depreciation		98,166	-	98,166
Amortization of website development costs		32,562	-	32,562
Corporate general and administrative	E(i), F	118,210	168,080	286,290
ECommerce general and administrative		80,220	-	80,220
Management fees and employee salaries	C(i), C(ii), D, G(ii)	774,972	232,749	1,007,721
Corporate marketing		2,454	-	2,454
ECommerce marketing		111,422	-	111,422
Other expenses	C(ii)	346,564	(81,660)	264,904
Total Expenses		1,564,570	319,169	1,883,739

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	H	22,745	(250,000)	(227,255)
Global Cricket Venture recovery (payments)	H	-	250,000	250,000
Gain from sales and sales-type lease of domain names	E(ii)	580,525	37,408	617,933
Accretion interest expense		(40,000)	-	(40,000)
Interest and investment income		890	-	890
Total Other Income (Expenses)		564,160	37,408	601,568

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(634,647)	$(281,761)	$(916,408)

BASIC AND DILUTED LOSS PER SHARE		$(0.03)	(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		22,509,120	-	22,509,120

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of equity as of March 31, 2009:

		As previously reported

		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited)		21,446,623	12,456	10,188,975	(2,525,678)	7,675,753	(283,218)	7,392,535
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss	A - E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)
Balance, December 31, 2008 (audited)		23,546,370	$14,855	$14,772,880	$(12,532,134)	$2,255,601	$(260,009)	$1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, Gii)				(634,647)	(634,647)	(281,761)	(916,408)
Balance, March 31, 2009 (unaudited)		23,906,445	$15,216	$15,285,508	$(13,166,781)	$2,133,943	$(317,940)	$1,816,003

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of cash flows as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(634,647)	$(281,761)	$(916,408)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain name	E(ii)	(580,525)	(37,408)	(617,933)
Accretion interest expense		40,000	-	40,000
Stock-based compensation	D, G(ii)	386,513	223,830	610,343
Warrants issued	F	-	84,809	84,809
Issuance of common stock		5,700	-	5,700
Extinguishment of debt by issuance of common stock		120,776	-	120,776
Amortization and depreciation		125,693	-	125,693
Change in operating assets and liabilities:
Accounts receivable		(6,453)	-	(6,453)
Prepaid expenses and deposits		17,398	-	17,398
Inventory		26,661	-	26,661
Accounts payable and accrued liabilities	E(i), H	(1,444,566)	333,271	(1,111,295)
Amounts payable to the BCCI and IPL	H	-	(250,000)	(250,000)
Bonuses payable	C(ii)	81,660	(72,741)	8,919
Deferred revenue		(41,760)	-	(41,760)
Cash flows used in operating activities		(1,903,550)	-	(1,903,550)

INVESTING ACTIVITIES
Net proceeds from sale of domain name		358,130	-	358,130
Net proceeds from sales-type lease of domain name		313,423	-	313,423
Purchases of property & equipment		(2,704)	-	(2,704)
Website development costs		(25,231)	-	(25,231)
Cash flows from investing activities		643,618	-	643,618

Net increase (decrease) in cash and cash equivalents		(1,259,932)	-	(1,259,932)

Cash and cash equivalents, beginning of period		1,832,520	-	1,832,520
Cash and cash equivalents, end of period		$572,588	$-	$572,588

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended March 31, 2008:

For the three months ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		362,417	-	362,417

EXPENSES
Corporate general and administrative	E(i)	447,895	63,750	511,645
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,073,546	85,179	1,158,725
All other expenses		990,581	-	990,581
Total Expenses		2,512,022	148,929	2,660,951

OTHER INCOME (EXPENSES)
All other income (expenses)		155,387	-	155,387
Non-controlling interest	B	-	51,506	51,506
Total Other Income (Expenses)		155,387	51,506	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

 The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the three months ended March 31, 2008:

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(1,994,218)	$(97,423)	$(2,091,641)
Non-cash items included in net loss:
Non-controlling interest		-	(51,506)	(51,506)
Gain from sales and sales-type lease of domain names	E(ii)	(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	482,144	(38,423)	443,721
Amortization and depreciation		10,231	-	10,231
Change in operating assets and liabilities:
Accounts receivable		(3,290)	-	(3,290)
Prepaid expenses and deposits		81,112	-	81,112
Accounts payable and accrued liabilities	E(i)	(92,347)	63,750	(28,597)
Bonuses payable	C(ii)	(241,290)	123,602	(117,688)
Deferred revenue		(33,435)	-	(33,435)
Cash flows used in operating activities		(1,959,299)	-	(1,959,299)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		23,423	-	23,423
Accrued expenses relating to deferred acquisition costs		(111,265)	-	(111,265)
Deferred acquisition costs		(121,265)	-	(121,265)
Purchases of property & equipment		(154,069)	-	(154,069)
Website development costs		(147,025)	-	(147,025)
Cash flows used in investing activities		(510,201)	-	(510,201)

Net increase (decrease) in cash and cash equivalents		(2,469,500)	-	(2,469,500)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$4,905,745	$-	$4,905,745

(c)           Selected Financial Data

The following selected financial data was derived from our amended and restated unaudited interim consolidated financial statements for the quarters ended March 31, 2009 and March 31, 2008.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)
SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs	32,562	-
Corporate general and administrative	286,290	511,645
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	1,007,721	1,158,725
Corporate marketing	2,454	26,459
ECommerce marketing	111,422	149,187
Other expenses	264,904	629,856
Total Expenses	1,883,739	2,660,951

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	(227,255)	(55,317)
Global Cricket Venture recovery	250,000	-
Gain from sales and sales-type lease of domain names	617,933	168,206
Accretion interest expense	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest	-	51,506
Total Other Income (Expenses)	601,568	206,893

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(916,408)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

BALANCE SHEET DATA
	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
	(as restated)	(as restated)
Assets
Current Assets	835,612	2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	947,389	1,042,851
Website development costs	348,061	355,391
Intangible assets	1,557,267	1,587,463
Goodwill	2,606,040	2,606,040
Total Assets	$6,294,369	$7,748,318

Liabilities
Current Liabilities	3,978,947	5,333,081
Deferred income tax	206,370	206,370
Warrants	242,704	157,895
Deferred lease inducements	50,345	55,380
Total Liabilities	4,478,366	5,752,726

Stockholders' Equity
Common Stock	15,216	14,855
Additional paid-in capital	15,494,390	14,757,932
Accumulated deficit	(13,693,603)	(12,777,195)
Total Stockholders' Equity	1,816,003	1,995,592
Total Liabilities and Stockholders' Equity	$6,294,369	$7,748,318

(d)  Results of Operations

Sales and Costs of Sales

Overall, combined sales in Q1 of 2009 totaled $1,752,382 compared to $1,848,479 in Q1 of 2008, a decrease of 5.2%. Most of this decrease was driven by a decrease in sales on Perfume.com as noted below.  Overall, Health and Beauty eCommerce product sales, consisting of Perfume.com sales, represented 98.2% of total revenues in Q1 of 2009, compared to approximately 98.5% of total revenues in Q1 of 2008.

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

Costs of shipping and purchases totaled $1,386,619 in Q1 of 2009 compared to $1,485,510 in Q1 of 2008.  This produced a gross margin of $333,548 or 19.4% in Q1 of 2009 compared to $334,678 or 18.4% in Q1 of 2008.  Gross profit margin in Q1 2009 increased compared to Q1 of 2008 primarily due to nominal decreases in our product discounting during the quarter, as well as a decrease in shipping costs attributed to a slight decrease in oil prices.  Management anticipates that, subject to any further downturn in general economic conditions, it will maintain this profit margin through 2008 and into 2009.  Over the next several quarters, management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should increase gross margins by the end of 2010.

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

Domain Name Leases and Sales

In 2008, we entered into one agreement for a sales-type lease of one of our domain names for CDN$200,000 and one agreement for an outright sale of another domain name for CDN$500,000.  The net gain on the disposal of these two domain names was USD$461,421 as disclosed in the 2008 consolidated financial statements.

We have announced our intention to sell six of our non-core but highly valuable dot.com domain names from our portfolio in order to provide additional working capital in a non-dilutive manner.  We engaged the services of brokers to assist us with sales of our domain names.  As a result of these relationships, we successfully sold or leased two domain names in February 2009, resulting in a net gain of $617,933 during the first quarter of 2009, as well as one additional domain name by May 15, 2009.  We continue to evaluate any interest we receive from domain name buyers, and continue to consider acquiring certain other domain names that would complement either our advertising or eCommerce businesses.

General and Administrative (G&A) Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.

In Q1 of 2009, we incurred total general and administrative expense of $366,510 or 20.9% of total sales as compared to $681,458 or 36.9% of total sales in Q1 of 2008, a decrease of $314,948 or 46.2%.  This total includes corporate and eCommerce related general and administrative costs.  Management expected general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows, and has been able to successfully achieve this decrease in the first quarter of 2009.

Corporate general and administrative costs of $286,290 have decreased over Q1 of 2008 by $225,355.  This was primarily due to a decrease in corporate legal of approximately $151,000 compared to the same period last year due to the addition of in-house legal counsel in May 2008.  Other significant expenses included a decrease of approximately $111,000 of corporate travel and entertainment expenses and $25,000 in decreased rent and overhead due to cost-cutting procedures implemented in late 2008 and early 2009.  The fair value adjustment for warrants of $84,809 increased the expenses in this category.  The remainder of the difference is due to the declining value in the Canadian dollar against the US dollar between the first quarter of 2009 and the first quarter of 2008.  In total, these expenses accounted for 16.3% of total revenues in Q1 of 2009, compared to 27.7% in Q1 of 2009.

We anticipate that we may incur additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission for companies listed on the OTCBB with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs in Q1 of 2009 decreased by $89,593 over Q1 of 2008 primarily due to the fact that Q1 of 2008 included approximately $105,000 in expenses relating to our search for executive employees and additions to our Perfume.com business.  Some eCommerce general and administrative costs that increased in Q1 of 2009 over Q1 of 2008 included $10,000 in Perfume.com related travel.  These expenses represented 4.7% of eCommerce sales in Q1 of 2009, compared to 9.3% of eCommerce sales in Q1 of 2008.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and Management’s continued focus on growing the eCommerce business throughout 2008 and into 2009.  Management expects to maintain eCommerce general and administrative costs below 10% of eCommerce sales.

Management Fees and Employee Salaries

In Q1 of 2009, we incurred total management fees and staff salaries of $1,007,721 compared to $1,158,725 in Q1 of 2008.  This amount includes stock based compensation of $610,343 in Q1 of 2009 and $443,721 in Q1 of 2008, as well as accrued bonuses of $8,919 in Q1 of 2009 and $123,602 in Q1 of 2008.  Excluding these amounts, management fees and employee salaries expense in Q1 of 2009 was $388,459 and in Q1 of 2008 was $591,402.  This produced a decrease of 34.3% in Q1 of 2009 over Q1 of 2008.  This decrease was primarily due to the layoffs which occurred in early 2009.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 22.2% of total revenues in Q1 of 2009 compared to 32.0% in Q1 of 2008.  Since the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were terminated, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  Given the caliber of current management, employees and consultants, we anticipate maintaining salary expense at approximately 20% of revenues.

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

Other Expenses

During Q1 of 2009, we incurred restructuring costs of $264,904, consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.

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

Non-Controlling Interest

As a result of the restatement of our interim consolidated financial statements, the effect of the non-controlling (“NCI”) interest carried forward from prior years resulted in a net effect to the NCI liability at the December 31, 2007 year end of $8,786.  There was a $51,506 credit relating to the non-controlling interest on the consolidated statements of operations for the quarter ended March 31, 2008.  This credit was related to the benefit received by the minority shareholders due to the conversion of debt owed to the parent company by the operating subsidiary, DHI, into shares of DHI common stock that occurred in the first quarter of 2008.  The continued losses of DHI have resulted in a debit balance of $24,007 in the NCI balance at March 31, 2009.

Global Cricket Venture Expenses

The Company has incurred costs of approximately $227,000 in the first quarter of 2009 relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  An additional $750,000 owing in aggregate to the BCCI and IPL for the October 1, 2008 and January 1, 2009 minimum payments under the initial MOUs have also been accrued as at March 31, 2009.

In August 2009, GCV transferred and assigned to an unrelated third party (“CricketCo”) all of its rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, CricketCo also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  We have also agreed to sell the  cricket.com domain name, along with the website, content, copyrights, trademarks, etc., to a company related to CricketCo for consideration of 4 equal payments of $250,000.  The cricket.com domain name shall remain our property until all payments have been made.  These two agreements will result in our full exit out of the Cricket business, pending any obligation we may have to pay to the BCCI and IPL if CricketCo fails to make the assumed payments, and with the exception of interim support services which we have agreed to provide for a period of six months.  The Company cannot determine the financial impact of this transaction at this time.

Auctomatic

In August 2009, we reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable into a convertible interest bearing note with a one year term. The payment due date is May 22, 2010.

Also in August 2009, we reached an agreement with the remaining two founders of Auctomatic which terminates their employment.  Under their severance agreements, we will repay the amounts owed under the Merger Agreement at a 10% discount to face value and will record in Q3 of 2009 an additional $60,000 of severance costs due to them under their employment agreements. In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

We no longer have any intention of using the software as a platform for the development of any of its domain names.  It has now adapted a different platform for Perfume.com, and will use platforms developed by the Company’s partners for Karate.com and likely any future partnerships.  The Company believes that any resale value of the software without the individuals who built it is minimal.  As a result, the Company believes that the auction software is impaired and will write off its net book value of $590,973 at the end of the second quarter of 2009.

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

As at March 31, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,143,335, compared to a working capital deficiency of $3,199,931 at the fiscal year ended December 31, 2008.  During the three months ended March 31, 2009, we incurred a net loss after other items of $916,408, compared to a net loss after other items of $2,091,641 during the three months ended March 31, 2008.  This quarter’s net loss includes gains from sales and sales-type lease of domain names of $617,933 compared to $168,206 during the same period last year, as well as expenditures related to the Global Cricket Venture of $227,255 and a recovery on the payments for the Global Cricket Venture of $250,000 this quarter compared to expenses of $55,317 in the same period last year.  We had a decrease in cash of $1,259,932 during the first quarter of 2009 compared to a decrease in cash of $2,469,500 during the first quarter of 2008.  From the beginning of the fiscal year to March 31, 2009, we increased our accumulated deficit to $13,693,603 from $12,777,195 and have stockholders’ equity of $1,816,003.

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

Operating Activities

Operating activities in the three months ended March 31, 2009 resulted in cash outflows of $1,903,550 after adjustments for non-cash items, the most significant of which were the stock-based compensation expense during the period of $610,343 and the gain from the sales and sales-type lease of domain names of $617,933.  Operating activities also included a significant decrease in accounts payable of $875,645 and in amounts payable to the BCCI and IPL of $250,000.  In the three months ended March 31, 2008, cash outflows of $1,959,299 were primarily due to the loss of the period.

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

We are pursuing opportunities to increase cash flows, however there is no certainty that these opportunities will generate sufficient cash flows to support our activities in the future in view of changing market conditions.  During the 2009 fiscal year, we expect to expend significant funds toward additional marketing costs, which we believe will translate into higher revenue growth.  There is no certainty that the profit margins we may generate going forward, as well as any successful raising of working capital, will be sufficient to offset the anticipated marketing costs and other expenditures and may result in net cash outflow for the 2009 fiscal year.

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We are also continuing to seek opportunities to sell selected domain names in order to address short term liquidity needs.  As a result, we have entered into agreements with brokers to sell several of our non-core but highly valuable dot-com domain names from our portfolio of more than 800 domain names.  Two domain names were sold or leased during the first quarter of 2009 for $1.65 million.  Through to May 15, 2009, we sold an additional domain name for proceeds of $400,000.  We anticipate that further strategic sales of these domain names, if successful, will provide us with the required cash to meet our working capital needs, to fund cricket related expenditures, and to provide for general operating capital needs over the next 12 to 18 months.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur.

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

The first payment due from Global Cricket Venture to the BCCI and the IPL was to be paid on July 1, 2009.  The amount of the payment is $2,250,000.  If Global Cricket Venture, a 50.05% owned subsidiary, is unable to make the required payments to the BCCI or the IPL, and no extension or renegotiation of the payment terms can be arranged, it may be exposed to a loss of rights and opportunities, or potential liability for defaulting on its payment.  Such claims could include breach of contract, lack of performance and other claims for damages.  If these events were to occur, they could have a negative effect on our overall anticipated results of operations and performance.  In August 2009, the Company transferred and assigned all its interests in the project, including its ownership of the cricket.com domain name, for cash and assumption by the third party of all past and future liabilities due to the BCCI and IPL, as discussed above.

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

Going Concern

Our interim consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss for the quarter ended March 31, 2009 of $916,408 ($9,987,270 for the year ended December 31, 2008) and realized a negative cash flow from operating activities of $1,903,550 for the quarter ended March 31, 2009 ($4,854,260 for the year ended December 31, 2008).  There is an accumulated deficit of $13,693,603 (December 31, 2008 - $12,777,195) and a working capital deficiency of $3,143,335 at March 31, 2009 ($3,199,931 at December 31, 2008).

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from our websites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record web advertising revenues on a gross basis.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In the first quarter of 2009, there was a sale of one domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, as of March 31, 2009, our Chief Executive Officer and Principal Financial Officer originally concluded that our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement of our financial statements for the quarters ended March 31, 2009 and March 31, 2008, and the fiscal year ended December 31, 2008 (the “Restatement”), our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures. Based on this re-assessment, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of March 31, 2009 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes and financial statement disclosure.  This control deficiency resulted in the Restatement.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6: Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer
32.2	Section 906 Certificate of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.
Dated: September 17, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Executive Officer)

Dated: September 17, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Financial Officer)