Form 10-Q
period 2009-06-30
Live Current Media Inc.
filed 2009-09-21
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

 (604) 453-4870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 Par Value	24,026,180 shares outstanding as of September 21, 2009

LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART  I - FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
		(As Restated - See Note 2)
ASSETS
Current
Cash and cash equivalents	$306,466	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	62,225	93,582
Prepaid expenses and deposits	147,044	109,543
Inventory	42,592	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	581,750	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	259,766	1,042,851
Website development costs (Note 9)	292,551	355,391
Intangible assets	1,491,449	1,587,463
Goodwill (Notes 5 and 7)	2,606,040	2,606,040
Total Assets	$5,231,556	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,133,506	$3,047,993
Amounts payable to the BCCI and IPL (Notes 6 and 19)	750,000	1,000,000
Bonuses payable	138,391	354,695
Due to shareholders of Auctomatic (Note 7)	804,528	789,799
Deferred revenue	74,740	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	3,921,303	5,333,081

Deferred income tax (Note 14)	193,888	206,370
Deferred lease inducements (Note 10)	45,311	55,380
Warrants (Note 11(e))	209,370	157,895
Total Liabilities	4,369,872	5,752,726

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
24,026,180 common shares (December 31, 2008 - 23,546,370)	15,335	14,855
Additional paid-in capital	15,955,383	14,757,932
Accumulated deficit	(15,098,082)	(12,777,195)
Total Live Current Media Inc. stockholders' equity	872,636	1,995,592
Non-controlling interest	(10,952)	-
Total Stockholders' Equity	861,684	1,995,592
Total Liabilities and Stockholders' Equity	$5,231,556	$7,748,318

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008 (As Restated - See Note 2)	June 30, 2009	June 30, 2008 (As Restated - See Note 2)
SALES
Health and beauty eCommerce	$1,663,182	$1,912,217	$3,383,349	$3,732,405
Other eCommerce	-	-	-	455
Domain name advertising	22,917	27,418	47,370	55,254
Miscellaneous and other income	18,806	-	26,568	-
Total Sales	1,704,905	1,939,635	3,457,287	3,788,114

COSTS OF SALES
Health and Beauty eCommerce	1,315,747	1,583,067	2,702,366	3,068,577
Other eCommerce	-	-	-	552
Total Costs of Sales	1,315,747	1,583,067	2,702,366	3,069,129

GROSS PROFIT	389,158	356,568	754,921	718,985

EXPENSES
Amortization and depreciation	98,246	43,888	196,412	59,154
Amortization of website development costs (Note 9)	33,507	9,363	66,069	9,363
Corporate general and administrative	215,472	591,170	501,658	1,117,710
ECommerce general and administrative	73,668	100,495	153,888	270,308
Management fees and employee salaries	836,968	1,595,083	1,844,689	2,738,808
Corporate marketing	1,602	20,243	4,161	46,807
ECommerce marketing	114,965	129,885	226,387	279,072
Other expenses (Note 13)	-	33,691	264,904	663,547
Total Expenses	1,374,428	2,523,818	3,258,168	5,184,769

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses (Note 6)	(155,968)	-	(383,223)	-
Gain on settlement of amounts due to Global Cricket Venture (Note 6 and 19)	-	-	250,000	-
Gain from sales and sales-type lease of domain names (Note 12)	326,934	-	944,867	168,206
Accretion interest expense (Note 7)	(23,300)		(63,300)	-
Interest and investment income	665	16,680	1,555	59,178
Impairment of Auction Software (Note 8)	(590,973)	-	(590,973)	-
Total Other Income (Expenses)	(442,642)	16,680	158,926	227,384

NET LOSS BEFORE TAXES	(1,427,912)	(2,150,570)	(2,344,321)	(4,238,400)

Deferred tax recovery (Note 14)	(12,482)	-	(12,482)	-

CONSOLIDATED NET LOSS	(1,415,430)	(2,150,570)	(2,331,839)	(4,238,400)
ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,007	23,972	10,952	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD
ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(1,407,423)	$(2,126,598)	$(2,320,887)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	$(0.06)	$(0.10)	$(0.10)	$(0.20)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,109,035	20,832,026	23,109,035	20,832,026

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Amount
Balance, December 31, 2007 (audited) (As Restated - See Note 2)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535	$8,786	$7,401,321
Stock-based compensation (Note 11d)			2,162,526		2,162,526	-	2,162,526
Issuance of Common Stock	-	-	-		-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865	-	1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)			45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880	-	899,880
Share issue costs (Note 11b)			(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (As Restated - See Note 2)	23,546,370	14,855	14,757,932	(12,777,195)	1,995,592	-	1,995,592
Stock-based compensation (Note 11d)			1,062,830		1,062,830	-	1,062,830
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685		5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	129,028		129,401	-	129,401
Issuance of 91,912 common shares per the merger
agreement with Auctomatic (Note 7)	91,912	92	(92)		-	-	-
Net loss and comprehensive loss				(2,320,887)	(2,320,887)	(10,952)	(2,331,839)
Balance, June 30, 2009 (unaudited)	24,026,180	$15,335	$15,955,383	$(15,098,082)	$872,636	$(10,952)	$861,684

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
		(As Restated - See Note 2)
OPERATING ACTIVITIES
Net loss for the period	$(2,320,887)	$(4,162,922)
Non-cash items included in net loss:
Deferred tax recovery (Note 14)	(12,482)	-
Gain on settlement of amounts due to Global Cricket Venture (Notes 6 and 19)	(250,000)	-
Impairment of Auction Software (Note 8)	590,973	-
Gain from sales and sales-type lease of domain names	(944,867)	(168,206)
Accretion interest expense	63,300	-
Interest expense	4,528	-
Stock-based compensation	1,062,830	986,879
Warrants issued	51,475	3,792
Issuance of common stock for services (Note 11b)	5,700	85,350
Amortization and depreciation	252,412	58,448
Change in operating assets and liabilities:
Accounts receivable	31,357	7,032
Amounts due from Global Cricket Venture	-	(733,539)
Prepaid expenses and deposits	(37,501)	(64,552)
Inventory	31,490	-
Accounts payable and accrued liabilities	(785,086)	211,613
Bonuses payable	(216,304)	341,005
Deferred revenue	(45,716)	(37,292)
Cash flows used in operating activities	(2,518,778)	(3,472,392)

INVESTING ACTIVITIES
Net proceeds from sale of domain names	718,130	-
Net proceeds from sales-type lease of domain names	378,423	65,585
Cash consideration for Auctomatic (Note 7)	(53,099)	(1,533,493)
Purchases of property & equipment	(4,301)	(176,134)
Website development costs (Note 9)	(35,477)	(285,393)
Cash flows from (used in) investing activities	1,003,676	(1,929,435)

FINANCING ACTIVITIES
Net loss attributable to non-controlling interest	(10,952)	(75,478)
Cash flows from financing activities	(10,952)	(75,478)

Net decrease in cash and cash equivalents	(1,526,054)	(5,477,305)

Cash and cash equivalents, beginning of period	1,832,520	7,375,245
Cash and cash equivalents, end of period	$306,466	$1,897,940

See accompanying notes to consolidated financial statements

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
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

Through DHI, the Company builds consumer Internet experiences around its large portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI is currently actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.  DHI develops content and sells advertising services on other domains held for future development.  During the period ended June 30, 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  Refer to Note 19.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $1,407,423 for the three months ended and $2,320,887 for the six months ended June 30, 2009 and realized a negative cash flow from operating activities of $618,173 and $2,518,778 for the three months and six months ended June 30, 2009 respectively.  At June 30, 2009, there is an accumulated deficit of $15,098,082 (December 31, 2008 - $12,777,195) and a working capital deficiency of $3,339,553 ($3,199,931 at December 31, 2008).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable.   The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.  See also Note 19.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

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

The Company has established a plan to continue its current business operations and overcome its financial difficulties.  The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in the consolidated financial statements included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of an error in comparative periods:

The Company determined that its original consolidated financial statements as at and for the three month period ended March 31, 2009, as at and for the three and six month periods ended June 30, 2008 and as at and for the years ended December 31, 2008 and 2007 (the “Original Financial Statements”) contained errors.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative periods ended December 31, 2008 and June 30, 2008.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at December 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5.

Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $23,972 in the three month period and $75,748 in the six month period ended June 30, 2008.  There was no effect to the non-controlling interest on the consolidated balance sheets at December 31, 2008.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

C. Management Compensation:

(i)  The financial statements for the three and six month periods ended June 30, 2008 did not expense $89,466 and $177,752, respectively, for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to the Company’s former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as the Company’s President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 or June 30, 2009 financial statements.

(ii) The financial statements for the three and six month periods ended June 30, 2008 did not expense $35,786 and $71,101, respectively, for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The effect to the consolidated balance sheets at December 31, 2008 was an underaccrual of bonuses payable of $119,045.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $45,913 and $84,336 to stock-based compensation expense in the three and six month periods, respectively, ended June 30, 2008.

E. Other

(i)   Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounting expense (included in Corporate General and Administrative expenses) of $0 and $63,750 in the three and six month periods, respectively, ended June 30, 2008.  The error resulted in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 in the year ended December 31, 2008.

(ii)   Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the Original Financial Statements.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.  There was no effect to the comparative reported amounts at June 30, 2008.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. Shares issued in connection with the merger with Auctomatic:

(i)   Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the quarter ended June 30, 2008 and year ended December 31, 2008.

(ii)   Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in the three and six months ended June 30, 2008 was $45,326.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 of amounts payable as at December 31, 2008 and $750,000 as at June 30, 2009 to the BCCI and IPL.

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended June 30, 2008.

For the three months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		356,568	-	356,568

EXPENSES
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,470,418	124,665	1,595,083
All other expenses		928,735	-	928,735
Total Expenses		2,399,153	124,665	2,523,818

OTHER INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Non-controlling interest		-	-	-
Total Other Income (Expenses)		16,680	-	16,680

CONSOLIDATED NET LOSS		(2,025,905)	(124,665)	(2,150,570)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	23,972	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,693)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.10)	(0.00)	$(0.10)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		20,832,026	-	20,832,026

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the six months ended June 30, 2008.

For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		718,985	-	718,985

EXPENSES
Corporate general and administrative	E(i)	1,053,960	63,750	1,117,710
Management fees and employee salaries	C(i), C(ii), D, G(ii)	2,528,965	209,843	2,738,808
All other expenses		1,328,251	-	1,328,251
Total Expenses		4,911,176	273,593	5,184,769

OTHER INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Total Other Income (Expenses)		227,384	-	227,384

CONSOLIDATED NET LOSS		(3,964,807)	(273,593)	(4,238,400)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.19)	(0.01)	$(0.20)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		20,832,026	-	20,832,026

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the six months ended June 30, 2008.

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(3,964,807)	$(198,115)	$(4,162,922)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	1,025,889	(39,010)	986,879
Warrants issued		3,792	-	3,792
Issuance of common stock for services		85,350	-	85,350
Amortization and depreciation		58,448	-	58,448
Change in operating assets and liabilities:
Accounts receivable		7,032	-	7,032
Amounts payable to the BCCI and IPL		(733,539)	-	(733,539)
Prepaid expenses and deposits		(64,552)	-	(64,552)
Accounts payable and accrued liabilities	E(i)	37,117	174,496	211,613
Bonuses payable	C(i), C(ii)	92,152	248,853	341,005
Deferred revenue		(37,292)	-	(37,292)
Cash flows used in operating activities		(3,658,616)	186,224	(3,472,392)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		65,585	-	65,585
Cash consideration for Auctomatic	G(i)	(1,422,747)	(110,746)	(1,533,493)
Purchases of property & equipment		(176,134)	-	(176,134)
Website development costs		(285,393)	-	(285,393)
Cash flows used in (from) investing activities		(1,818,689)	(110,746)	(1,929,435)

FINANCING ACTIVITIES
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows from financing activities		-	(75,478)	(75,478)

Net increase (decrease) in cash and cash equivalents		(5,477,305)	-	(5,477,305)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$1,897,940	$-	$1,897,940

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of equity for the year ended December 31, 2008 and the first two quarters of 2009.

		As previously reported					Live Current Media Stockholders
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non-Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants
to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(260,009)	1,995,592	-	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430	(634,647)	120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)					(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(317,941)	1,816,002	(8,007)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	$15,335	$15,746,501	$(14,571,259)	$1,190,577	$(317,941)	$872,636	$(10,952)	$861,684

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectibility of the proceeds is reasonably assured.  In the first half of 2009, there were two sales of domain names.  Collectibility of the amounts owing on these sales are reasonably assured and therefore accounted for as sales in the period the transaction occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the first half of 2009, there was one sales-type lease of a domain name.  In 2008, there was one sales-type lease of a domain name.  See also Note 12.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

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

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of goods and services taxes (GST) receivable and advertising revenues receivable.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at quarter end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at June 30, 2009 is recorded at cost of $42,592 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2009.

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

The Company assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to June 30, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $116,567 for the three months and $230,548 for the six months ended June 30, 2009 respectively ($150,128 for the three months and $325,879 for the six months ended June 30, 2008 respectively) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
On January 1, 2007, the Company adopted the following new critical accounting policy related to income tax.  The Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  The Company also evaluated the period ended June 30, 2009.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

FAS 165
In May, 2009, the FASB issued FAS No. 165, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending June 30, 2009. Adoption of this statement did not have a material effect to the Company’s current practice.

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
For the three and six months ended June 30, 2009
(Unaudited)

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of FAS 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective as of the issuance date and has not affected the valuation of the Company’s financial assets.

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
For the three and six months ended June 30, 2009
(Unaudited)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at June 30, 2009 is:

Fair Value Measurements at Reporting Date Using

Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

$209,370	-	$209,370	-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivable from sales-type lease, accounts payable, amounts payable to the BCCI and IPL, bonuses payable, amounts due to shareholders of Auctomatic, and warrants.  The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current Media Inc. at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method resulting in an increase to goodwill of $66,692, and a credit against the non-controlling interest of $75,478 charged to income during the six months ended June 30, 2008.

The 2009 year-to-date losses of DHI have resulted in a debit balance of $10,952 in the NCI balance at June 30, 2009.

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

During the six months ended June 30, 2009, the Company incurred $383,223 (year ended December 31, 2008 - $1.47 million) in furtherance of this plan.  The Company also incurred $750,000 of liabilities to the IPL at June 30, 2009 in respect of exclusive online content rights agreements.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 6 – GLOBAL CRICKET VENTURE (continued)

Memoranda of Understanding (continued)
In August 2009, the Company transferred and assigned all its interests in the project, including its ownership of the cricket.com domain name, for cash and assumption by a third party of all past and future liabilities due to the BCCI and IPL.  See also Note 19.

NOTE 7 – MERGER AGREEMENT

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation, (“Auctomatic”).  The merger agreement was consummated on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $152,939 in certain assumed liabilities and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by $3.00 per share, the closing price of the Company’s common stock on the business day immediately preceding the Closing Date) in exchange for all the issued and outstanding shares of Auctomatic.

The consideration was payable as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and were to be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversaries of the Closing Date. The remaining $800,000 of the total Cash Consideration was to be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock are to be distributed pro rata among the Auctomatic Stockholders.

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders is subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation.  Refer to Note 11d.  During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversaries will no longer be payable.  The remaining 275,736 shares of the common stock owing to the other founders remained payable on the anniversary dates as noted above.  During the second quarter of 2009, 91,912 of these shares were issued to the two founders who remained with the Company.  Subsequent to June 30, 2009, the remaining two founders were terminated.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 11 and Note 19.

At May 22, 2008, the fair value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  The fair value discount was accreted by $40,000 in Q1 of 2009 and by $23,300 in Q2 of 2009 (2008 - $96,700).  As a result, the full $800,000 of the amounts payable in cash to the shareholders of Auctomatic due on the first anniversary of the closing date had been accrued.  The payment of these funds to the Auctomatic shareholders was not made during the second quarter of 2009.  However, subsequent to quarter end, the Company issued convertible notes to twelve of the eighteen shareholders covering $424,934 of the total $800,000.  These convertible notes are interest bearing at 10%, with such interest accruing as of May 22, 2009 and payable quarterly in arrears.  As a result, $4,528 of interest was accrued and expensed during the quarter ended June 30, 2009 to reflect the interest accrued between May 22, 2009 and June 30, 2009.  Refer to Note 19.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 7 – MERGER AGREEMENT (continued)

Net Assets Acquired

Assets
Cash	$3,066
Share subscriptions receivable	780
Computer hardware	7,663
Auction software (Note 8)	925,000
Goodwill	2,539,348
Less Liabilities
Accounts payable and accrued liabilities	(85,622)
Loan payable	(67,317)

Net Assets Acquired	$3,322,918

To show effect to the merger of Auctomatic and Delaware as if the merger had occurred on January 1, 2008, the pro forma information for the year ended December 31, 2008 would have resulted in revenues that remain unchanged from those reported in the consolidated financial statements, no cumulative effect of accounting changes, and income before extraordinary items and net income which both would have decreased by $106,035.  See Notes 8 and 19.

NOTE 8 – PROPERTY & EQUIPMENT

June 30, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$44,367	$123,097
Computer Equipment	103,493	59,142	44,351
Computer Software	27,276	20,457	6,819
Auction Software	-	-	-
Leasehold Improvements	142,498	56,999	85,499
	$440,731	$180,965	$259,766

December 31, 2008	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

At June 30, 2009, the Company analyzed the potential for impairment of the auction software that was acquired pursuant to the Merger Agreement.  At this date, the Company considered the significant changes that were made to the direction and to staffing within the Company.  The lack of a strategy, plans, or use of the Auction software a year subsequent to the acquisition of the software indicated impairment of the asset at the end of the second quarter of 2009.  Therefore, the Company believes that the auction software is impaired and has written off the net book value of the asset of $590,973 at that date.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

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

	June 30, 2009	December 31, 2008
Website Development Costs	$394,040	$405,001
Less: Accumulated Amortization	(101,489)	(49,610)
	$292,551	$355,391

The Company capitalized website development costs of $25,231 in the first quarter of 2009 and $10,246 in the second quarter of 2009.  The Company expensed website development costs of $46,438 and corresponding accumulated amortization of $14,189 related to a domain name that was sold during the period.  The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	June 30, 2009	December 31, 2008
Deferred Lease Inducements	$65,449	$75,518
Less: Current Portion	(20,138)	(20,138)
	$45,311	$55,380

NOTE 11 – COMMON STOCK

a)     Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)     Issued

At June 30, 2009, there were 24,026,180 (December 31, 2008 – 23,546,370) shares issued and outstanding.

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

On April 9, 2009, the Company entered into an agreement whereby $8,625 of its accounts payable were extinguished in exchange for the issuance of 27,823 shares of its common stock.  These shares were issued on April 14, 2009.

On June 19, 2009, the Company issued 45,956 shares of its common stock to each of the two remaining Auctomatic founders for a total of 91,912 shares pursuant to the Merger Agreement as discussed in Note 7.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK (continued)

b)     Issued (continued)

2008

The Company issued 50,000 warrants to an investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 11(e).

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares are being held for future distribution in three equal installments on the next three anniversary dates of the merger pursuant to the terms of the Merger Agreement.  The value of the stock consideration was added to the cash consideration in the Company’s determination of the purchase price.  See also Note 7.  The remaining 413,604 shares of common stock are reserved for future issuance to the Auctomatic founders and are being accounted for as stock-based compensation pursuant to FAS 123(R). See also Note 11(c), Note 11(d) and Note 19.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 11 – SHARE CAPITAL (continued)

c)     Reserved

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer payable.  Therefore at March 31, 2009, pursuant to this release, the balance of reserved shares of common stock for future issuance and distribution was 275,736.

In the second quarter of 2009, the Company issued 91,912 shares to the remaining two Auctomatic founders pursuant to the Merger Agreement.  These shares were to be issued on the first anniversary date of the merger as stated above. Therefore at June 30, 2009, the balance of reserved shares of common stock for future issuance and distribution was 183,824.  See also Note 7, Note 11(d) and Note 19.

Subsequent to June 30, 2009, the remaining two Auctomatic founders were terminated.  The shares of common stock contingent on their continued employment with the Company were forgone pursuant to separation agreements signed with the two individuals.  Therefore, there will be no further reserved shares for future issuance and distribution to the Auctomatic founders.

Effective January 31, 2009, the Company’s former President and Chief Operating Officer resigned.  Pursuant to his separation agreement, the Company is required to pay an accrued special bonus in the amount of CDN$250,000 less any statutory deductions.  The net payment of this bonus will be converted to equity and paid as restricted shares of the Company’s common stock.  As the number of shares of common stock is not fixed on any specific share price, it is not possible to quantify the number of shares that will have to be issued to pay the net amount of this bonus.

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

	2009	2008
Dividend yield	0%	0%
Expected volatility	97.02%-107.34%	64.86%-75.68%
Risk free interest rate	1.43%-1.69%	1.62% - 3.07%
Expected lives	3.375 years	3.375 years

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 11 – SHARE CAPITAL (continued)

d)      Stock Options (continued)

(iii)	On March 14, 2008, the Company granted to a director 100,000 options at an exercise price of $2.49 per share. These options have a fair value of $1.40 per option granted.

(iv)
On May 27, 2008, the Company granted to its Vice President, General Counsel (“VP GC”) 125,000 options at an exercise price of $3.10 per share.  These options have a fair value of $1.71 per option granted.

(v)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.26 and $1.92 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited in the first quarter of 2009.  Subsequent to the second quarter of 2009, the remaining 300,000 options were forfeited.

(vi)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.71 per option granted.  17,500 of these options have been forfeited during 2008, 92,500 options were forfeited in the first quarter of 2009, and 25,000 options were forfeited in the second quarter of 2009.

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

(ix)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  Subsequent to the second quarter of 2009, 100,000 options were forfeited.

(x)	On April 8, 2009, the Company granted to one of its full-time employees a total of 5,000 options at an exercise price of $0.35 per share. These options have a fair value of $0.23 per option granted.

(xi)	On May 28, 2009, the Company granted to one of its full-time employees a total of 5,000 options at an exercise price of $0.30 per share. These options have a fair value of $0.21 per option granted.

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

The fair value of these options at June 30, 2009 of $5,169,943 (December 31, 2008 - $5,824,833) will be recognized on a straight-line basis over a vesting term of 3 years and an expense has been recognized in the six months ended June 30, 2009 of $925,411 (year ended December 31, 2008 of $1,992,461) and included in management fees and employee salaries expense.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 11 – SHARE CAPITAL (continued)

d)     Stock Options (continued)

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in three equal instalments on the next three anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement.  As these shares are contingent on future employment, they are considered contingent consideration and are required to be accounted for under FAS 123(R) as stock-based compensation.  During the first quarter of 2009, 137,868 of these shares were forfeited.  During the second quarter of 2009, 91,912 of these shares were issued out of treasury.  See also Note 7 and Note 11(c).  All such shares have been valued using the Black Scholes option pricing model at the date of grant using a 3 year term and a 33% forfeiture rate.  The Company assesses forfeiture rates for these shares consistent to its analysis of granted options.  The Auctomatic founders are considered corporate directors, along with some other employees.  The forfeiture rate of 33% among Auctomatic founders alone is consistent with a 25% forfeiture rate for the whole class of corporate directors.

The fair value of these shares at June 30, 2009 of $1,089,365 (December 31, 2008 - $1,157,049) will be recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense has been recognized in the six months ended June 30, 2009 of $137,419 (year ended December 31, 2008 - $170,065) and included in management fees and employee salaries expense.

A summary of the option activity under the 2007 Plan during 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2007	2,750,000	1.41	1.50
Granted	2,160,000	0.81	1.36
Exercised	-	-	-
Forfeited or expired	112,500	2.29	0.47
Options outstanding, December 31, 2008	4,797,500	1.12	1.46
Granted	125,000	0.30	0.19
Exercised	-	-	-
Forfeited or expired	1,717,500	1.96	1.46
Options outstanding, June 30,2009	3,205,000	0.64	1.41

Options vested at June 30, 2009	2,971,902	0.64	1.43

Aggregate Intrinsic Value	$0
Weighted average remaining life	3.47 Years

e)     Common Stock Purchase Warrants

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash.  The warrants expired June 10, 2009.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 11 – SHARE CAPITAL (continued)

e)     Common Stock Purchase Warrants (continued)

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at June 30, 2009 was $209,370 (December 31, 2008 - $157,895).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under EITF 00-19, and their fair value of $157,895 at December 31, 2008 was recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  During the six months ended June 30, 2009, the change to the fair value of the warrants was $51,475 which was charged to corporate general and administrative expenses during the period.

As of June 30, 2009, 3,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
		Average	Date of
Warrants	Outstanding	Exercise Price	Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Cancelled or expired	1,000,000	1.25
Warrants exercisable December 31, 2008 and June 30, 2009	3,304,688	0.89

Weighted average remaining life	1.86 Years

NOTE 12 – DOMAIN NAME LEASES AND SALES

2009

On April 15, 2009, the Company sold one domain name to an unrelated third party for $400,000, resulting in a $261,934 net gain in the second quarter of 2009.

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provided for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 was due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 was due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 was due on the first year anniversary of the Effective Date.  The Company was to lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name would be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement terminates, funds received to date are forfeited by the purchaser, and rights to the domain name return to the Company.  Due to the uncertainty regarding the collectibility of the funds in the future, only the amounts received to date have been recorded as a gain on sale of a domain name at quarter end.  When collectibility is reasonably assured, the full gain on sale will be reflected in the Company’s operations.  During the first quarter of 2009, a resulting gain of $290,000 was recorded based on the payments received.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

2009 (continued)

During the second quarter of 2009, a resulting gain of $65,000 was recorded based on the payment received in April 2009.  In May 2009, the purchaser breached the agreement.  As a result, the purchaser forfeited the total of $355,000 that had already been paid to the Company as of that date.  Under the terms of the agreement, the Company retained the funds and the domain name.  See Note 19.

On February 24, 2009, the Company sold one domain name to an unrelated third party for $400,000, resulting in a gain of $327,933 in the first quarter of 2009.

2008

On December 31, 2008, the Company entered into an agreement to sell one domain name to an unrelated third party for CDN$500,000.  The terms of the agreement provided for the receipt of CDN$476,190 on December 31, 2008 and the balance of CDN$23,810 by March 31, 2009.  The title of the domain name transferred to the buyer at December 31, 2008 as collection of the balance was reasonably assured, therefore the disposal and resulting gain of $293,215 was recorded on December 31, 2008.  Both payments were received in accordance with the terms of the agreement.

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

NOTE 13 – OTHER EXPENSES

During Q1 of 2009, the Company incurred various restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements.  There were no such expenses in Q2 of 2009.

During Q1 of 2008, the Company incurred various restructuring costs totaling $629,856 relating to establishing the new management team.  During the period, such costs included severance payments to the Company’s former Chief Financial Officer of $168,429, $25,657 in consulting fees to the  former Chief Financial Officer, $317,109 in signing bonuses to the Company’s new Chief Corporate Development Officer and new Vice President Finance, a severance payment of $53,582 to one full time employee, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FrequentTraveller disposition in late 2007.  During Q2 of 2008, the Company incurred similar restructuring costs including $31,691 in valuation costs relating to the Q1 of 2008 share issuance of DHI shares to its parent company and $2,000 in some final windup costs related to the FT disposition in late 2007.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 14 – INCOME TAXES

The Company’s subsidiaries, DHI, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at June 30 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,138,000 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $6,187,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2028.  The Company’s subsidiary DHI also has approximately $896,300 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $193,888 at June 30, 2009 and $206,370 at December 31, 2008.  There was a deferred tax recovery during the three and six months ended June 30, 2009 of $12,482.

There has been no substantial change in the effective tax rate since December 31, 2008.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 15 – SEGMENTED INFORMATION

In 2008 and 2009, the Company’s operations were conducted in two business segments; eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the six months ended June 30, 2009 as well as the year ended December 31, 2008, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce	Advertising	Total
	Products	and Other
For the six months ended June 30, 2009	$	$	$
Revenue	3,383,349	73,938	3,457,287
Segment Loss From Operations	(1,765,366)	(737,881)	(2,503,247)

As at June 30, 2009	$	$	$
Total Assets	3,649,849	1,581,707	5,231,556
Intangible Assets	158,849	1,332,600	1,491,449

	eCommerce	Advertising	Total
	Products	and Other
For the six months ended June 30, 2008 (as restated - see Note 2)	$	$	$
Revenue	3,732,860	55,254	3,788,114
Segment Loss From Operations	(3,236,549)	(1,229,235)	(4,465,784)

As at June 30, 2008 (as restated - see Note 2)	$	$	$
Total Assets	7,355,981	1,562,008	8,917,989
Intangible Assets	189,047	1,436,834	1,625,881

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
	(unaudited)	(unaudited)
		(As Restated - See Note 2)

Segment Loss	$(2,503,247)	$(4,465,784)
Other Income and (Expenses)
Global Cricket Venture expenses	(383,223)	-
Gain on settlement of amounts due to Global Cricket Venture	250,000	-
Gain from sales and sales-type lease of domain names	944,867	168,206
Accretion interest expense	(63,300)	-
Interest and investment income	1,555	59,178
Impairment of Auction Software	(590,973)	-
Net loss before taxes for the period	$(2,344,321)	$(4,238,400)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 16 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its office in Vancouver, Canada from an unrelated party for a 5-year period from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CDN $
2009	58,762
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 74% of basic rent.

Global Cricket Venture

On March 31, 2009, the Company, its subsidiary GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  The agreement constitutes full and final settlement of any and all historic and future outstanding obligations due from Live Current under the BCCI Memorandum.  Per the Termination Agreement, Live Current is released from all accrued liabilities under the BCCI Memorandum, conditional on a $750,000 payment to be made by July 1, 2009 by GCV under the Novation Agreement described below.

The Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred, to GCV.  The IPL Memorandum’s payment schedule was amended as well.

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party all of the rights, title, and interest in and to the original MOU with the IPL, as amended by the Novation Agreement.  See Note 19.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 18 – RELATED PARTY TRANSACTIONS

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its Chief Executive Officer.  Live Current is providing this company with IT, administrative, and marketing support.  This arrangement allows Live Current to share its resources while earning revenues for support services.

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

NOTE 19 – SUBSEQUENT EVENTS

Subsequent events have been evaluated up to the date the financial statements were available to be issued, September 18, 2009.

Global Cricket Venture

On August 20, 2009, GCV transferred and assigned to an unrelated third party (“Mauritius”) all of the rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  The Company has also agreed to sell the domain name cricket.com to a company related to Mauritius, whereby the Company will sell the domain name, along with the website, content, copyrights, trademarks, etc., for consideration of four equal payments of $250,000.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  The Company cannot determine the financial impact of this transaction at this time.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 19 – SUBSEQUENT EVENTS (continued)

Auctomatic

In August 2009, the Company reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible interest bearing notes with a one year term. The payment due date is May 22, 2010.

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

Sales of Domain Names

In July 2009, the Company sold three domain names for $725,000 less commission and the purchase prices were paid in full upon the execution of each agreement.

In August 2009, the Company sold the domain name www.cricket.com as disclosed above.

Also in August 2009, the Company sold a domain name for $1,100,000 less commission and the purchase price was paid in full upon the execution of the agreement. This domain name had been previously sold to an unrelated party in February 2009, however in May 2009 the purchaser breached the agreement and forfeited a total of $355,000 that had been paid to the Company as of that date.  See Note 12.

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

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales as a result of the recession in the U.S., the possible failure of revenues to offset additional costs associated with any changes in our business model, the potential lack of website acceptance, the Company’s potential inability to create new businesses around domain names, the potential loss of customer or supplier relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the amendment thereto.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are attached in Item 1.

(b)    Business Overview

We build consumer internet experiences around our large portfolio of domain names.  In addition, we own hundreds of non-core domain names that we may choose to develop, lease or sell in the future to raise funds in a non-dilutive manner.  We generate revenues from consumer internet experiences in two different ways; through the online sales of products (eCommerce) and through the sale of advertising.  Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell discount brand name fragrances, skin care and hair care products directly to consumers.  We also generate revenues by selling online advertising space to advertisers or in partnership with third party advertising networks.  However, in 2008 and during the first half of 2009, advertising accounted for less than 2% of total revenues.  We presently employ eighteen full-time and one part-time employee, as well as one consultant.  Our principal office is located at #645-375 Water Street, Vancouver, British Columbia.  We also lease an office at 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, Washington.

In 2008, we began shipping our Perfume.com products to selected international markets.  Until then, we shipped only to delivery addresses located in the United States.  However, through the first half of the 2009 fiscal year, sales of products shipped to non-U.S. locations are immaterial and therefore are not disclosed separately.

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

During 2008 and through the first half of 2009, our revenues were not sufficient to support our operations and we do not expect this to change in the short-term.  Therefore, we have needed to find ways to raise funds for working capital.  Toward the end of the 2008 fiscal year, we began to experience significant challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.  Furthermore, if we attempted to raise funds through the sale of our securities, the steep decline in the price of our common stock would result in significant dilution to our current stockholders.  As a result, management sold some of our non-core domain names to raise funds.  From December 31, 2008 through August, 2009, we sold seven domain names, not including our cricket.com domain name, for a total of nearly $3.4 million.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2010.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, including layoffs of staff and the termination of consulting and investor relations contracts.  In addition, our Chief Executive Officer has agreed to defer the payment of his salary indefinitely.  As a result of these efforts, our net cash outflows have begun to decrease.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RECENT DEVELOPMENTS

Karate.com

On May 15, 2009 (the “Effective Date”), we signed an agreement (“LLC Agreement”) with Domain Strategies, Inc., a leading internet development and management company, and Develep, a partnership, to jointly establish a limited liability company (“Karate, LLC”) for the purpose of developing, managing and monetizing the Karate.com domain name we own.  This partnership will provide management focus and resources to efficiently monetize the domain name.  Pursuant to the LLC Agreement, we will contribute the domain name, Karate.com, to Karate, LLC and will receive a 55% interest of Karate, LLC, plus a liquidation and withdrawal preference.  The Board of Directors of Karate, LLC will have equal representation from all parties with Domain Strategies and Develep having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  On the second anniversary of the Effective Date, we have the right to withdraw from Karate, LLC for any reason.  We also have the right to withdraw from Karate, LLC at any time on or before the third anniversary of the Effective Date if we are required at any time to make a capital contribution, or if our equity interest in Karate, LLC has been or will be diluted in any way.  In the event we are the terminating party, ownership of the domain name www.karate.com will revert back to us, however Domain Strategies will have the right but not the obligation to purchase the domain name www.karate.com for $1 million within 60 days of termination.

Exit from Cricket.com

On March 31, 2009 the Company, Global Cricket Ventures Pte. Ltd. (sometimes referred to in this Report as “GCV”), a subsidiary of the Company, and the Board of Control for Cricket in India (“BCCI”) entered into a Novation Agreement (the “Novation”) pursuant to which GCV was granted all of the Company’s rights, and assumed all of the Company’s obligations, under the Memorandum of Understanding (the “Original Agreement”) dated April 16, 2008 that had been executed by the Company and the BCCI, acting for and on behalf of its separate subcommittee unit known as the Indian Premier League.

On August 25, 2009 GCV entered into an Assignment and Assumption Agreement (the “Assignment”) with Global Cricket Ventures Limited (Mauritius) (“Mauritius”), an entity unrelated to the Company or its affiliates.  The Assignment is dated August 20, 2009.  Pursuant to the Assignment, GCV transferred and assigned to Mauritius all of GCV’s right, title and interest in and to the Original Agreement, as amended by the Novation, and Mauritius accepted the assignment and assumed and agreed to be liable for all past and future obligations and liabilities of GCV arising under, pursuant to or in connection with the Original Agreement, as amended by the Novation.

In conjunction with the Assignment, on August 25, 2009 DHI entered into the Cricket.com Lease and Transfer Agreement (the “Lease”) with Mauritius.  The Lease is dated August 20, 2009.  Pursuant to the Lease, DHI leased to Mauritius the cricket.com domain name, the cricket.com website (the “Website”), and certain support services in exchange for the payment of $1 million (the “Purchase Price”) plus the expenses described below.  The Purchase Price is to be paid in 4 equal installments, each of $250,000.  The first installment was received subsequent to the execution of the Lease and the remaining 3 installments are to be paid on a quarterly basis.  Upon the payment of the final installment and the expenses described below, DHI will assign to Mauritius all rights, title and interest in the Website, the cricket.com domain name and the registration thereof, all trademarks, services marks and logos that incorporate the term cricket.com and the goodwill (if any) associated with the foregoing.

In order to facilitate the transfer of the Website, DHI has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services including (i) direct costs incurred by DHI for maintaining the Website, (ii) rent and overhead costs in the amount of $2,500 per month, (iii) employee related costs, and (iv) severance costs (not to exceed $60,000) related to the termination of employees whose employment will be terminated as a result of the transfer of the Website.  The $60,000 has been received.  In addition, Mauritius has agreed that, prior to the expiration of the Transition Period, it will either enter into an employment agreement with Mark Melville, the Company’s President and Chief Corporate Development Officer, or pay any severance costs related to his termination without cause (with the exception of special bonus payments), in accordance with the terms of his employment agreement with the Company.

These two agreements will result in our full exit out of the Cricket business, pending any obligation we may have to pay to the BCCI and IPL if Mauritius fails to make the assumed payments, and with the exception of interim support services which we have agreed to provide for a period of six months.  The Company cannot determine the financial impact of this transaction at this time.

Auctomatic

At June 30, 2009, we determined that the auction software acquired through the merger with Auctomatic was impaired.  As a result, we recorded an impairment loss of $590,973 at that date.

In August 2009, we reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible interest bearing notes with a one year term. The payment due date is May 22, 2010.

Also in August 2009, we reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their severance agreements, we will pay the amounts owed under the Merger Agreement at a 10% discount to face value and will record an additional $60,000 of severance costs in Q3 of 2009 due to them under their employment agreements. In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

RESTATEMENT OF FINANCIAL STATEMENTS

Correction of an error in comparative periods:

On June 18, 2009, we were advised by Ernst & Young, LLP, our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the quarter ended June 30, 2008 and the years ended December 31, 2008 and 2007 contained errors.  Based on the foregoing, C. Geoffrey Hampson, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative period ended June 30, 2008 and December 31, 2008.  Please also see Note 2 to our restated financial statements, as well as our related disclosure on our Amendment No.1 to Form 10-K as filed with the Securities and Exchange Commission on September 14, 2009.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at December 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5 to our consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $23,972 in the three month period and $75,748 in the six month period ended June 30, 2008.  There was no effect to the non-controlling interest on the consolidated balance sheets at December 31, 2008.

C. Management Compensation:

(i)  The financial statements for the three and six month periods ended June 30, 2008 did not expense $89,466 and $177,752, respectively, for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to our former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as our President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 or June 30, 2009 financial statements.

(ii) The financial statements for the three and six month periods ended June 30, 2008 did not expense $35,786 and $71,101, respectively for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to our current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The effect to the consolidated balance sheets at December 31, 2008 was an underaccrual of bonuses payable of $119,045.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $45,913 and $84,336 to stock-based compensation expense in the three and six month periods ended June 30, 2008.

E. Other

(i)   Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounting expense (included in Corporate General and Administrative expenses) of $0 and $63,750 in the three and six month periods, respectively, ended June 30, 2008.  The error resulted in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 in the year ended December 31, 2008.

(ii)   Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the financial statements for the fiscal year ended December 31, 2008.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.  There was no effect to the comparative reported amounts at June 30, 2008.

G. Shares issued in connection with the merger with Auctomatic:

(i)   Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the quarter ended June 30, 2008 and year ended December 31, 2008.

(ii)   Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in the three and six months ended June 30, 2008 was $45,326.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 of amounts payable as at December 31, 2008 and $750,000 as at June 30, 2009 to the BCCI and IPL.

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended June 30, 2008.

For the three months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		356,568	-	356,568

EXPENSES
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,470,418	124,665	1,595,083
All other expenses		928,735	-	928,735
Total Expenses		2,399,153	124,665	2,523,818

OTHER INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Non-controlling interest		-	-	-
Total Other Income (Expenses)		16,680	-	16,680

CONSOLIDATED NET LOSS		(2,025,905)	(124,665)	(2,150,570)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	23,972	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,693)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.10)	(0.00)	$(0.10)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		20,832,026	-	20,832,026

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the six months ended June 30, 2008.

For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

GROSS PROFIT		718,985	-	718,985

EXPENSES
Corporate general and administrative	E(i)	1,053,960	63,750	1,117,710
Management fees and employee salaries	C(i), C(ii), D, G(ii)	2,528,965	209,843	2,738,808
All other expenses		1,328,251	-	1,328,251
Total Expenses		4,911,176	273,593	5,184,769

OTHER INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Total Other Income (Expenses)		227,384	-	227,384

CONSOLIDATED NET LOSS		(3,964,807)	(273,593)	(4,238,400)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.19)	(0.01)	$(0.20)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		20,832,026	-	20,832,026

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the six months ended June 30, 2008.

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(3,964,807)	$(198,115)	$(4,162,922)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	1,025,889	(39,010)	986,879
Warrants issued		3,792	-	3,792
Issuance of common stock for services		85,350	-	85,350
Amortization and depreciation		58,448	-	58,448
Change in operating assets and liabilities:
Accounts receivable		7,032	-	7,032
Amounts payable to the BCCI and IPL		(733,539)	-	(733,539)
Prepaid expenses and deposits		(64,552)	-	(64,552)
Accounts payable and accrued liabilities	E(i)	37,117	174,496	211,613
Bonuses payable	C(i), C(ii)	92,152	248,853	341,005
Deferred revenue		(37,292)	-	(37,292)
Cash flows used in operating activities		(3,658,616)	186,224	(3,472,392)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		65,585	-	65,585
Cash consideration for Auctomatic	G(i)	(1,422,747)	(110,746)	(1,533,493)
Purchases of property & equipment		(176,134)	-	(176,134)
Website development costs		(285,393)	-	(285,393)
Cash flows used in (from) investing activities		(1,818,689)	(110,746)	(1,929,435)

FINANCING ACTIVITIES
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows from financing activities		-	(75,478)	(75,478)

Net increase (decrease) in cash and cash equivalents		(5,477,305)	-	(5,477,305)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$1,897,940	$-	$1,897,940

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of equity for the year ended December 31, 2008 and the first two quarters of 2009.

		As previously reported					Live Current Media Stockholders
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non-Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants
to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(260,009)	1,995,592	-	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430	(634,647)	120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)					(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(317,941)	1,816,002	(8,007)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	$15,335	$15,746,501	$(14,571,259)	$1,190,577	$(317,941)	$872,636	$(10,952)	$861,684

(c)   Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended June 30, 2009.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited) (As Restated)
SALES
Health and beauty eCommerce	$1,663,182	$1,912,217
Domain name advertising	22,917	27,418
Miscellaneous income	18,806	-
Total Sales	1,704,905	1,939,635

COSTS OF SALES
Health and Beauty eCommerce	1,315,747	1,583,067
Total Costs of Sales	1,315,747	1,583,067

GROSS PROFIT	389,158	356,568

EXPENSES
Amortization and depreciation	98,246	43,888
Amortization of website development costs	33,507	9,363
Corporate general and administrative	215,472	591,170
ECommerce general and administrative	73,668	100,495
Management fees and employee salaries	836,968	1,595,083
Corporate marketing	1,602	20,243
ECommerce marketing	114,965	129,885
Other expenses	-	33,691
Total Expenses	1,374,428	2,523,818

OTHER INCOME (EXPENSES)
Global Cricket Venture expenses	(155,968)	-
Gain from sales and sales-type lease of domain names	326,934	-
Accretion interest expense	(23,300)	-
Interest and investment income	665	16,680
Impairment of Auction Software	(590,973)	-
Non-controlling interest	-	-
Total Other Income (Expenses)	(442,642)	16,680

NET LOSS BEFORE TAXES	(1,427,912)	(2,150,570)

Deferred tax recovery	(12,482)	-

CONSOLIDATED NET LOSS	(1,415,430)	(2,150,570)

ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	8,007	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD
ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(1,407,423)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	(0.06)	(0.10)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	23,109,035	20,832,026

BALANCE SHEET DATA

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited) (As Restated)
Assets
Current Assets	581,750	2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	259,766	1,042,851
Website development costs	292,551	355,391
Intangible assets	1,491,449	1,587,463
Goodwill	2,606,040	2,606,040
Total Assets	$5,231,556	$7,748,318

Liabilities
Current Liabilities	3,921,303	5,333,081
Deferred income tax	193,888	206,370
Deferred lease inducements	45,311	55,380
Warrants	209,370	157,895
Total Liabilities	4,369,872	5,752,726

Stockholders' Equity
Common Stock	15,335	14,855
Additional paid-in capital	15,955,383	14,757,932
Accumulated deficit	(15,098,082)	(12,777,195)
Total Live Current Media Inc. stockholders' equity	872,636	1,995,592
Non-controlling interest	(10,952)	-
Total Stockholders' Equity	861,684	1,995,592
Total Liabilities and Stockholders' Equity	$5,231,556	7,748,318

(d)    Results of Operations

Sales and Costs of Sales

Quarter over Quarter Analysis

Overall, combined sales in Q2 of 2009 totaled $1,704,905 as compared to $1,939,635 in Q2 of 2008, a decrease of 12.1%.  Most of this decrease was driven by the decrease in sales on Perfume.com as noted below.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 97.6% of total revenues in Q2 of 2009, compared to approximately 98.6% of total revenues in Q2 of 2008.

Costs of sales were $1,315,747 in Q2 of 2008 compared to $1,583,067 during Q2 of 2008, a decrease of 16.9%.  This resulted in an overall gross margin in Q2 of 2009 of $389,158, or 22.8% compared to a gross margin of $356,568, or 18.4% in Q2 of 2008.  This significant increase in the overall gross margin in Q2 of 2009 is due to a change in management’s focus regarding product sale prices and discounts on our Perfume.com website as discussed below, as well as the implementation of other income opportunities that require few costs to manage and have a 100% gross margin.

Period over Period Analysis

Total sales in the first two quarters of 2009 have decreased by 8.8% due primarily to a decline in Perfume.com revenues as described below.  The decrease in costs of sales period over period of 12.0% is also consistent with the decline in our eCommerce business.  Overall gross margin in the six months ended June 30, 2009 is 21.8% compared to 19.0% in the same period last year.

Health and Beauty eCommerce Sales

Our Perfume.com sales result from the sale of fragrances, designer skin care and hair care products.  Our results from the six months ended June 30, 2008 include eCommerce monetization of Body.com which ended in early 2008.  Perfume.com accounted for nearly all of our eCommerce sales in 2008 and 2009 and we expect that this will continue in the short term.

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2008.

Quarter Ended	Health and Beauty	Average Daily Sales

March 31, 2008	$1,820,188	$20,002
June 30, 2008	1,912,217	21,013
September 30, 2008	1,934,829	21,031
December 31, 2008	3,604,003	39,174
Fiscal Year 2008 Totals	$9,271,237	$25,331

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
Fiscal Year 2009 Totals	$3,383,349	$18,693

The most recent quarters have presented great challenges for all retailers including eCommerce, due to the worldwide economic downturn.  The industry has seen a decrease in consumer spending on discretionary items.  Such a decrease will likely adversely affect the revenues from Perfume.com over the short-term.

Quarter over Quarter Analysis

Perfume.com revenues decreased 13.0% to $1,663,182 in Q2 of 2009 from $1,912,217 in Q2 of 2008.  Daily sales averaged $18,277 per day in Q2 of 2009 compared to $21,013 per day in Q2 of 2008.  This decrease was in part due to the decline in economic conditions; however it was primarily due to a shift in management’s strategy whereby in 2008 we were focusing on increasing revenues at the detriment to low gross margin ratios.  However, in 2009 we are working towards increasing gross margins by limiting aggressive discounts and implementing slight increases to the sale prices of products on our website.

Perfume.com revenues decreased only 3.3% in Q2 of 2009 over Q1 of 2009.  As noted above, daily sales during Q2 of 2009 averaged $18,277 per day as compared to daily sales of $19,113 in Q1 of 2009.  Management believes that the relatively flat sales in Q2 of 2009 over Q1 of 2009 demonstrate continued strong potential of this business segment, considering the decline in the global economy over the last year and management’s implementation of increased prices for products on our website.  However, there is no certainty that such results can be maintained throughout the rest of the year or continue into the foreseeable future.  Moreover, it is possible that consumer spending on discretionary items will continue to decline as the recession in the U.S., from which we earn the majority of our eCommerce revenues, continues.  Such a decrease may adversely affect our revenues from Perfume.com over the short-term.

Costs of shipping and purchases totaled $1,315,747 in Q2 of 2009 versus $1,583,067 in Q2 of 2008. This produced a gross margin of $347,435 or 20.9% in Q2 of 2009 compared to $329,150 or 17.2% in Q2 of 2008.  Gross profit margins in Q1 of 2009 of $333,548 or 19.4% demonstrate management’s continued effort in increasing gross margins both in dollar value and in percentage point.  Gross profit margin in Q2 of 2009 increased by almost 4 percentage points over Q2 of 2008, and increased by 1.5 percentage points over Q1 of 2009.  Management continues to research and pursue opportunities that may contribute to higher gross margin percentages in the future.    Management anticipates that it will maintain a profit margin of approximately 20% through 2009.  Over the next several quarters, management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should also increase gross margins by the end of 2010.

Period over Period Analysis

Perfume.com revenues decreased 9.4% to $3,383,349 in the six months ended June 30, 2009 from $3,732,405 in the six months ended June 30, 2008.  Daily sales of $18,693 in the first half of 2009 are down from daily sales of $20,508 in the first half of 2008.  This decrease was in part due to the decline in economic conditions; however as management has altered its focus to increasing gross margins from increasing gross revenues, we expect this trend to continue.

Costs of shipping and purchases decreased 11.9% to $2,702,366 in the six months ended June 30, 2009 from $3,068,577 in the same period of 2008.  This resulted in a gross margin during the first half of 2009 of 20.1% compared to 17.8% in the first half of 2008.  During and subsequent to the second quarter of 2009, management has revised our business plan for Perfume.com and is now focused on increasing gross margins and cutting costs.  As a result, although there has been decline in revenues period over period, these changes have provided the Company with healthier gross margins.

Other eCommerce Sales

In Q1 of 2008, we ceased offering goods or services for sale on any of our websites other than Perfume.com and undertook to re-evaluate the business models around which these websites were built.  As a result, these websites generated no revenue after the first quarter of the 2008 fiscal year.  For the remainder of 2009, we will continue to allocate our resources to the development of Perfume.com.

Advertising and Miscellaneous Income

Quarter over Quarter Analysis

In Q2 of 2009, we generated advertising revenues of $22,917 compared to $27,418 in Q2 of 2008, a decrease of 16.4%. Management terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues have decreased every quarter in 2008 and 2009 as a result.  In Q2 of 2008, advertising accounted for 1.4% of total revenues, consistent with 1.3% of total revenues in Q2 of 2009.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as management investigates new monetization opportunities with vendors, and realigns to increase advertising options available on our properties.

In early 2009, we implemented a new cost sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services.  This income is classified as miscellaneous income on our consolidated statements of operations.

Period over Period Analysis

During the 6 months ended June 30, 2009, our advertising revenues were $47,370 compared to $55,254 in the same period of 2008, a decrease of 14.3%.  These revenues accounted for 1.4% of total revenues during the first half of 2009 and 1.5% during the same period in 2008. As noted above, management continues to pursue new opportunities to increase advertising revenues, however we do not expect them to account for a significant portion of our revenue stream.

Domain Name Leases and Sales

There was one outright sale of a domain name in 2008 and sales of two domain names in the first half of 2009. Management continues to evaluate expression of interest from domain name buyers, and continues to search for other domain names that would complement either the advertising or eCommerce businesses.

General and Administrative

Quarter over Quarter Analysis

In Q2 of 2009, we recorded total general and administrative expense of $289,140 or 17.0% of total sales as compared to $691,665 or 35.7% of total sales in Q2 of 2008, a decrease of $402,525 or over 58%. This total includes corporate and eCommerce related general and administrative costs.  Total general and administrative expenses in Q2 of 2009 were 20.9% lower than the $366,510 in Q1 of 2009.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $215,472 have decreased over the amount of $591,170 in Q2 of 2008 by $375,698.  This was primarily due to payments made in Q2 of 2008 relating to investor relations paid both in cash and common stock valued at approximately $228,000.  Other significant expense reductions include $25,000 in meals and entertainment, $33,000 in telephone, $37,000 in rent benefit and approximately $49,000 in legal expenses. In total, these expenses accounted for 12.6% of total revenues in Q2 of 2009, compared to 16.3% in Q1 of 2009 and 30.5% in Q2 of 2008.

Corporate general and administrative costs for Q2 of 2009 have decreased by $70,818, or 24.7%, over Q1 of 2009 due primarily to a decrease in rent benefits of $15,000 and accounting and audit fees of $64,000.  There were expenses related to warrants issued in Q2 of 2008 of $33,000 that did not exist in Q2 of 2009, however there were offsetting increases of $19,000 in legal expenses and over $25,000 in foreign exchange due to higher volatility of foreign exchange rates in the second quarter of 2009.

We anticipate that we may incur additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission (“BCSC”) for companies listed on the OTCBB with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs, which totaled $73,668 in Q2 of 2009, decreased by $26,827 over Q2 of 2008 primarily due to $26,000 in decreased in travel and accommodations costs.  These expenses represented 4.4% of eCommerce sales in Q2 of 2009 compared to 4.7% in Q1 of 2009 and 5.3% in Q2 of 2008.

ECommerce general and administrative expenses in Q2 of 2009 decreased by $6,552, or 8.2%, compared to Q1 of 2009 primarily due to overall cost cutting measures.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and management’s continued focus on growing the eCommerce business throughout 2009.

Period over Period Analysis

In the first six months of 2009, we recorded total general and administrative expense of $655,546 or 19.0% of total sales as compared to $1,388,018 or 36.6% of total sales in the same period of 2008, a decrease of over $732,000, or 53%.  Management has actively curtailed its spending since early 2009, and expects this trend to continue throughout the remainder of the year.

Corporate general and administrative costs in the first half of 2009 of $501,658 have decreased by $616,052, or more than 55.1%, compared to $1,117,710 spent in the same period of 2008.  This was primarily due to payments made relating to investor relations paid both in cash and common stock valued at approximately $228,000.  Other significant expenses reductions include $41,000 in meals and entertainment, $111,000 in travel, $24,000 in telephone and $6,000 in office supplies and miscellaneous due to management’s focus in 2009 on cutting costs as well as the decrease in the number of employees in 2009.  The expenses in the first half of 2009 also decreased by $64,000 in rent benefit and approximately $135,000 in legal expenses due to our addition in 2009 of in-house legal counsel.  In total, these expenses accounted for 14.5% of total revenues in the period ended June 30, 2009, compared to 29.5% in the same period of 2008.

ECommerce general and administrative costs, which totaled $153,888 in the six months ended June 30, 2009, decreased by $116,420, or 43.1%, over the $270,308 expensed in the same period of 2008.  This was primarily due to $105,000 incurred in the first half of 2008 for recruiting costs, and a reduction period over period of $8,000 in travel and accommodations costs related to our Perfume.com business, and a $2,300 reduction in merchant fees as sales have decreased in 2009.  These expenses represented 4.6% of eCommerce sales in the first half of 2009 compared to 7.2% in the same period of 2008.

Management Fees and Employee Salaries

Quarter over Quarter Analysis

In Q2 of 2009, we incurred total management fees and staff salaries of $836,968 compared to $1,007,721 in Q1 of 2009.  This amount includes stock based compensation of $452,487 in Q2 of 2009 and $610,342 in Q1 of 2009.  The management fees and staff salaries expense in these periods also include accrued amounts for special bonuses payable to one member on the management team of $10,427 and $8,919 in Q2 of 2009 and Q1 of 2009 respectively.  Excluding the amounts for bonuses and stock based compensation, normalized management fees and employee salaries expense in Q2 of 2009 was $374,054 and in Q1 of 2009 was $388,460.  This produced a decrease of 3.7% in Q2 of 2009 over Q1 of 2009.  This decrease was primarily due to the fact that we terminated several staff in early 2009.

The normalized expense in Q2 of 2009 decreased by $335,199, or 47.3%, over Q2 of 2008.  The decrease was due to the fact we significantly decreased the number of employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 21.9% of total revenues in Q2 of 2009 versus 22.2% in Q1 of 2009 and 36.6% in Q2 of 2008.  The decreasing trend is a result of lay-offs and other active measures to cut costs.  Given the number and caliber of current staff, management believes that it is reasonable for the Company maintain salaries expense at approximately 20% of total revenues.

Period over Period Analysis

During the six months ended June 30, 2009, we incurred total management fees and staff salaries of $1,844,689 compared to $2,738,808 in the comparative period of 2008, a decrease of 32.7%.  This amount includes stock based compensation of $1,062,830 and $986,879 in the 2009 period and 2008 period respectively.  It also includes accrued amounts for special and performance bonuses payable to management and employees of $19,346 in the first half of 2009 and $348,177 in the first half of 2008.  Excluding these amounts, normalized management fees and employee salaries expense was $762,513 in the first half of 2009 compared to $1,403,752, resulting in a decrease of 45.7% period over period.  This decrease was primarily due to the fact that we terminated several staff in early 2009.

Marketing

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q2 of 2009, we incurred total marketing expenses of $116,567, or 6.8% of total revenues, compared to $113,876, or 6.5% of total revenues in Q1 of 2009, and $150,128, or 7.7% of total revenues, in Q2 of 2008.

Included in this total were corporate marketing expenses of $1,602 in Q2 of 2009, compared to $2,454 in Q1 of 2009, and $20,243 in Q2 of 2008 related to an increase in news releases and public relations last year around repositioning and rebranding our Company.

ECommerce marketing expenses in Q2 of 2009 were $114,965, or 6.9% of eCommerce sales, compared to $111,422, or 6.5% of eCommerce sales in Q1 of 2009 and $129,885 or 6.8% of eCommerce sales in Q2 of 2008.  These expenses have been consistent since mid-2008 due to increased effective email marketing campaigns for Perfume.com.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Period over Period Analysis

During the first half of 2009, we incurred $230,548 in marketing costs, or 6.7% of total revenues, compared to $325,879, or 8.6% of total revenues in the first half of 2008.

Included in this total was $4,161 in corporate marketing expenses in the 2009 period compared to $46,807 in the 2008 period, a decrease of over $42,600 or 91.1%.  This decrease was primarily due to a $38,000 reduction in public relations related to a decrease in news releases in 2009.  Corporate marketing costs in both periods account for a small percentage of total revenues.

ECommerce marketing expenses during the period ended June 30, 2009 were $226,387 compared to $279,072 in the comparative period in 2008.  The decrease of $52,685 or 18.9% period over period was due to a decrease of approximately $30,000 in pay-per-click advertising campaigns and $21,000 in email advertising campaigns during the first half of 2009 compared to the same period in 2008 as management continues to explore cost-effective ways to drive revenues and traffic.  ECommerce marketing costs in the first half of 2009 accounted for 6.6% of eCommerce sales compared to 7.8% in the first half of 2008.  Management believes it is reasonable to expect eCommerce marketing costs to remain under 10% of eCommerce sales.

Our websites’ search rankings currently perform adequately however management believes targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.

Other Expenses

During the first quarter of 2008, we incurred various unusual and one-time costs totaling $629,856.  During Q2 of 2008, we incurred similar restructuring costs including $31,691 in valuation costs relating to the payment of amounts owed to the Company by its subsidiary, DHI, with shares of DHI common stock which were issued in Q1 2008, and $2,000 in some final windup costs related to the FT disposition in late 2007.  Total other expenses for the first two quarters of 2008 were $663,547.

During Q1 of 2009, we incurred various restructuring costs of $264,904 consisting of severance payments to our former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.  There were no such expenses in Q2 of 2009.

Global Cricket Venture

We incurred $227,255 in the first quarter of 2009 and $155,968 in the second quarter of 2009 relating to Global Cricket Venture.  We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments defined by the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.

On March 31, 2009, the Company, GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On the same date, the Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the combined $1 million owed to the BCCI and the IPL at December 31, 2008 was reduced to $500,000, consisting of $125,000 owed to the BCCI and $375,000 owed to the IPL.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV through the Novation Agreement.  During the first quarter of 2009, the Company also accrued the payment of $625,000 that was due to be paid to the BCCI on January 1, 2009.  As a result of the Novation Agreement, the consolidated financial statements for the six months ended June 30, 2009 reflect a gain on settlement of GCV related payments of $250,000.

In August 2009, GCV transferred and assigned to an unrelated third party (“Mauritius”) all of its rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  We have also agreed to sell the cricket.com domain name, along with the website, content, copyrights, trademarks, etc., to a company related to Mauritius for consideration of four equal payments of $250,000.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  These two agreements will result in our full exit out of the Cricket business, pending any obligation we may have to pay to the BCCI and IPL if Mauritius fails to make the assumed payments, and with the exception of interim support services which we have agreed to provide for a period of six months.  The Company cannot determine the financial impact of this transaction at this time.

(e)    Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the internet, “pay-per-click” advertising, selling advertising on media rich websites with relevant content, and the sale or lease of domain name assets. However, during the 2008 fiscal year our revenues were not adequate to support our operations. In order to conserve cash, we paid certain service providers with shares of our common stock during first half of 2009, and we continue to explore opportunities to continue to do so.

As at June 30, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,339,553, compared to a working capital deficiency of $3,199,931 at the fiscal year ended December 31, 2008.  During the three months ended June 30, 2009, we incurred a net loss of $1,407,423 and a decrease in cash of $266,122 compared to a net loss of $2,126,598 and a decrease in cash of $3,007,805 over the three month period ended June 30, 2008.  During the six months ended June 30, 2009, we incurred a net loss of $2,320,887 and a decrease in cash of $1,526,054 compared to a net loss of $4,162,922 and a decrease in cash of $5,477,305 for the same six month period of last year.  From the beginning of the fiscal year to June 30, 2009, we increased our accumulated deficit to $15,098,082 from $12,777,195 and have stockholders’ equity of $861,684.

The net loss in the three and six months ended June 30, 2009 included a $590,973 impairment loss related to the auction software acquired pursuant to the merger with Auctomatic in May 2008.  Refer to Note 8 of our consolidated financial statements.

The decrease in cash for the six month period primarily included cash outlays to pay off some large accounts payable that had been accrued at the December 31, 2008 fiscal year end.  Other payments that were either unusual or non-operational in nature included expenses that were paid during the period related to Global Cricket Venture.

Operating Activities

Operating activities in the six months ended June 30, 2009 resulted in cash outflows of $2,518,778 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $1,062,830, offsetting the performance bonuses accrued in the amount of $216,304, the decrease in accounts payable and accrued liabilities of $785,086, and the gain from the sales and sales-type lease of a domain names of $944,867.  In the six months ended June 30, 2008, cash outflows of $3,472,392 were primarily due to the loss of the period offset by the stock-based compensation expensed during the period of $986,879.

Investing Activities

Investing activities during the six months ended June 30, 2009 generated cash inflows of $1,003,676, primarily due to $1,096,553 in net proceeds received from the sale and sales-type lease of domain names.  During the six months ended June 30, 2008, we generated cash outflows of $1,929,435 primarily due to the cash consideration of $1,533,493 paid in conjunction with the Auctomatic merger, the investment of approximately $176,100 of property and equipment, and $285,000 in website development.

Financing Activities

The effect to financing activities for the six months ended June 30, 2009 and 2008 was the attribution of losses to our non-controlling interest of $10,952 and $75,478, respectively.

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

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We have sold selected domain names in order to address short term liquidity needs.  Two domain names were sold or leased during the first quarter of 2009 for $1.65 million.  In the second quarter of 2009, we sold an additional domain name for proceeds of $400,000.  Subsequent to June 30, 2009, we sold an additional four domain names for over $1.8 million in addition to the agreements that were reached with Mauritius relating to cricket.com.  We believe that these strategic sales of domain names have provided us with the required cash to meet our working capital needs and to provide for general operating capital needs over the next 12 to 18 months.  We also anticipate that we may decide to enter into future sales of domain names if we require further additions to our working capital.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur.

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

We have established a plan to continue our current business operations and overcome our financial difficulties.  We expect to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in our Amendment No. 1 to our Annual Report on Form 10-K.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-Balance Sheet commitments as disclosed in the notes to the interim consolidated financial statements, included in Item 1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss of $1,407,423 for the three months ended and $2,320,887 for the six months ended June 30, 2009 and realized a negative cash flow from operating activities of $618,173 and $2,518,778 for the three months and six months ended June 30, 2009 respectively.  At June 30, 2009, there is an accumulated deficit of $15,098,082 (December 31, 2008 - $12,777,195) and a working capital deficiency of $3,339,553 ($3,199,931 at December 31, 2008).

Our ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from our investors, our ability to raise financing, including being able to issue shares of our common stock to meet our liabilities as they become payable, and the attainment of profitable operations.  The outcome of these matters is dependant on factors outside of our control and cannot be predicted at this time.

Financial statements prepared on a going concern basis assume that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  Our financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiary Delaware, our wholly-owned subsidiary LCM Cricket Ventures, our 98.2% (December 31, 2008 – 98.2%) interest in our subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In the first half of 2009, there were two sales of domain names.  Collectibility of the amounts owing on these sales are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was a sale of one domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  There was one sales-type lease in the first quarter of 2009 that was breached by the buyer during the second quarter of 2009.

Stock-Based Compensation

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

In August 2007, our board of directors approved a Stock Incentive Plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options (“ISO”) to be granted to our employees, and non-qualified stock options to be granted to our employees, officers, directors, consultants, independent contractors and advisors, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of our securities.  Our shareholders approved the Stock Incentive Plan at the 2008 Annual General Meeting.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at June 30, 2009 is recorded at cost of $42,592 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

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

Our intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2009.

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

We assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to June 30, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

(g)    Recent Accounting Pronouncements

FAS 168
In June, 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.  The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009, which, for us, would be the fiscal year beginning January 1, 2010. We are currently assessing the impact of FAS No. 168 on our financial position and results of operations.

FAS 166
In June, 2009, the FASB issued FAS No. 166, Accounting for Transfer of Financial Assets – An Amendment of FASB Statement No. 140. The new standard is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, which, for us, would be the fiscal year beginning January 1, 2010. We are currently assessing the impact of FAS No. 166 on our financial position and results of operations.

FAS 162
In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning ofPresent Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect that this Statement will result in a change in current practice.

Recently Adopted Accounting Pronouncements

FAS 165
In May, 2009, the FASB issued FAS No. 165, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for us, would be the interim period ending June 30, 2009. We do not expect that this Statement will result in a change in current practice.

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

FAS 141R
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

In 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on our financial results. The disclosures required by FAS 157 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 4 of our consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement of our financial statements for the quarter ended March 31, 2009 and our fiscal years ended December 31, 2008 and 2007 (the “Restatement”), our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of December 31, 2008 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes and financial statement disclosure.  These control deficiencies resulted in the Restatement.  The Company is actively working with outside consultants to attempt to remediate these deficiencies.

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

During Q2 of 2009, we issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On April 9, 2009, we issued 27,823 shares of common stock to a law firm, McCormick Legal Advisors LLC, in payment of services that had been rendered to us having a value of $8,625.  The offer and sale of the securities were exempt from the registration requirements of the Securities Act in accordance with Section 4(2).  The offer and sale was not effected through any general solicitation or general advertising and the offeree was an accredited investor.

On June 19, 2009, we issued 45,956 shares of our common stock to each of the two remaining Auctomatic founders pursuant to the Merger Agreement.  The offer and sale of the securities were exempt from the registration requirements of the Securities Act in accordance with Section 4(2).  The offer and sale was not effected through any general solicitation or general advertising and the offerees occupied an insider status relative to us that afforded them effective access to the information registration would otherwise provide.

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

Item 5: Other Information.

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6: Exhibits.

(A)	Index to and Description of Exhibits.

	EXHIBIT	DESCRIPTION
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Principal Financial Officer
	32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: September 21, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board
(Principal Executive Officer)

Dated: September 21, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board
(Principal Financial Officer)