Form 10-K/A
period 2008-12-31
Live Current Media Inc.
filed 2009-10-26
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

On June 18, 2009 we were advised by Ernst & Young, our independent registered public accounting firm, that the audit opinion dated March 24, 2009 on our December 31, 2008 and 2007 consolidated financial statements (the “Original Financial Statements”) could no longer be relied upon.  We were further advised by Ernst & Young that there were errors in the Original Financial Statements.  Based on the foregoing, C. Geoffrey Hampson, our Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  On September 11, 2009 we filed Amendment No. 1 to our Annual Report on Form 10-K, which was originally filed on March 31, 2009 (the “Original Report”) to disclose the restatement of our Original Financial Statements.

On October 7, 2009 we received a letter from the Securities and Exchange Commission relating to Amendment No. 1.  The primary purpose of this amendment (“Amendment No. 2”) is to respond to the comment letter.

In Amendment No. 2, we have revised Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, our consolidated financial statements, to respond to the comments made by the Securities and Exchange Commission.  Aside from indicating in the column totals that the financial statements have been restated, in our consolidated statements of operations we have separated operating expenses from non-operating income (expenses).  We have also indicated that our costs of goods sold exclude depreciation and amortization, and we have reclassified expenses related to Global Cricket Venture.  We have revised Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the changes to our financial statements.  Finally, we have also revised Note 21 to our consolidated financial statements to provide additional disclosure regarding our restated statements of consolidated operations for the 2008 quarterly fiscal periods.

Amendment No. 2 includes information contained in the Original Report, and we have made no attempt in Amendment No. 2 to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in Amendment No. 2 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including Amendment No. 1 and any other amendments to those filings.  The filing of Amendment No. 2 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

i

CONTENTS

		Page

	Forward-Looking Statements	iii

Part II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 8	Financial Statements	39

Part IV

Item 15	Exhibits	39

	Signatures and Certifications	40

ii

Forward Looking Statements

This Amendment No. 2 to the Annual Report on Form 10-K of Live Current Media Inc. (“Live Current”, “the Company”, “we”, “us”, and “our”) for the year ended December 31, 2008 (the “Amendment”) contains “forward-looking” statements.  Certain information contained or incorporated by reference in this Amendment, including the information set forth as to the future financial or operating performance of Live Current, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may” and other similar expressions that indicate future events and trends.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Live Current’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

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

iii

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

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2008:

For the year ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$9,364,833	$-	$9,364,833

COSTS OF SALES (excluding depreciation and amortization as shown below)		7,683,812	-	7,683,812

GROSS PROFIT		1,681,021	-	1,681,021

OPERATING EXPENSES
Amortization and depreciation		253,141	-	253,141
Amortization of website development costs		58,640	-	58,640
Corporate general and administrative	E(i)	2,934,555	(19,521)	2,915,034
ECommerce general and administrative		567,980	-	567,980
Management fees and employee salaries	C(i), C(ii), D, G(ii)	5,719,934	78,794	5,798,728
Corporate marketing		147,842	-	147,842
ECommerce marketing		766,393	-	766,393
Other expenses		708,804	-	708,804
Total Operating Expenses		11,157,289	59,273	11,216,562

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture expenses	H	(1,000,000)	1,000,000	-
Global Cricket Venture payments	H	-	(1,000,000)	(1,000,000)
Gain from sales and sales-type lease of domain names	E(ii)	498,829	(37,408)	461,421
Accretion interest expense		(96,700)	-	(96,700)
Interest and investment income		67,683	-	67,683
Non-controlling interest	B	-	75,478	75,478
Total Non-Operating Income (Expenses)		(530,188)	38,070	(492,118)

NET LOSS BEFORE TAXES		(10,006,456)	(21,203)	(10,027,659)

TAX EXPENSE
Deferred tax recovery	A	-	(40,389)	(40,389)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(10,006,456)	$19,186	$(9,987,270)

BASIC AND DILUTED LOSS PER SHARE		$(0.46)	0.00	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,937,179	-	21,937,179

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

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2007:

Year Ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated

SALES
Health and beauty eCommerce		$8,092,707	$-	$8,092,707
Other eCommerce		485,199	-	485,199
Domain name advertising		449,613	-	449,613
Miscellaneous income	E(iii)	35,810	(35,810)	-
Total Sales		9,063,329	(35,810)	9,027,519

COSTS OF SALES
Health and Beauty eCommerce		6,512,292	-	6,512,292
Other eCommerce		509,181	-	509,181
Total Costs of Sales (excluding depreciation and amortization as shown below)		7,021,473	-	7,021,473

GROSS PROFIT		2,041,856	(35,810)	2,006,046

OPERATING EXPENSES
Amortization and depreciation		29,169	-	29,169
Corporate general and administrative	E(i)	686,921	(63,750)	623,171
ECommerce general and administrative		304,212	-	304,212
Management fees and employee salaries	C(i), D	1,981,051	72,452	2,053,503
ECommerce marketing		817,101	-	817,101
Other expenses		637,730	-	637,730
Total Operating Expenses		4,456,184	8,702	4,464,886

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		119,574	-	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.		276,805	-	276,805
Non-controlling interest	B	-	91,890	91,890
Total Non-Operating Income (Expenses)		396,379	91,890	488,269

NET LOSS AND COMPREHENSIVE LOSS BEFORE TAXES		(2,017,949)	47,378	(1,970,571)

TAX EXPENSE
Deferred tax recovery	A	-	(8,225)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,017,949)	$55,603	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE		$(0.11)	$0.00	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,070,236	-	19,070,236

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

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007, (as restated)
(Expressed in U.S. dollars)

	2008 (As Restated)	2007 (As Restated)

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Miscellaneous income	-	-
Total Sales	9,364,833	9,027,519

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales (excluding depreciation and amortization as shown below)	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,006.046

OPERATING EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs	58,640	-
Corporate general and administrative	2,915,034	623,171
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	5,798,728	2,053,503
Corporate marketing	147,842	-
ECommerce marketing	766,393	817,101
Other expenses	708,804	637,730
Total Operating Expenses	11,216,562	4,464,886

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture payments	(1,000,000)
Gain from sales and sales-type lease of domain names	461,421	-
Accretion interest expense	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.	-	276,805
Non-controlling interest	75,478	91,890

NET LOSS BEFORE TAXES	(10,027,659)	(1,970,571)

TAXES
Deferred tax recovery	(40,389)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(9,987,270)	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

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

Overall, during 2008, G&A expenses of $3,483,014, or 37.2% of total revenues, were incurred compared to $927,383, or 10.3% of total revenues, in 2007, an increase of 275.6%.  This total includes corporate and eCommerce related general and administrative costs.  We expect these expenses to decrease as a percentage of revenue in 2009 as the eCommerce business grows and as a result of our cost cutting measures and the termination of our involvement in cricket related activities.

Corporate general and administrative expenses of $2,915,034 have increased over the 2007 expenses of $623,171 by $2,291,863, or over 367%.  This was primarily due to expenses incurred for investor relations services of approximately $347,000 in cash and common stock valued at approximately $366,000, costs of $381,143 related to our M&A activities that were expensed during the year, and $283,414 in increased rent and overhead due to our new offices, increased telecommunications for new staff and website related hosting costs, and increased travel and office expenses due to increased growth and strategic initiatives.  Corporate general and administrative costs of $397,133 were incurred in activities related to our cricket venture, which the Company terminated in August 2009.  The remainder of the increase in corporate general and administrative expenses was due to increases in legal fees of $267,160 and audit and accounting fees of $208,475 due to increased corporate activity and SEC filings, as well as the purchase of additional insurance policies and increased premium costs which combined was $40,165.  In total, these expenses accounted for 31.1% of total revenues in 2008 and 6.9% of total revenues in 2007.  We are implementing strategies in 2009 to decrease corporate G&A costs as a percentage of revenue in the future, however there is no certainty that our attempts will be successful.

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

Management Fees and Employee Salaries

In 2008, we incurred $5,798,728 in management fees and staff salaries compared to $2,053,503 in 2007.  However, these amounts include items such as stock based compensation expense of $2,162,526 in 2008 and $409,057 in 2007, and bonuses accrued but unpaid of $354,695 in 2008 and $332,713 in 2007.  Excluding these amounts, normalized management fees were $3,281,507 in 2008, representing an increase of 150.2% over normalized management fees of $1,311,733 in 2007.  The addition of a new executive management team in late 2007 and early 2008, acquiring new senior employees through the Auctomatic merger, an expansion of the IT department, and the use of various consultants in our eCommerce business to help scale revenues, all contributed to a larger expense in 2008.  The 2008 expense also included $973,679 in costs related to our involvement with the cricket venture, which we terminated in August of 2009.  Normalized management fees and salaries represented 35.0% of total revenues in 2008 and 14.5% in 2007.  Subsequent to the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were laid off, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  We anticipate maintaining salary expense at approximately 20% of revenues.
Executive compensation in 2008 of $3,411,296 (2007 of $1,453,775) accounted for 58.8% (2007 – 70.1%) of the total management fees and employee salary expense.  Excluding executive compensation, employee salaries increased by 298.1% due to the addition of personnel resources in both the H&B business and administrative support, as well as stock option grants which resulted in stock based compensation expense.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that result in a successful sale.  In the year ended December 31, 2008, total marketing expenses were $914,235, or 9.8% of total revenues, compared to $817,101, or 9.1% of total revenues, in 2007, an 11.9% increase year over year.

Expenses related to corporate activity, which we classify as corporate marketing expenditures, totalled $147,842 for 2008.  These expenses consisted of $105,443 related to our cricket activities, and the remainder was due to costs related to public relations.  There were no such costs in 2007.

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

Global Cricket Venture Expenses

The Company has incurred costs of approximately $1.47 million relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  These costs are related to, but are not limited to, expenditures for business development, product development, travel, consulting, and salaries.  The costs have been reported as $397,133 of corporate general and administrative expenses, $973,679 of management fees and employee salaries, and $105,443 in corporate marketing expenses.  The Company incurred no such costs during the 2007 fiscal year. An additional $1 million owing in aggregate to the BCCI and IPL for the October 1, 2008 minimum payments under the initial MOUs have also been accrued and expensed in 2008.

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

March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$4,905,745	$-	$4,905,745
Accounts receivable (net of allowance for doubtful accounts of nil)		142,220	-	142,220
Prepaid expenses and deposits		165,062	-	165,062
Current portion of receivable from sales-type lease		140,540	-	140,540
Total current assets		5,353,567	-	5,353,567

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred acquisition costs		121,265	-	121,265
Property & equipment		314,600	-	314,600
Website development costs		147,025	-	147,025
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i)	-	66,692	66,692
Total Assets		$7,585,761	$66,692	$7,652,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$1,311,817	$-	$1,311,817
Bonuses payable	(ii), (iii)	-	215,025	215,025
Deferred revenue		19,644	-	19,644
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		1,351,599	215,025	1,566,624

Non-controlling interest	(i)	-	23,972	23,972
Deferred income tax	(v)	-	246,759	246,759
Deferred lease inducements		70,483	-	70,483
Total Liabilities		1,422,082	485,756	1,907,838

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital	(iv)	10,671,119	(57,394)	10,613,725
Accumulated deficit	(i) to (vi)	(4,519,896)	(361,670)	(4,881,566)
Total Stockholders' Equity		6,163,679	(419,064)	5,744,615
Total Liabilities and Stockholders' Equity		$7,585,761	$66,692	$7,652,453

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,848,479	$-	$1,848,479

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,486,062	-	1,486,062

GROSS PROFIT		362,417	-	362,417

OPERATING EXPENSES
Amortization and depreciation		15,266	-	15,266
Corporate general and administrative	(vi)	486,087	63,750	549,837
ECommerce general and administrative		169,813	-	169,813
Management fees and employee salaries	(ii), (iii), (iv)	1,090,671	85,179	1,175,850
Corporate marketing		26,459	-	26,459
ECommerce marketing		149,187	-	149,187
Other expenses		629,856	-	629,856
Total Operating Expenses		2,567,339	148,929	2,716,268

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		42,498	-	42,498
Non-controlling interest	(i)	-	51,506	51,506
Total Non-Operating Income (Expenses)		210,704	51,506	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

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

June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$1,897,940	$-	$1,897,940
Accounts receivable (net of allowance for doubtful accounts of nil)		131,898	-	131,898
AR from GCV		733,539	-	733,539
Prepaid expenses and deposits		310,726	-	310,726
Current portion of receivable from sales-type lease		98,378	-	98,378
Total current assets		3,172,481	-	3,172,481

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Property & equipment		1,225,440	-	1,225,440
Website development costs		276,030	-	276,030
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i), (ii), (iii)	2,417,296	177,438	2,594,734
Total Assets		$8,740,551	$177,438	$8,917,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$1,518,222	$-	$1,518,222
Bonuses payable	(i), (ii), (v), (vi)	333,442	340,276	673,718
Due to shareholders of Auctomatic		781,117	-	781,117
Deferred revenue		15,787	-	15,787
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		2,668,706	340,276	3,008,982

Non-controlling interest		-	-	-
Deferred income tax	(i)	-	246,759	246,759
Deferred lease inducements		65,449	-	65,449
Total Liabilities		2,734,155	587,035	3,321,190

STOCKHOLDERS' EQUITY
Common Stock		13,087	-	13,087
Additional paid-in capital	(i), (iii), (iv), (vii)	12,483,794	52,765	12,536,559
Accumulated deficit	(i) to (vii)	(6,490,485)	(462,362)	(6,952,847)
Total Stockholders' Equity		6,006,396	(409,597)	5,596,799
Total Liabilities and Stockholders' Equity		$8,740,551	$177,438	$8,917,989

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,935,454	$-	$1,935,454

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,578,886	-	1,578,886

GROSS PROFIT		356,568	-	356,568

OPERATING EXPENSES
Amortization and depreciation		43,888	-	43,888
Corporate general and administrative		591,169	-	591,169
ECommerce general and administrative		100,495	-	100,495
Management fees and employee salaries	(iv), (v), (vi), (vii)	1,479,782	124,664	1,604,446
Corporate marketing		20,243	-	20,243
ECommerce marketing		129,885	-	129,885
Other expenses		33,691	-	33,691
Total Operating Expenses		2,399,153	124,664	2,523,817

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Non-controlling interest	(i), (ii)	-	23,972	23,972
Total Non-Operating Income (Expenses)		16,680	23,972	40,652

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,692)	$(2,126,597)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$3,783,933	$-	$3,783,933

COSTS OF SALES (excluding depreciation and amortization as shown below)		3,064,948	-	3,064,948

GROSS PROFIT		718,985	-	718,985

OPERATING EXPENSES
Amortization and depreciation		59,154	-	59,154
Corporate general and administrative	(i)	1,039,065	63,750	1,102,815
ECommerce general and administrative		270,308	-	270,308
Management fees and employee salaries	(iv), (v), (vi), (vii)	2,553,328	209,843	2,763,171
Corporate marketing		46,702	-	46,702
ECommerce marketing		279,072	-	279,072
Other expenses		663,547	-	663,547
Total Operating Expenses		4,911,176	273,593	5,184,769

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Non-controlling interest	(i), (ii)	-	75,478	75,478
Total Non-Operating Income (Expenses)		227,384	75,478	302,862

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

BASIC AND DILUTED LOSS PER SHARE		$(0.19)	(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

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

September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$802,744	$-	$802,744
Accounts receivable (net of allowance for doubtful accounts of nil)		67,577	-	67,577
Prepaid expenses and deposits		101,042	-	101,042
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		994,786	-	994,786

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred financing costs		106,055	-	106,055
Deferred acquisition costs		320,264	-	320,264
Property & equipment		1,135,130	-	1,135,130
Website development costs		351,199	-	351,199
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i)	2,428,602	177,438	2,606,040
Total Assets		$6,985,340	$177,438	$7,162,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$2,004,416	$-	$2,004,416
Bonuses payable	(i), (iii), (iv)	489,960	449,096	939,056
Due to shareholders of Auctomatic		749,699	-	749,699
Deferred revenue		12,371	-	12,371
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		3,276,584	449,096	3,725,680

Deferred income tax	(i)	-	246,759	246,759
Deferred lease inducements		60,414	-	60,414
Total Liabilities		3,336,998	695,855	4,032,853

STOCKHOLDERS' EQUITY
Common Stock		13,150	-	13,150
Additional paid-in capital	(i), (ii), (v)	13,175,885	150,502	13,326,387
Accumulated deficit	(i) to (v)	(9,540,693)	(668,919)	(10,209,612)
Total Stockholders' Equity		3,648,342	(518,417)	3,129,925
Total Liabilities and Stockholders' Equity		$6,985,340	$177,438	$7,162,778

For the quarter ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,954,684	$-	$1,954,684

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,602,249	-	1,602,249

GROSS PROFIT		352,435	-	352,435

OPERATING EXPENSES
Amortization and depreciation		96,707	-	96,707
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative		1,014,145	-	1,014,145
ECommerce general and administrative		114,973	-	114,973
Management fees and employee salaries	(ii), (iii), (iv), (v)	1,964,479	206,557	2,171,036
Corporate marketing		14,449	-	14,449
ECommerce marketing		99,412	-	99,412
Other expenses		20,000	-	20,000
Total Operating Expenses		3,353,308	206,557	3,559,865

NON-OPERATING INCOME (EXPENSES)
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		7,266	-	7,266
Total Non-Operating Income (Expenses)		(49,334)	-	(49,334)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

BASIC AND DILUTED LOSS PER SHARE		$(0.14)	(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$5,738,616	$-	$5,738,616

COSTS OF SALES (excluding depreciation and amortization as shown below)		4,667,197	-	4,667,197

GROSS PROFIT		1,071,419	-	1,071,419

OPERATING EXPENSES
Amortization and depreciation		155,861	-	155,861
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative	(i)	2,053,210	63,750	2,116,960
ECommerce general and administrative		385,281	-	385,281
Management fees and employee salaries	(ii), (iii), (iv), (v)	4,517,807	416,400	4,934,207
Corporate marketing		61,151	-	61,151
ECommerce marketing		378,484	-	378,484
Other expenses		683,547	-	683,547
Total Operating Expenses		8,264,484	480,150	8,744,634

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		66,444	-	66,444
Non-controlling interest	(i)	-	75,478	75,478
Total Non-Operating Income (Expenses)		178,050	75,478	253,528

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

BASIC AND DILUTED LOSS PER SHARE		$(0.32)	(0.02)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

(i)	Refer to carry forward effects of the prior quarter.

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

Item 8.      Financial Statements.

The Company's Amended and Restated Consolidated Financial Statements for the years ended December 31, 2008 and 2007 are listed in this report on page F-1.

Item 15.    Exhibits

EXHIBIT INDEX
Number	Description

31	Certification Pursuant to Rule 13a-14(a)/15d-14(a) - Chief Executive Officer and Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

By:	/s/ C. Geoffrey Hampson
Name: C. Geoffrey Hampson
Title: Chief Executive Officer, Principal Financial Officer and Chairman
Dated: October 26, 2009

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

Vancouver, Canada	/s/ Ernst & Young LLP
September 10, 2009	Chartered Accountants

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)
As restated - Note 2

As at December 31	2008	2007
	(As Restated)	(As Restated)
ASSETS
Current
Cash and cash equivalents	$1,832,520	$7,375,245
Accounts receivable (net of allowance for doubtful accounts of nil)	93,582	138,930
Prepaid expenses and deposits	109,543	246,174
Inventory	74,082	-
Current portion of receivable from sales-type lease (Note 12)	23,423	-
Total current assets	2,133,150	7,760,349

Long-term portion of receivable from sales-type lease (Note 12)	23,423	-
Property & equipment (Note 8)	1,042,851	175,797
Website development costs (Note 9)	355,391	-
Intangible assets	1,587,463	1,645,061
Goodwill (Note 7)	2,606,040	-
Total Assets	$7,748,318	$9,581,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$3,047,993	$1,451,679
Amounts payable to the BCCI and IPL (Note 6)	1,000,000	-
Bonuses payable	354,695	332,713
Due to shareholders of Auctomatic (Note 7)	789,799	-
Deferred revenue	120,456	53,079
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	5,333,081	1,857,609

Non-controlling interest (Note 5)	-	8,786
Deferred income tax (Note 14)	206,370	246,759
Warrants (Note 11e)	157,895	-
Deferred lease inducements (Note 10)	55,380	75,518
Total Liabilities	5,752,726	2,188,672

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

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
As restated - Note 2

Years Ended December 31	2008	2007
	(As Restated)	(As Restated)

SALES
Health and beauty eCommerce	$9,271,237	$8,092,707
Other eCommerce	455	485,199
Domain name advertising	93,141	449,613
Total Sales	9,364,833	9,027,519

COSTS OF SALES
Health and Beauty eCommerce	7,683,432	6,512,292
Other eCommerce	380	509,181
Total Costs of Sales (excluding depreciation and amortization as shown below)	7,683,812	7,021,473

GROSS PROFIT	1,681,021	2,006,046

OPERATING EXPENSES
Amortization and depreciation	253,141	29,169
Amortization of website development costs (Note 9)	58,640	-
Corporate general and administrative	2,915,034	623,171
ECommerce general and administrative	567,980	304,212
Management fees and employee salaries	5,798,728	2,053,503
Corporate marketing	147,842	-
ECommerce marketing	766,393	817,101
Other expenses (Note 13)	708,804	637,730
Total Operating Expenses	11,216,562	4,464,886

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture payments (Note 6)	(1,000,000)	-
Gain from sales and sales-type lease of domain names (Note 12)	461,421	-
Accretion interest expense (Note 7)	(96,700)	-
Interest and investment income	67,683	119,574
Gain on disposal of Frequenttraveler.com Inc. (Note 5)	-	276,805
Non-controlling interest (Note 5)	75,478	91,890
Total Non-Operating Income (Expenses)	(492,118)	488,269

NET LOSS BEFORE TAXES	(10,027,659)	(1,970,571)

TAXES
Deferred tax recovery (Note 14)	(40,389)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(9,987,270)	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.46)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,937,179	19,070,236

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars
As restated - Note 2

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2006 (as originally stated)	17,836,339	$8,846	$3,605,579	$(507,729)	$3,106,696
Adjustment to opening accumulated deficit (Note 2)	-	-	-	(319,850)	(319,850)
Balance, December 31, 2006 (as restated)	17,836,339	8,846	3,605,579	(827,579)	2,786,846
Issuance of 60,284 common shares at $0.98 per share in lieu of accrued bonuses to officers	60,284	60	59,018		59,078
Issuance of 1,000,000 common shares at $1.00 per share to CEO	1,000,000	1,000	999,000		1,000,000
Private Placement of 2,550,000 common shares at $2.00 per share	2,550,000	2,550	5,097,450		5,100,000
Share issue costs	-		(100)		(100)
Stock-based compensation (Note 11d)	-		409,057		409,057
Net loss and comprehensive loss	-			(1,962,346)	(1,962,346)
Balance, December 31, 2007 (as restated)	21,446,623	12,456	10,170,004	(2,789,925)	7,392,535
Stock-based compensation (Note 11d)	-	-	2,162,526		2,162,526
Issuance of 586,403 common shares per the merger agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)	-	-	45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880
Share issue costs (Note 11b)	-	-	(86,803)		(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)
Balance, December 31, 2008 (as restated)	23,546,370	$14,855	$14,757,932	$(12,777,195)	$1,995,592
See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
As restated - Note 2

Years Ended December 31	2008	2007
	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net loss for the period	$(9,987,270)	$(1,962,346)
Non-cash items included in net loss:
Deferred tax recovery	(40,389)	(8,225)
Non-controlling interest	(75,478)	(91,890)
Gain from sales and sales-type lease of domain names	(461,421)	-
Accretion interest expense	96,700	-
Stock-based compensation	2,162,526	409,057
Warrants issued	45,500	-
Issuance of common stock for services (Note 11b)	303,859	-
Extinguishment of debt by issuance of common stock (Note 11b)	16,500	-
Amortization and depreciation	291,643	24,135
Issuance of common stock for bonuses (Note 11b)	-	59,078
Change in operating assets and liabilities:
Accounts receivable	45,348	(81,914)
Prepaid expenses and deposits	136,631	(246,174)
Inventory	(74,082)	-
Accounts payable and accrued liabilities	1,596,314	459,824
Amounts payable to the BCCI and IPL	1,000,000	-
Bonuses payable	21,982	332,713
Deferred revenue	67,377	53,079
Deferred lease inducements	-	100,690
Cash flows used in operating activities	(4,854,260)	(951,973)

INVESTING ACTIVITIES
Proceeds from disposal of available for sale securities	-	261,912
Net proceeds from sale of domain name	369,041	-
Net proceeds from sales-type lease of domain name	140,540	-
Cash consideration for Auctomatic (Note 7)	(1,530,047)	-
Purchases of property & equipment	(187,532)	(159,934)
Website development costs (Note 9)	(451,439)	-
Cash flows used in (from) investing activities	(1,659,437)	101,978

FINANCING ACTIVITIES
Proceeds from restricted cash	-	20,000
Proceeds from sale of common stock (net of share issue costs)	970,972	6,099,900
Cash flows from financing activities	970,972	6,119,900

Net increase (decrease) in cash and cash equivalents	(5,542,725)	5,269,905

Cash and cash equivalents, beginning of year	7,375,245	2,105,340
Cash and cash equivalents, end of year	$1,832,520	$7,375,245

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION
	2008	2007
Cash paid during the year for:
Interest	$-	$-
Income taxes	$6,944	$-

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
For the year ended December 31, 2008
As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2008:

For the year ended December 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$9,364,833	$-	$9,364,833

COSTS OF SALES (excluding depreciation and amortization as shown below)		7,683,812	-	7,683,812

GROSS PROFIT		1,681,021	-	1,681,021

OPERATING EXPENSES
Amortization and depreciation		253,141	-	253,141
Amortization of website development costs		58,640	-	58,640
Corporate general and administrative	E(i)	2,934,555	(19,521)	2,915,034
ECommerce general and administrative		567,980	-	567,980
Management fees and employee salaries	C(i), C(ii), D, G(ii)	5,719,934	78,794	5,798,728
Corporate marketing		147,842	-	147,842
ECommerce marketing		766,393	-	766,393
Other expenses		708,804	-	708,804
Total Operating Expenses		11,157,289	59,273	11,216,562

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture expenses	H	(1,000,000)	1,000,000	-
Global Cricket Venture payments	H	-	(1,000,000)	(1,000,000)
Gain from sales and sales-type lease of domain names	E(ii)	498,829	(37,408)	461,421
Accretion interest expense		(96,700)	-	(96,700)
Interest and investment income		67,683	-	67,683
Non-controlling interest	B	-	75,478	75,478
Total Non-Operating Income (Expenses)		(530,188)	38,070	(492,118)

NET LOSS BEFORE TAXES		(10,006,456)	(21,203)	(10,027,659)

TAX EXPENSE
Deferred tax recovery	A	-	(40,389)	(40,389)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(10,006,456)	$19,186	$(9,987,270)

BASIC AND DILUTED LOSS PER SHARE		$(0.46)	0.00	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,937,179	-	21,937,179

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
For the year ended December 31, 2008
As restated – Note 2

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of December 31, 2007:

Year Ended December 31, 2007	Reference	As previously reported	Restatement adjustment	As restated

SALES
Health and beauty eCommerce		$8,092,707	$-	$8,092,707
Other eCommerce		485,199	-	485,199
Domain name advertising		449,613	-	449,613
Miscellaneous income	E(iii)	35,810	(35,810)	-
Total Sales		9,063,329	(35,810)	9,027,519

COSTS OF SALES
Health and Beauty eCommerce		6,512,292	-	6,512,292
Other eCommerce		509,181	-	509,181
Total Costs of Sales (excluding depreciation and amortization as shown below)		7,021,473	-	7,021,473

GROSS PROFIT		2,041,856	(35,810)	2,006,046

OPERATING EXPENSES
Amortization and depreciation		29,169	-	29,169
Corporate general and administrative	E(i)	686,921	(63,750)	623,171
ECommerce general and administrative		304,212	-	304,212
Management fees and employee salaries	C(i), D	1,981,051	72,452	2,053,503
ECommerce marketing		817,101	-	817,101
Other expenses		637,730	-	637,730
Total Operating Expenses		4,456,184	8,702	4,464,886

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		119,574	-	119,574
Gain on disposal of subsidiary of Frequenttraveler.com Inc.		276,805	-	276,805
Non-controlling interest	B	-	91,890	91,890
Total Non-Operating Income (Expenses)		396,379	91,890	488,269

NET LOSS AND COMPREHENSIVE LOSS BEFORE TAXES		(2,017,949)	47,378	(1,970,571)

TAX EXPENSE
Deferred tax recovery	A	-	(8,225)	(8,225)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,017,949)	$55,603	$(1,962,346)

BASIC AND DILUTED LOSS PER SHARE		$(0.11)	$0.00	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,070,236	-	19,070,236

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

During 2008, the Company incurred $1.47 million in furtherance of this plan; costs that have been included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  There were no such costs in any period of 2007.  The Company also incurred $1 million of liabilities in aggregate to the BCCI and IPL in respect of exclusive online content rights agreements.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 8 – PROPERTY & EQUIPMENT

2008 (as Restated)	Cost	Accumulated Amortization	Net Book Value

Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

2007 (as Restated)	Cost	Accumulated Amortization	Net Book Value

Office Furniture and Equipment	$28.644	$14,159	$14,485
Computer Equipment	70,095	37,031	33,064
Leasehold Improvements	142,498	14,250	128,248
	$241,237	$65,440	$175,797

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

	2008 (As Restated)	2007 (As Restated)
Website Development Costs	$405,001	$-
Less: Amortization	(49,610)	-
	$355,391	$-

During the year, the Company capitalized website development costs of $451,439.  The Company expensed website development costs of $46,438 and corresponding accumulated amortization of $9,030 related to a domain name that was sold on December 31, 2008. The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	2008 (As Restated)	2007 (As Restated)
Deferred Lease Inducements	$75,518	$95,656
Less: Current Portion	(20,138)	(20,138
	$55,380	$75,518

NOTE 11 – COMMON STOCK

a)	Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)	Issued

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 11 – COMMON STOCK (continued)

d)	Stock Options

The assumptions used in the pricing model include:

	2008 (As Restated)	2007 (As Restated)
Dividend yield	0%	0%
Expected volatility	64.86%-75.68%	118.02%
Risk free interest rate	1.62% - 3.07%	3.97% - 4.05%
Expected lives	3.375 years	3.375 years

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
For the year ended December 31, 2008
As restated – Note 2

NOTE 14 – INCOME TAXES (continued)

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	2008 (As Restated)	2007 (As Restated)
Income (Loss) before income taxes	$(10,027,659)	$(1,970,571)
Combined corporate tax rate	35.0%	34.1%
Expected corporate tax recovery (expense)	3,509,681	672,359

Effective foreign tax rate adjustment	(158,651)	-

Increase (decrease) resulting from:
Non-taxable gain on disposal	-	146,937
Effect of tax rate changes	(129,720)	(195,193)
Reduction in future tax benefits related to Auctomatic	(219,980)	-
Reduction in future tax benefits related to intangible assets	(91,309)	-
Non-taxable portion of domain name sales	143,041	-
Stock based compensation	(701,983)	(139,570)
Non-deductible items and other	(176,776)	7,735
Exchange adjustment to foreign denominated future tax assets	(71,806)	199,870
Change in valuation allowance due to disposal of subsidiary	-	(271,460)
Change in valuation allowance	(2,102,497)	(420,678)

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2008 (As Restated)	2007 (As Restated)
Deferred income tax assets:
Operating losses available for future periods	$3,056,863	$752,303
Property and equipment in excess of net book value	-	477,792
Other differences	24,134	-
	3,080,997	1,230,095
Deferred income tax liabilities
Property and equipment in excess of net book value	(28,325)	-
Indefinite life intangible assets	(206,370)	(246,759)
Other differences	-	(279,920)

	2,846,302	703,416
Valuation allowance	(3,052,672)	(950,175)

Net deferred income tax liability	$(206,370)	$(246,759)

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

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2008 (as restated)

	Advertising	eCommerce	eCommerce	Total
	& Other	Products	Services
	$	$	$	$
Revenue	93,140	9,271,693	-	9,364,833
Segment Loss	(4,314,433)	(5,221,108)	-	(9,535,541)

As at December 31, 2008	$	$	$	$
Total Assets	1,665,723	6,082,595	-	7,748,318
Intangible Assets	1,398,417	189,046	-	1,587,463

For the year ended December 31, 2007 (as restated)

	Advertising	eCommerce	eCommerce	Total
	& Other	Products	Services
	$	$	$	$
Revenue	449,613	8,097,315	480,591	9,027,519
Segment Loss	(644,647)	(1,644,685)	(169,508)	(2,458,840)

As at December 31, 2007	$	$	$ $	$
Total Assets	1,384,718	8,196,489	-	9,581,207
Intangible Assets	1,384,718	260,343	-	1,645,061

The reconciliation of the segment profit to net loss before taxes as reported in the consolidated financial statements is as follows:

	2008	2007
	(As Restated)	(As Restated)
Segment Loss	$(9,535,541)	$(2,458,840)
Non-Operating (Income) and Expenses
Global Cricket Venture payments	(1,000,000)
Gains from sales and sales-type lease of domain names	461,421	-
Accretion expense	(96,700)	-
Interest and investment income	67,683	119,574
Non-controlling interest	75,478	91,890
Gain on Disposal of Investment of FrequentTraveler.com Inc.		276,805
Net loss and comprehensive loss before taxes for the year	$(10,027,659)	$(1,970,571)

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

On September 1, a total of 75,000 stock options were granted to two of its corporate directors at an exercise price of $0.22 per share.

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

March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$4,905,745	$-	$4,905,745
Accounts receivable (net of allowance for doubtful accounts of nil)		142,220	-	142,220
Prepaid expenses and deposits		165,062	-	165,062
Current portion of receivable from sales-type lease		140,540	-	140,540
Total current assets		5,353,567	-	5,353,567

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred acquisition costs		121,265	-	121,265
Property & equipment		314,600	-	314,600
Website development costs		147,025	-	147,025
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i)	-	66,692	66,692
Total Assets		$7,585,761	$66,692	$7,652,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$1,311,817	$-	$1,311,817
Bonuses payable	(ii), (iii)	-	215,025	215,025
Deferred revenue		19,644	-	19,644
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		1,351,599	215,025	1,566,624

Non-controlling interest	(i)	-	23,972	23,972
Deferred income tax	(v)	-	246,759	246,759
Deferred lease inducements		70,483	-	70,483
Total Liabilities		1,422,082	485,756	1,907,838

STOCKHOLDERS' EQUITY
Common Stock		12,456	-	12,456
Additional paid-in capital	(iv)	10,671,119	(57,394)	10,613,725
Accumulated deficit	(i) to (vi)	(4,519,896)	(361,670)	(4,881,566)
Total Stockholders' Equity		6,163,679	(419,064)	5,744,615
Total Liabilities and Stockholders' Equity		$7,585,761	$66,692	$7,652,453

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,848,479	$-	$1,848,479

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,486,062	-	1,486,062

GROSS PROFIT		362,417	-	362,417

OPERATING EXPENSES
Amortization and depreciation		15,266	-	15,266
Corporate general and administrative	(vi)	486,087	63,750	549,837
ECommerce general and administrative		169,813	-	169,813
Management fees and employee salaries	(ii), (iii), (iv)	1,090,671	85,179	1,175,850
Corporate marketing		26,459	-	26,459
ECommerce marketing		149,187	-	149,187
Other expenses		629,856	-	629,856
Total Operating Expenses		2,567,339	148,929	2,716,268

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		42,498	-	42,498
Non-controlling interest	(i)	-	51,506	51,506
Total Non-Operating Income (Expenses)		210,704	51,506	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

ASSETS
Current
Cash and cash equivalents		$1,897,940	$-	$1,897,940
Accounts receivable (net of allowance for doubtful accounts of nil)		131,898	-	131,898
AR from GCV		733,539	-	733,539
Prepaid expenses and deposits		310,726	-	310,726
Current portion of receivable from sales-type lease		98,378	-	98,378
Total current assets		3,172,481	-	3,172,481

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Property & equipment		1,225,440	-	1,225,440
Website development costs		276,030	-	276,030
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i), (ii), (iii)	2,417,296	177,438	2,594,734
Total Assets		$8,740,551	$177,438	$8,917,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$1,518,222	$-	$1,518,222
Bonuses payable	(i), (ii), (v), (vi)	333,442	340,276	673,718
Due to shareholders of Auctomatic		781,117	-	781,117
Deferred revenue		15,787	-	15,787
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		2,668,706	340,276	3,008,982

Non-controlling interest		-	-	-
Deferred income tax	(i)	-	246,759	246,759
Deferred lease inducements		65,449	-	65,449
Total Liabilities		2,734,155	587,035	3,321,190

STOCKHOLDERS' EQUITY
Common Stock		13,087	-	13,087
Additional paid-in capital	(i), (iii), (iv), (vii)	12,483,794	52,765	12,536,559
Accumulated deficit	(i) to (vii)	(6,490,485)	(462,362)	(6,952,847)
Total Stockholders' Equity		6,006,396	(409,597)	5,596,799
Total Liabilities and Stockholders' Equity		$8,740,551	$177,438	$8,917,989

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,935,454	$-	$1,935,454

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,578,886	-	1,578,886

GROSS PROFIT		356,568	-	356,568

OPERATING EXPENSES
Amortization and depreciation		43,888	-	43,888
Corporate general and administrative		591,169	-	591,169
ECommerce general and administrative		100,495	-	100,495
Management fees and employee salaries	(iv), (v), (vi), (vii)	1,479,782	124,664	1,604,446
Corporate marketing		20,243	-	20,243
ECommerce marketing		129,885	-	129,885
Other expenses		33,691	-	33,691
Total Operating Expenses		2,399,153	124,664	2,523,817

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Non-controlling interest	(i), (ii)	-	23,972	23,972
Total Non-Operating Income (Expenses)		16,680	23,972	40,652

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,692)	$(2,126,597)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$3,783,933	$-	$3,783,933

COSTS OF SALES (excluding depreciation and amortization as shown below)		3,064,948	-	3,064,948

GROSS PROFIT		718,985	-	718,985

OPERATING EXPENSES
Amortization and depreciation		59,154	-	59,154
Corporate general and administrative	(i)	1,039,065	63,750	1,102,815
ECommerce general and administrative		270,308	-	270,308
Management fees and employee salaries	(iv), (v), (vi), (vii)	2,553,328	209,843	2,763,171
Corporate marketing		46,702	-	46,702
ECommerce marketing		279,072	-	279,072
Other expenses		663,547	-	663,547
Total Operating Expenses		4,911,176	273,593	5,184,769

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Non-controlling interest	(i), (ii)	-	75,478	75,478
Total Non-Operating Income (Expenses)		227,384	75,478	302,862

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

BASIC AND DILUTED LOSS PER SHARE		$(0.19)	(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		20,832,026	-	20,832,026

(i)	Refer to carry forward effects of the prior quarter.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

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

September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
ASSETS
Current
Cash and cash equivalents		$802,744	$-	$802,744
Accounts receivable (net of allowance for doubtful accounts of nil)		67,577	-	67,577
Prepaid expenses and deposits		101,042	-	101,042
Current portion of receivable from sales-type lease		23,423	-	23,423
Total current assets		994,786	-	994,786

Long-term portion of receivable from sales-type lease		23,423	-	23,423
Deferred financing costs		106,055	-	106,055
Deferred acquisition costs		320,264	-	320,264
Property & equipment		1,135,130	-	1,135,130
Website development costs		351,199	-	351,199
Intangible assets		1,625,881	-	1,625,881
Goodwill	(i)	2,428,602	177,438	2,606,040
Total Assets		$6,985,340	$177,438	$7,162,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$2,004,416	$-	$2,004,416
Bonuses payable	(i), (iii), (iv)	489,960	449,096	939,056
Due to shareholders of Auctomatic		749,699	-	749,699
Deferred revenue		12,371	-	12,371
Current portion of deferred lease inducements		20,138	-	20,138
Total current liabilities		3,276,584	449,096	3,725,680

Deferred income tax	(i)	-	246,759	246,759
Deferred lease inducements		60,414	-	60,414
Total Liabilities		3,336,998	695,855	4,032,853

STOCKHOLDERS' EQUITY
Common Stock		13,150	-	13,150
Additional paid-in capital	(i), (ii), (v)	13,175,885	150,502	13,326,387
Accumulated deficit	(i) to (v)	(9,540,693)	(668,919)	(10,209,612)
Total Stockholders' Equity		3,648,342	(518,417)	3,129,925
Total Liabilities and Stockholders' Equity		$6,985,340	$177,438	$7,162,778

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the quarter ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,954,684	$-	$1,954,684

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,602,249	-	1,602,249

GROSS PROFIT		352,435	-	352,435

OPERATING EXPENSES
Amortization and depreciation		96,707	-	96,707
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative		1,014,145	-	1,014,145
ECommerce general and administrative		114,973	-	114,973
Management fees and employee salaries	(ii), (iii), (iv), (v)	1,964,479	206,557	2,171,036
Corporate marketing		14,449	-	14,449
ECommerce marketing		99,412	-	99,412
Other expenses		20,000	-	20,000
Total Operating Expenses		3,353,308	206,557	3,559,865

NON-OPERATING INCOME (EXPENSES)
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		7,266	-	7,266
Total Non-Operating Income (Expenses)		(49,334)	-	(49,334)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

BASIC AND DILUTED LOSS PER SHARE		$(0.14)	(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$5,738,616	$-	$5,738,616

COSTS OF SALES (excluding depreciation and amortization as shown below)		4,667,197	-	4,667,197

GROSS PROFIT		1,071,419	-	1,071,419

OPERATING EXPENSES
Amortization and depreciation		155,861	-	155,861
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative	(i)	2,053,210	63,750	2,116,960
ECommerce general and administrative		385,281	-	385,281
Management fees and employee salaries	(ii), (iii), (iv), (v)	4,517,807	416,400	4,934,207
Corporate marketing		61,151	-	61,151
ECommerce marketing		378,484	-	378,484
Other expenses		683,547	-	683,547
Total Operating Expenses		8,264,484	480,150	8,744,634

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		66,444	-	66,444
Non-controlling interest	(i)	-	75,478	75,478
Total Non-Operating Income (Expenses)		178,050	75,478	253,528

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

BASIC AND DILUTED LOSS PER SHARE		$(0.32)	(0.02)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		21,625,005	-	21,625,005

(i)	Refer to carry forward effects of the prior quarter.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Amended and Restated Consolidated Financial Statements
For the year ended December 31, 2008
As restated – Note 2

NOTE 21 – RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(v)
The Company revised its estimates relating to the estimated life of its granted stock options.  The revised estimated life of 3.375 years resulted in a decrease to its stock based compensation expense of $6,514 and a corresponding decrease to Additional paid-in capital.