Form 10-Q/A
period 2009-03-31
Live Current Media Inc.
filed 2009-10-26
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2

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

 LIVE CURRENT MEDIA INC.
AMENDMENT NO. 2 TO FORM 10-Q
QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

		Page

PART I.	Financial Information

Item 1.	Unaudited Financial Statements	5

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	6
	Consolidated Statements of Operations for the periods ended March 31, 2009 and March 31, 2008	7
	Consolidated Statement of Stockholders’ Equity for the periods ended March 31, 2009 and December 31, 2008	8
	Consolidated Statements of Cash Flows for the periods ended March 31, 2009 and March 31, 2008	9
	Notes to the Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42

PART II

Item 6	Exhibits	68

Signatures		69

Certifications

EXPLANATORY NOTE

On June 18, 2009 we were advised by Ernst & Young, our independent registered public accounting firm, that there were errors in our March 31, 2009 consolidated financial statements (the “Original Financial Statements”).  Based on the foregoing, C. Geoffrey Hampson, our Chief Executive Officer and Chief Financial Officer, concluded that the Original Financial Statements should no longer be relied upon.  On September 17, 2009 we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the 3 months ended March 31, 2009, which was originally filed on May 15, 2009 (the “Original Report”) to disclose the restatement of our Original Financial Statements.

On October 7, 2009 we received a letter from the Securities and Exchange Commission relating to Amendment No. 1.  The primary purpose of this amendment (“Amendment No. 2”) is to respond to the comment letter.

In Amendment No. 2, we have revised the presentation of our financial statements to respond to the comments made by the Securities and Exchange Commission. Aside from indicating in the column totals that the financial statements have been restated, in our consolidated statements of operations we have separated operating expenses from non-operating income (expenses).  We have also indicated that our costs of goods sold exclude depreciation and amortization, and we have reclassified expenses related to Global Cricket Venture.  We have revised the discussion at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to reflect the changes to our financial statements.

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

NOTES TO THE AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)
As restated - Note 2

	March 31, 2009	December 31, 2008
	(As Restated)	(As Restated)
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$572,588	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	100,035	93,582
Prepaid expenses and deposits	92,145	109,543
Inventory	47,421	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	835,612	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	947,389	1,042,851
Website development costs (Note 9)	348,061	355,391
Intangible assets	1,557,267	1,587,463
Goodwill (Notes 5 and 7)	2,606,040	2,606,040
Total Assets	$6,294,369	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,172,350	$3,047,993
Amounts payable to the BCCI and IPL (Note 6)	750,000	1,000,000
Bonuses payable	127,964	354,695
Due to shareholders of Auctomatic (Note 7)	829,799	789,799
Deferred revenue	78,696	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	3,978,947	5,333,081

Deferred income tax (Note 14)	206,370	206,370
Warrants (Note 11e)	242,704	157,895
Deferred lease inducements (Note 10)	50,345	55,380
Total Liabilities	4,478,366	5,752,726

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

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)
As restated - Note 2

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales (excluding depreciation and amortization as shown below)	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

OPERATING EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs (Note 9)	32,562	-
Corporate general and administrative	326,354	549,837
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	1,193,595	1,175,850
Corporate marketing	3,771	26,459
ECommerce marketing	111,422	149,187
Other expenses (Note 13)	264,904	629,856
Total Operating Expenses	2,110,994	2,716,268

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture recovery (Note 6)	250,000	-
Gain from sales and sales-type lease of domain names (Note 12)	617,933	168,206
Accretion interest expense (Note 7)	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest (Note 5)	-	51,506
Total Non-Operating Income (Expenses)	828,823	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(916,408)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC. (formerly COMMUNICATE.COM INC) AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Expressed In U.S. Dollars As restated - Note 2

	Common stock		Additional Paid- in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535
Stock-based compensation (Note 11d)	-	-	2,162,526		2,162,526
Issuance of 586,403 common shares per the merger	-	-	-		-
agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)	-	-	45,500		45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880
Share issue costs (Note 11b)	-	-	(86,803)		(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)
Balance, December 31, 2008 (audited) (as restated)	23,546,370	14,855	14,757,932	(12,777,195)	1,995,592
Stock-based compensation (Note 11d)	-	-	610,343		610,343
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685		5,700
Extinguishment of accounts payable (Note 11b)	345,075	346	120,430		120,776
Net loss and comprehensive loss				(916,408)	(916,408)
Balance, March 31, 2009 (unaudited) (as restated)	23,906,445	$15,216	$15,494,390	$(13,693,603)	$1,816,003

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)
As restated - Note 2

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net loss for the period	$(916,408)	$(2,091,641)
Non-cash items included in net loss:
Non-controlling interest	-	(51,506)
Gain from sales and sales-type lease of domain name	(617,933)	(168,206)
Accretion interest expense	40,000	-
Stock-based compensation	610,343	443,721
Warrants issued	84,809	-
Issuance of common stock for services (Note 11b)	5,700	-
Extinguishment of debt by issuance of common stock (Note 11b)	120,776	-
Amortization and depreciation	125,693	10,231
Change in operating assets and liabilities:
Accounts receivable	(6,453)	(3,290)
Prepaid expenses and deposits	17,398	81,112
Inventory	26,661	-
Accounts payable and accrued liabilities	(1,111,295)	(28,597)
Amounts payable to the BCCI and IPL	(250,000)	-
Bonuses payable	8,919	(117,688)
Deferred revenue	(41,760)	(33,435)
Cash flows used in operating activities	(1,903,550)	(1,959,299)

INVESTING ACTIVITIES
Accrued expenses relating to deferred acquisition costs	-	(111,265)
Deferred acquisition costs	-	(121,265)
Net proceeds from sale of domain name	358,130	-
Net proceeds from sales-type lease of domain name	313,423	23,423
Purchases of property & equipment	(2,704)	(154,069)
Website development costs (Note 9)	(25,231)	(147,025)
Cash flows from (used in) investing activities	643,618	(510,201)

Net decrease in cash and cash equivalents	(1,259,932)	(2,469,500)

Cash and cash equivalents, beginning of period	1,832,520	7,375,245
Cash and cash equivalents, end of period	$572,588	$4,905,745

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
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,752,382	$-	$1,752,382

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,386,619	-	1,386,619

GROSS PROFIT		365,763	-	365,763

OPERATING EXPENSES
Amortization and depreciation		98,166	-	98,166
Amortization of website development costs		32,562	-	32,562
Corporate general and administrative	E(i), F	158,274	168,080	326,354
ECommerce general and administrative		80,220	-	80,220
Management fees and employee salaries	C(i), C(ii), D, G(ii)	960,846	232,749	1,193,595
Corporate marketing		3,771	-	3,771
ECommerce marketing		111,422	-	111,422
Other expenses	C(ii)	346,564	(81,660)	264,904
Total Operating Expenses		1,791,825	319,169	2,110,994

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture expenses	H	250,000	(250,000)	-
Global Cricket Venture recovery	H	-	250,000	250,000
Gain from sales and sales-type lease of domain names	E(ii)	580,525	37,408	617,933
Accretion interest expense		(40,000)	-	(40,000)
Interest and investment income		890	-	890
Total Non-Operating Income (Expenses)		791,415	37,408	828,823

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(634,647)	$(281,761)	$(916,408)

BASIC AND DILUTED LOSS PER SHARE		$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		22,509,120	-	22,509,120

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
For the three months ended March 31, 2009
(Unaudited)
As restated – Note 2

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended March 31, 2008:

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,848,479	$-	$1,848,479

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,486,062	-	1,486,062

GROSS PROFIT		362,417	-	362,417

OPERATING EXPENSES
Amortization and depreciation		15,266	-	15,266
Corporate general and administrative	E(i)	486,087	63,750	549,837
ECommerce general and administrative		169,813	-	169,813
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,090,671	85,179	1,175,850
Corporate marketing		26,459	-	26,459
ECommerce marketing		149,187	-	149,187
Other expenses		629,856	-	629,856
Total Operating Expenses		2,567,339	148,929	2,716,268

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		42,498	-	42,498
Non-controlling interest	B	-	51,506	51,506
Total Non-Operating Income (Expenses)		210,704	51,506	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	$(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

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

The Company incurred approximately $227,000 during the first quarter of 2009 and $1.47 million during the year ended December 31, 2008, in furtherance of this plan, included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  The Company also incurred $750,000 of liabilities in aggregate to the BCCI and IPL in respect of exclusive online content rights agreements as at March 31, 2009.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

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

NOTE 8 – PROPERTY & EQUIPMENT

March 31, 2009 (as Restated)	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$37,532	$128,336
Computer Equipment	103,493	55,348	48,145
Computer Software	27,276	17,048	10,228
Auction Software	925,000	256,944	668,056
Leasehold Improvements	142,498	49,874	92,624
	$1,364,135	$416,746	$947,389

December 31, 2008 (as Restated)	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

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

	March 31, 2009 (As Restated)	December 31, 2008 (As Restated)
Website Development Costs	$430,233	$405,001
Less: Accumulated Amortization	(82,172)	(49,610)
	$348,061	$355,391

During the quarter, the Company capitalized website development costs of $25,231.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	March 31, 2009 (As Restated)	December 31, 2008 (As Restated)
Deferred Lease Inducements	$70,483	$75,518
Less: Current Portion	(20,138)	(20,138)
	$50,345	$55,380

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

	2009 (as Restated)	2008 (As Restated)
Dividend yield	0%	0%
Expected volatility	97.2%	64.86%-75.68%
Risk free interest rate	1.44%	1.62% - 3.07%
Expected lives	3.375 years	3.375 years

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

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce	Advertising	Total
	Products	and Other
For the quarter ended March 31, 2009 (as Restated)	$	$	$
Revenue	1,720,167	32,215	1,752,382
Segment Loss From Operations	(971,639)	(773,592)	(1,745,231)

As at March 31, 2009 (as Restated)	$	$	$
Total Assets	4,270,912	2,023,457	6,294,369
Intangible Assets	158,849	1,398,418	1,557,267

	eCommerce	Advertising	Total
	Products	and Other
For the quarter ended March 31, 2008 (as Restated)	$	$	$
Revenue	1,820,643	27,836	1,848,479
Segment Loss From Operations	(1,695,960)	(657,891)	(2,353,851)

As at March 31, 2008 (as Restated)	$	$	$
Total Assets	5,840,263	1,812,190	7,652,453
Intangible Assets	189,047	1,436,834	1,625,881

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the quarter ended March 31, 2009	For the quarter ended March 31, 2008
	(As Restated)	(As Restated)
	(unaudited)	(unaudited)
Segment Loss	$(1,745,231)	$(2,353,851)
Non-Operating Income (Expenses)
Global Cricket Venture recovery	250,000	-
Gains from sales and sales-type lease of domain names	617,933	168,206
Accretion interest expense	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest	-	51,506
Net loss for the period	$(916,408)	$(2,091,641)

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)    Forward Looking Statements

The Company makes forward-looking statements in this Amendment No. 2 and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. Its forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When management uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in our business model, the potential lack of website acceptance, the Company’s potential inability to introduce new products to the market, the potential loss of customer or supplier relationships, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this Amendment No. 2.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this Amendment No. 2.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this Amendment No. 2, as well as those discussed under “Item 1A Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are included in Item 1.

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

As a result of the Novation,

●	Global Cricket Venture, a 50.05% owned subsidiary, rather than Live Current, is the party to the IPL Memorandum;

●	the term of the IPL Memorandum was modified, so that it began on April 1, 2008 and will end on December 31, 2017;

●
the minimum payment due on October 1, 2008 to the BCCI of $125,000, reduced from $625,000, and any other payments owed to the BCCI through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009.  We will be fully released from these liabilities once Global Cricket Venture makes these payments;

●
the minimum payment due on October 1, 2008 to the IPL of $375,000, and any other payments owed to the IPL through March 31, 2009 were assumed by Global Cricket Venture and are to be paid on July 1, 2009;

●	a right to terminate the IPL Memorandum due to a material breach or on the insolvency of either party was added; and

●	the “Minimum Annual Fee Payment Schedule” (Schedule 2 to the IPL Memorandum) was revised. The first payment of $2,250,000 is due on July 1, 2009.

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

During the first quarter of 2009, the Company incurred $227,255 of costs relating to initial performance of its obligations under the Memoranda with each of the BCCI and the IPL and establishing Global Cricket Venture with Netlinkblue.  These costs relate to, but are not limited to, expenditures for business development, travel, consulting, and salaries and have been included in corporate marketing, management fees and salaries, and corporate general and administrative expenses.

Due to the reversal of the $375,000 and $500,000 accrued liabilities at December 31, 2008 and the recognition of $625,000 owing for the January 1, 2009 BCCI minimum payment, there was a net recovery of Global Cricket Venture expenses of $250,000 recorded during the quarter.

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

The following table illustrates the effect of the adjustments by financial statement line item in the Company’s consolidated statements of operations as of March 31, 2009:

For the quarter ended March 31, 2009	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,752,382	$-	$1,752,382

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,386,619	-	1,386,619

GROSS PROFIT		365,763	-	365,763

OPERATING EXPENSES
Amortization and depreciation		98,166	-	98,166
Amortization of website development costs		32,562	-	32,562
Corporate general and administrative	E(i), F	158,274	168,080	326,354
ECommerce general and administrative		80,220	-	80,220
Management fees and employee salaries	C(i), C(ii), D, G(ii)	960,846	232,749	1,193,595
Corporate marketing		3,771	-	3,771
ECommerce marketing		111,422	-	111,422
Other expenses	C(ii)	346,564	(81,660)	264,904
Total Operating Expenses		1,791,825	319,169	2,110,994

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture expenses	H	250,000	(250,000)	-
Global Cricket Venture recovery	H	-	250,000	250,000
Gain from sales and sales-type lease of domain names	E(ii)	580,525	37,408	617,933
Accretion interest expense		(40,000)	-	(40,000)
Interest and investment income		890	-	890
Total Non-Operating Income (Expenses)		791,415	37,408	828,823

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(634,647)	$(281,761)	$(916,408)

BASIC AND DILUTED LOSS PER SHARE		$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		22,509,120	-	22,509,120

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

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended March 31, 2008:

For the quarter ended March 31, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,848,479	$-	$1,848,479

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,486,062	-	1,486,062

GROSS PROFIT		362,417	-	362,417

OPERATING EXPENSES
Amortization and depreciation		15,266	-	15,266
Corporate general and administrative	E(i)	486,087	63,750	549,837
ECommerce general and administrative		169,813	-	169,813
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,090,671	85,179	1,175,850
Corporate marketing		26,459	-	26,459
ECommerce marketing		149,187	-	149,187
Other expenses		629,856	-	629,856
Total Operating Expenses		2,567,339	148,929	2,716,268

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		42,498	-	42,498
Non-controlling interest	B	-	51,506	51,506
Total Non-Operating Income (Expenses)		210,704	51,506	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(1,994,218)	$(97,423)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE		$(0.10)	$(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED		19,970,334	-	19,970,334

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

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)
SALES
Health and beauty eCommerce	$1,720,167	$1,820,188
Other eCommerce	-	455
Domain name advertising	24,453	27,836
Miscellaneous income	7,762	-
Total Sales	1,752,382	1,848,479

COSTS OF SALES
Health and Beauty eCommerce	1,386,619	1,485,510
Other eCommerce	-	552
Total Costs of Sales (excluding depreciation and amortization as shown below)	1,386,619	1,486,062

GROSS PROFIT	365,763	362,417

OPERATING EXPENSES
Amortization and depreciation	98,166	15,266
Amortization of website development costs	32,562	-
Corporate general and administrative	326,354	549,837
ECommerce general and administrative	80,220	169,813
Management fees and employee salaries	1,193,595	1,175,850
Corporate marketing	3,771	26,459
ECommerce marketing	111,422	149,187
Other expenses	264,904	629,856
Total Operating Expenses	2,110,994	2,716,268

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture recovery	250,000	-
Gain from sales and sales-type lease of domain names	617,933	168,206
Accretion interest expense	(40,000)	-
Interest and investment income	890	42,498
Non-controlling interest	-	51,506
Total Non-Operating Income (Expenses)	828,823	262,210

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(916,408)	$(2,091,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	22,509,120	19,970,334

BALANCE SHEET DATA

	March 31, 2009	December 31, 2008
	(unaudited) (as restated)	(audited) (as restated)
Assets
Current Assets	835,612	2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	947,389	1,042,851
Website development costs	348,061	355,391
Intangible assets	1,557,267	1,587,463
Goodwill	2,606,040	2,606,040
Total Assets	$6,294,369	$7,748,318

Liabilities
Current Liabilities	3,978,947	5,333,081
Deferred income tax	206,370	206,370
Warrants	242,704	157,895
Deferred lease inducements	50,345	55,380
Total Liabilities	4,478,366	5,752,726

Stockholders' Equity
Common Stock	15,216	14,855
Additional paid-in capital	15,494,390	14,757,932
Accumulated deficit	(13,693,603)	(12,777,195)
Total Stockholders' Equity	1,816,003	1,995,592
Total Liabilities and Stockholders' Equity	$6,294,369	$7,748,318

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

In Q1 of 2009, we incurred total general and administrative expense of $406,574 or 23.2% of total sales as compared to $719,650 or 38.9% of total sales in Q1 of 2008, a decrease of $313,076 or 43.5%.  This total includes corporate and eCommerce related general and administrative costs.  Management expected general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows, and has been able to successfully achieve this decrease in the first quarter of 2009.

Corporate general and administrative costs of $326,354 have decreased over Q1 of 2008 by $223,483.  This was primarily due to a decrease in corporate legal of approximately $151,000 compared to the same period last year due to the addition of in-house legal counsel in May 2008.  Other significant expenses included a decrease of approximately $111,000 of corporate travel and entertainment expenses and $25,000 in decreased rent and overhead due to cost-cutting procedures implemented in late 2008 and early 2009.  The fair value adjustment for warrants of $84,809 increased the expenses in this category.  The remainder of the difference is due to the declining value in the Canadian dollar against the US dollar between the first quarter of 2009 and the first quarter of 2008.  Cricket related expenses included in corporate general and administrative costs in Q1 of 2009 were $40,064 and in Q1 of 2008 were $38,192.  In total, corporate general and administrative expenses accounted for 18.6% of total revenues in Q1 of 2009, compared to 29.8% in Q1 of 2009.

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

Management Fees and Employee Salaries

In Q1 of 2009, we incurred total management fees and staff salaries of $1,193,595 compared to $1,175,850 in Q1 of 2008.  This amount includes stock based compensation of $610,343 in Q1 of 2009 and $443,721 in Q1 of 2008, as well as accrued bonuses of $8,919 in Q1 of 2009 and $123,602 in Q1 of 2008.  Excluding these amounts, management fees and employee salaries expense in Q1 of 2009 was $574,333 and in Q1 of 2008 was $608,527.  This produced a decrease of 32.9% in Q1 of 2009 over Q1 of 2008.  This decrease was primarily due to the layoffs which occurred in early 2009.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 32.8% of total revenues in Q1 of 2009 compared to 32.9% in Q1 of 2008.  Cricket related expenses included in management fees and salaries in Q1 of 2009 were $185,874 and in Q1 of 2008 were $17,125.  In August 2009, we terminated our activities related to the cricket venture.  Also, since the end of the 2008 fiscal year, our staffing requirements were restructured and a number of employees were terminated, including our former President and COO.  After severance payments have been fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  Given the caliber of current management, employees and consultants, we anticipate maintaining salary expense at approximately 20% of revenues.

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

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to these methods in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that result in a successful sale.  In Q1 of 2009, total marketing expenses were $115,193 or 6.6% of total revenues, compared to $175,646 or 9.5% of total revenues in Q1 of 2008.  This resulted in a 34.4% decrease for the period compared to the same period last year.

Expenses related to corporate activity, which we classify as corporate marketing expenditures totalled $3,771 in Q1 of 2009, compared to $26,459 in Q1 of 2008.  These expenses consisted of $1,317 related to our cricket activities, and the remainder was due to costs related to public relations, which were higher in 2008 due to the repositioning of our business in early 2008.

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

Global Cricket Venture Expenses

The Company has incurred costs of approximately $227,000 in the first quarter of 2009 relating to initial performance of its obligations under the MOUs with each of the BCCI and the IPL, and establishing Global Cricket Venture with NLB.  The costs have been reported as $40,064 of corporate general and administrative expenses, $185,874 of management fees and employee salaries, and $1,317 in corporate marketing expenses.  An additional $750,000 owing in aggregate to the BCCI and IPL for the October 1, 2008 and January 1, 2009 minimum payments under the initial MOUs have also been accrued as at March 31, 2009.

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

As at March 31, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $3,143,335, compared to a working capital deficiency of $3,199,931 at the fiscal year ended December 31, 2008.  During the three months ended March 31, 2009, we incurred a net loss after other items of $916,408, compared to a net loss after other items of $2,091,641 during the three months ended March 31, 2008.  This quarter’s net loss includes gains from sales and sales-type lease of domain names of $617,933 compared to $168,206 during the same period last year, as well as a recovery on the payments for the Global Cricket Venture of $250,000 this quarter.  We had a decrease in cash of $1,259,932 during the first quarter of 2009 compared to a decrease in cash of $2,469,500 during the first quarter of 2008.  From the beginning of the fiscal year to March 31, 2009, we increased our accumulated deficit to $13,693,603 from $12,777,195 and have stockholders’ equity of $1,816,003.

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

PART II

Item 6: Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: October 26, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Executive Officer)

Dated: October 26, 2009	By:	/s/ C. Geoffrey Hampson
	Name: Title:	C. Geoffrey Hampson CEO and Chairman of the Board (Principal Financial Officer)