Form 10-Q
period 2009-09-30
Live Current Media Inc.
filed 2009-11-16
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

(604) 453-4870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐ The registrant is not yet subject to this requirement.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 Par Value	24,026,180 shares outstanding as of November 16, 2009

LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART  I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
		(As Restated - See Note 2)
ASSETS
Current
Cash and cash equivalents	$1,236,405	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	221,856	93,582
Prepaid expenses and deposits	163,115	109,543
Inventory	50,146	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	1,694,945	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	240,147	1,042,851
Website development costs (Note 9)	242,101	355,391
Intangible assets	993,505	1,587,463
Goodwill (Notes 5 and 7)	2,606,040	2,606,040
Total Assets	$5,776,738	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$1,749,318	$3,047,993
Amounts payable to the BCCI and IPL (Note 6)	-	1,000,000
Deferred gains of amounts regarding Global Cricket Venture (Note 6)	833,333	-
Bonuses payable	150,568	354,695
Due to shareholders of Auctomatic (Note 7)	270,664	789,799
Convertible notes to shareholders of Auctomatic (Note 7)	429,475	-
Deferred revenue	72,712	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	3,526,208	5,333,081

Deferred income tax (Note 14)	129,156	206,370
Deferred lease inducements (Note 10)	40,276	55,380
Warrants (Note 11(e))	139,620	157,895
Total Liabilities	3,835,260	5,752,726

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
24,026,180 common shares (December 31, 2008 - 23,546,370)	15,335	14,855
Additional paid-in capital	16,308,713	14,757,932
Accumulated deficit	(14,373,893)	(12,756,133)
Total Live Current Media Inc. stockholders' equity	1,950,155	2,016,654
Non-controlling interest	(8,677)	(21,062)
Total Stockholders' Equity	1,941,478	1,995,592
Total Liabilities and Stockholders' Equity	$5,776,738	$7,748,318

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(As Restated - See Note 2)		(As Restated - See Note 2)
SALES
Health and beauty eCommerce	$1,498,265	$1,934,829	$4,881,614	$5,663,053
Other eCommerce	-	-	-	455
Sponsorship revenues	218,672	-	218,672	-
Domain name advertising	19,345	19,855	66,715	75,108
Miscellaneous and other income	21,454	-	48,022	-
Total Sales	1,757,736	1,954,684	5,215,023	5,738,616

COSTS OF SALES
Health and Beauty eCommerce	1,183,479	1,602,249	3,885,845	4,666,645
Other eCommerce	-	-	-	552

Total Costs of Sales (excluding depreciation and amortization as shown below)	1,183,479	1,602,249	3,885,845	4,667,197

GROSS PROFIT	574,257	352,435	1,329,178	1,071,419

OPERATING EXPENSES
Amortization and depreciation	21,314	96,707	217,726	155,861
Amortization of website development costs (Note 9)	28,967	29,143	95,036	29,143
Corporate general and administrative	226,570	1,014,145	755,421	2,116,960
ECommerce general and administrative	63,461	114,973	217,348	385,281
Management fees and employee salaries	760,631	2,171,036	2,950,887	4,934,207
Corporate marketing	3,939	14,449	14,036	61,151
ECommerce marketing	107,678	99,412	334,065	378,484
Other expenses (Note 13)	-	20,000	264,904	683,547
Total Operating Expenses	1,212,560	3,559,865	4,849,423	8,744,634

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture (Note 6)	125,000	-	375,000	-
Gain from sales and sales-type lease of domain names (Note 12)	1,156,554	-	2,101,421	168,206
Accretion interest expense (Note 7)	-	(56,600)	(63,300)	(56,600)
Interest expense	(10,723)		(15,251)
Interest and investment income	3	7,266	1,558	66,444
Gain on restructure of Auctomatic payable	29,201	-	29,201	-
Impairment of Auction Software (Note 8)	-	-	(590,973)	-
Total Non-Operating Income (Expenses)	1,300,035	(49,334)	1,837,656	178,050

NET INCOME (LOSS) BEFORE TAXES	661,732	(3,256,764)	(1,682,589)	(7,495,165)

Deferred tax recovery (Note 14)	(64,732)	-	(77,214)	-

CONSOLIDATED NET INCOME (LOSS)	726,464	(3,256,764)	(1,605,375)	(7,495,165)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	(23,337)	-	(12,385)	75,478

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE
PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$703,127	$(3,256,764)	$(1,617,760)	$(7,419,687)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.03	$(0.15)	$(0.07)	$(0.34)
Weighted Average Number of Common Shares Outstanding - Basic	23,593,205	21,625,005	23,593,205	21,625,005

Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.03	$(0.15)	$(0.07)	$(0.34)
Weighted Average Number of Common Shares Outstanding - Diluted	26,011,464	21,625,005	23,593,205	21,625,005

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Amount
Balance, December 31, 2007 (audited) (As Restated - See Note 2)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535	$8,786	$7,401,321
Stock-based compensation (Note 11d)			2,162,526		2,162,526	-	2,162,526
Issuance of Common Stock	-	-	-		-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865	-	1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)			45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880	-	899,880
Share issue costs (Note 11b)			(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss				(9,966,208)	(9,966,208)	(96,540)	(10,062,748)
Balance, December 31, 2008 (audited) (As Restated - See Note 2)	23,546,370	14,855	14,757,932	(12,756,133)	2,016,654	(21,062)	1,995,592
Stock-based compensation (Note 11d)			1,416,160		1,416,160	-	1,416,160
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685		5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	129,028		129,401	-	129,401
Issuance of 91,912 common shares per the merger agreement with Auctomatic (Note 7)	91,912	92	(92)		-	-	-
Net loss and comprehensive loss				(1,617,760)	(1,617,760)	12,385	(1,605,375)
Balance, September 30, 2009 (unaudited)	24,026,180	$15,335	$16,308,713	$(14,373,893)	$1,950,155	$(8,677)	$1,941,478

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
		(As Restated - See Note 2)
OPERATING ACTIVITIES
Net loss for the period	$(1,617,760)	$(7,419,687)
Non-cash items included in net loss:
Deferred tax recovery (Note 14)	(77,214)	-
Gain on settlement of amounts due to Global Cricket Venture (Notes 6)	(375,000)	-
Gain on restructure of Auctomatic payable	(29,201)	-
Impairment of Auction Software (Note 8)	590,973	-
Gain from sales and sales-type lease of domain names	(2,101,421)	(168,206)
Accretion interest expense	63,300	56,600
Interest expense	15,251	-
Stock-based compensation	1,416,160	1,633,873
Warrants	(18,275)	9,480
Issuance of common stock for services (Note 11b)	5,700	264,859
Amortization and depreciation	297,658	169,900
Change in operating assets and liabilities:
Accounts receivable	(128,274)	71,353
Prepaid expenses and deposits	(50,432)	145,132
Inventory	23,936	-
Accounts payable and accrued liabilities	(1,169,274)	422,193
Bonuses payable	(204,127)	847,633
Deferred revenue	(47,744)	(40,708)
Cash flows from (used in) operating activities	(3,405,744)	(4,007,578)

INVESTING ACTIVITIES
Deferred acquisition costs	-	(320,264)
Net proceeds from sale of domain names	2,360,628	-
Net proceeds from sales-type lease of domain names	628,423	140,540
Cash consideration for Auctomatic (Note 7)	(139,010)	(1,640,793)
Purchases of property & equipment	(5,995)	(182,531)
Trademarks	(3,140)	-
Website development costs (Note 9)	(43,662)	(380,342)
Cash flows from (used in) investing activities	2,797,244	(2,383,390)

FINANCING ACTIVITIES
Deferred financing costs	-	(106,055)
Net loss attributable to non-controlling interest	12,385	(75,478)
Cash flows from (used in) financing activities	12,385	(181,533)

Net decrease in cash and cash equivalents	(596,115)	(6,572,501)

Cash and cash equivalents, beginning of period	1,832,520	7,375,245
Cash and cash equivalents, end of period	$1,236,405	$802,744

See accompanying notes to consolidated financial statements

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business
Live Current Media Inc. (the “Company” or “Live Current”) was incorporated under the laws of the State of Nevada on October 10, 1995 under the name “Troyden Corporation” and changed its name on August 21, 2000 from Troyden Corporation to “Communicate.com Inc.”.  On May 30, 2008, the Company changed its name from Communicate.com Inc. to Live Current Media Inc. after obtaining formal shareholder approval to do so at the Annual General Meeting in May 2008.

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

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI is currently actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.  DHI develops content and sells advertising services on other domains held for future development.  Before August 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  On August 25, 2009, the Company sold the domain name and assigned all of the rights, title, and interest in and to the original Memorandum of Understanding (“MOU”) with the Indian Premier League (“IPL”).  Refer to Note 6.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has generated consolidated net income of $703,127 and realized a negative cash flow from operating activities of $886,966 for the three months ended September 30, 2009.  It has generated a consolidated net loss of $1,617,760 and realized a negative cash flow from operating activities of $3,405,744 for the nine months ended September 30, 2009.  At September 30, 2009, there is an accumulated deficit of $14,373,893 (December 31, 2008 - $12,756,133) and a working capital deficiency of $1,831,263 ($3,199,931 at December 31, 2008).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to raise equity financing and the attainment of profitable operations and further share issuances to meet the Company's liabilities as they become payable.   The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.  See also Notes 6 and 7.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
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

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of an error in comparative periods:

The Company determined that its original consolidated financial statements as at and for the three month period ended March 31, 2009, as at and for the three and nine month periods ended September 30, 2008, and as at and for the years ended December 31, 2008 and 2007 (the “Original Financial Statements”) contained errors.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative periods ended December 31, 2008 and September 30, 2008.

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

Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $0 in the three month period and $75,748 in the nine month period ended September 30, 2008.  There was no effect to the non-controlling interest on the consolidated balance sheets at December 31, 2008.

C. Management Compensation:

(i)  The financial statements for the three and nine month periods ended September 30, 2008 did not expense $77,729 and $255,481, respectively, for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to the Company’s former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as the Company’s President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 or September 30, 2009 financial statements.

(ii) The financial statements for the three and nine month periods ended September 30, 2008 did not expense $31,091 and $102,192, respectively, for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The effect to the consolidated balance sheets at December 31, 2008 was an underaccrual of bonuses payable of $119,045.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $6,514 and $90,850 to stock-based compensation expense in the three and nine month periods, respectively, ended September 30, 2008.

E. Other

(i)   Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounting expense (included in Corporate General and Administrative expenses) of $0 and $63,750 in the three and nine month periods, respectively, ended September 30, 2008.  The error resulted in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 in the year ended December 31, 2008.

(ii)   Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the Original Financial Statements.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.  There was no effect to the comparative reported amounts at September 30, 2008.

G. Shares issued in connection with the merger with Auctomatic:

(i)   Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the nine months ended September 30, 2008 and year ended December 31, 2008.

(ii)   Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in the three and nine months ended September 30, 2008 was $104,251 and $149,577, respectively.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 of amounts payable as at December 31, 2008 to the BCCI and IPL.

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended September 30, 2008.

For the three months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,954,684	$-	$1,954,684

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,602,249	-	1,602,249

GROSS PROFIT		352,435	-	352,435

OPERATING EXPENSES
Amortization and depreciation		96,707	-	96,707
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative		1,014,145	-	1,014,145
ECommerce general and administrative		114,973	-	114,973
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,964,479	206,557	2,171,036
Corporate marketing		14,449	-	14,449
ECommerce marketing		99,412	-	99,412
Other expenses		20,000	-	20,000
Total Operating Expenses		3,353,308	206,557	3,559,865

NON-OPERATING INCOME (EXPENSES)
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		7,266	-	7,266
Total Non-Operating Income (Expenses)		(49,334)	-	(49,334)

CONSOLIDATED NET LOSS		(3,050,207)	(206,557)	(3,256,764)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	-	-

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.14)	(0.01)	$(0.15)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		21,625,005	-	21,625,005

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$5,738,616	$-	$5,738,616

COSTS OF SALES (excluding depreciation and amortization as shown below)		4,667,197	-	4,667,197

GROSS PROFIT		1,071,419	-	1,071,419

OPERATING EXPENSES
Amortization and depreciation		155,861	-	155,861
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative	E(i)	2,053,210	63,750	2,116,960
ECommerce general and administrative		385,281	-	385,281
Management fees and employee salaries	C(i), C(ii), D, G(ii)	4,517,807	416,400	4,934,207
Corporate marketing		61,151	-	61,151
ECommerce marketing		378,484	-	378,484
Other expenses		683,547	-	683,547
Total Operating Expenses		8,264,484	480,150	8,744,634

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		66,444	-	66,444
Total Non-Operating Income (Expenses)		178,050	-	178,050

CONSOLIDATED NET LOSS		(7,015,015)	(480,150)	(7,495,165)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.32)	(0.02)	$(0.34)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		21,625,005	-	21,625,005

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(7,015,015)	$(404,672)	$(7,419,687)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Accretion expense		56,600		56,600
Stock-based compensation	D, G(ii)	1,575,146	58,727	1,633,873
Warrants issued		9,480	-	9,480
Issuance of common stock for services		264,859	-	264,859
Amortization and depreciation		169,900	-	169,900
Change in operating assets and liabilities:
Accounts receivable		71,353	-	71,353
Prepaid expenses and deposits		145,132	-	145,132
Accounts payable and accrued liabilities	E(i)	247,697	63,750	311,447
Bonuses payable	C(i), C(ii)	489,960	357,673	847,633
Deferred revenue		(40,708)	-	(40,708)
Cash flows from (used in) operating activities		(4,193,802)	75,478	(4,118,324)

INVESTING ACTIVITIES
Deferred acquisition costs		(320,264)	-	(320,264)
Net proceeds from sales-type lease of domain name		140,540	-	140,540
Cash consideration for Auctomatic		(1,530,047)	-	(1,530,047)
Purchases of property & equipment		(182,531)	-	(182,531)
Website development costs		(380,342)	-	(380,342)
Cash flows used in investing activities		(2,272,644)	-	(2,272,644)

FINANCING ACTIVITIES
Deferred financing costs		(106,055)	-	(106,055)
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows used in financing activities		(106,055)	(75,478)	(181,533)

Net increase (decrease) in cash and cash equivalents		(6,572,501)	-	(6,572,501)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$802,744	$-	$802,744

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of equity for the year ended December 31, 2008 and the nine months ended September 30, 2009.

		As previously reported					Live Current Media Stockholders
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non-Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	40,248	(9,966,208)	(96,540)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(238,947)	2,016,654	(21,062)	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)				(634,647)	(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(296,879)	1,837,064	(29,069)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	15,335	15,746,501	(14,571,259)	1,190,577	(296,879)	893,698	(32,014)	861,684
Stock-based compensation		-	-	353,330		353,330	-	353,330	-	353,330
Net income (loss) and comprehensive income (loss)					703,127	703,127	-	703,127	23,337	726,464
Balance, September 30, 2009 (unaudited)		24,026,180	$15,335	$16,099,831	$(13,868,132)	$2,247,034	$(296,879)	$1,950,155	$(8,677)	$1,941,478

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from the Company’s websites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with FASB Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition - Principal Agent Considerations, the Company records web advertising revenues on a gross basis.

Sponsorship revenues consist of sponsorships related to past cricket tournaments that are receivable based on the Company’s prior agreements relating to the Cricket.com website.  Revenues are recognized once collectibility is reasonably assured.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectibility of the proceeds is reasonably assured.  In the nine months ended September 30, 2009, there were six sales of domain names.  Collectibility of the amounts owing on these sales is reasonably assured and therefore accounted for as sales in the period the transactions occurred.  In 2008, there was one sale of a domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the nine months ended September 30, 2009, there was a sales-type lease of a domain name where collectibility of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  The contract for the sales-type lease was breached, however there was no effect to the financial statements.  In 2008, there was one sales-type lease of a domain name.  See also Note 12.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions
The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars.  In accordance with ASC 830, Foreign Currency Matters, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income (loss).  There was no effect to comprehensive income (loss) related to the share conversion with DHI.

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Comprehensive income (loss)
Comprehensive income (loss) includes all changes in equity of the Company during a period except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) (“OCI”).  The major components included in OCI are cumulative translation adjustments arising on the translation of the financial statements of self-sustaining foreign operations and unrealized gains and losses on financial assets classified as available-for-sale. The Company has no self-sustaining foreign operations or unrealized gains or losses on financial assets classified as available-for-sale.

Earnings (Loss) per share
Basic earnings (loss) per share is computed by dividing earnings (losses) for the period by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.

Cash and cash equivalents
The Company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of goods and services taxes (GST) receivable, advertising revenues receivable and sponsorship revenues.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at quarter end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at September 30, 2009 is recorded at cost of $50,146 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property & Equipment (continued)
Amortization for leasehold improvements is based on a straight-line method calculated over the term of the lease.  Auction software was amortized straight line over the life of the asset and was written off at June 30, 2009.  Other additions are amortized on a half-year basis in the year of acquisition.

Website development costs
The Company has adopted the provisions of ASC 350-50-25, Website Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.  See also Note 9.

Intangible assets
The Company has adopted the provisions of ASC 350, Intangibles – Goodwill and Other, which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, intangible assets with indefinite lives are no longer amortized and are tested for impairment annually.  The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2009.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with ASC 350-20, Goodwill, the Company is required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to September 30, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

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
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company recognizes advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $111,617 for the three months and $348,101 for the nine months ended September 30, 2009 respectively ($113,861 for the three months and $439,635 for the nine months ended September 30, 2008 respectively) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

Stock-based compensation
Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of ASC 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 and the conclusions reached by ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

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
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
On January 1, 2007, the Company adopted the following new accounting policy related to income tax.  The Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  The Company also evaluated the period ended September 30, 2009.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Recent Adopted Accounting Pronouncements

ASC 105
In June, 2009, the FASB issued Update No. 2009-01, The FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This guidance is set forth in Topic 105 (“ASC 105”).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, is the interim period ending September 30, 2009.  The Company adopted ASC 105 at September 30, 2009, however the adoption of this statement did not have a material effect on its financial results.  Further to the adoption of ASC 105, the Company has updated its references to GAAP.

ASC 855
In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending June 30, 2009.  The Company adopted ASC 855 in the second quarter of 2009, however it did not have a material effect to the Company’s current practice.

ASC 815-10-65
In March 2008, the FASB issued ASC 815, Derivatives and Hedging.  ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 815-10-65 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

ASC 260-10-45
The FASB issued ASC 260-10-45, Earnings Per Share, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive nonforfeitable dividends.  The Company adopted AC 260-10-45 effective January 1, 2009, however, there has been no material effect on its financial results.

ASC 350-30
In April 2008, the FASB issued ASC 350-30, General Intangibles Other Than Goodwill.  ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  ASC 350-30 was effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 350-30 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

ASC 805
In December 2007, the FASB issued revised authoritative guidance in ASC 805, Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 805 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.  ASC 805 will be applied to any future business combinations.

ASC 810
In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which was an amendment of ARB No. 51.  This guidance is set forth in ASC 810, Consolidation.  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009. The Company adopted ASC 810 at January 1, 2009, however the adoption of this statement did not have a material effect on its financial results.

ASC 820
In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements.

In 2008, the Company adopted ASC 820 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on its financial results. The disclosures required by ASC 820 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 4.

In February 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which for the Company was the fiscal year beginning January 1, 2009.  The Company applied the requirements of ASC 820 for fair value measurements of financial and nonfinancial assets and liabilities not valued on a recurring basis at January 1, 2009.  The adoption of this statement did not have a material effect on its financial reporting and disclosures.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009 -13
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

Fair values of Financial Instruments
As described in Note 3, the Company adopted all provisions of ASC 820 as of January 1, 2009.  ASC 820 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments (continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at September 30, 2009 is:

Fair Value Measurements at Reporting Date Using

Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

$ 139,620	-	$ 139,620	-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivable from sales-type lease, accounts payable, bonuses payable, amounts due to shareholders of Auctomatic, and warrants.  The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method resulting in an increase to goodwill of $66,692, and a credit against the non-controlling interest of $75,478 charged to income during the nine months ended September 30, 2008.

The 2009 year-to-date losses of DHI have resulted in a debit balance of $8,677 in the NCI balance at September 30, 2009.

NOTE 6 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOU, which would be preliminary to a final agreement, starts the Company’s planned exploitation of its cricket.com domain name.

Certain other subsidiaries and ventures have been incorporated or formed to further this business opportunity.  However, none of these companies have been used for that purpose, have significant assets or operations to date, nor have any material binding contracts been signed.

During the nine months ended September 30, 2009, the Company incurred $452,307 (year ended December 31, 2008 - $1.47 million) in furtherance of this plan which have been included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

On August 20, 2009, GCV transferred and assigned to an unrelated third party (“Mauritius”) all of the rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI Memorandum.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 6 – GLOBAL CRICKET VENTURE (continued)

The Company has also agreed to sell the domain name cricket.com, along with the website, content, copyrights, trademarks, etc, to a company related to Mauritius, for consideration of four equal payments of $250,000.  The first instalment of the $250,000 was received in September 2009.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  In order to facilitate the transfer of the Cricket.com website, the Company has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services

The Company has accounted for this transaction under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services to be provided by the Company to Mauritius during the Transition Period, are to be recognized over the six month Transition Period, or from September 2009 to February 2010.  Since the collectibility of the three future payments relating to the sales-type lease of cricket.com are not reasonably assured, the Company has only recorded the first $250,000 instalment in its analysis under ASC 605-25.  As a result, the Company recognized one month’s gain on settlement of the amounts owing under the Novation Agreement and one month’s gain on sales-type lease of cricket.com during the third quarter of 2009.

Settlement of amounts due regarding Global Cricket Venture	$750,000
Less: Recognized gain on settlement during Q3 2009	(125,000)
		$625,000
Gain on sales-type lease of cricket.com	$250,000
Less: Recognized gain on sales-type lease of cricket.com	(41,667)
		208,333

Deferred gains of amounts regarding Global Cricket Venture		$833,333

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

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders was subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  As these shares were contingent on future employment, they were considered contingent consideration and were required to be accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversaries is no longer payable.  At that date, the remaining 275,736 shares of the common stock owing to the other founders remained payable on the anniversary dates as noted above.  During the second quarter of 2009, 91,912 of these shares were issued to the two founders who remained with the Company.  In August 2009, these two founders were terminated.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 11.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

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

At May 22, 2008, the fair value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  The fair value discount was accreted in full by $63,300 by the first anniversary date, May 22, 2009 (2008 accretion - $96,700).  As a result, the full $800,000 of the amounts payable in cash to the shareholders of Auctomatic due on the first anniversary of the closing date had been accrued by the Company.  The funds due to the Auctomatic shareholders at the first anniversary date were not paid by the Company as required.

In August 2009, the Company issued convertible notes to twelve of the eighteen shareholders covering $424,934 of the total $800,000.  These convertible notes are interest bearing at 10% per annum, with such interest accruing as of May 22, 2009 and payable quarterly in arrears.  The convertible notes mature on May 22, 2010.

Convertible Notes to Shareholders of Auctomatic
Convertible notes issued August 21, 2009	$424,934
Interest accrued May 22, 2009 – September 30, 2009	15,251
Interest paid August 22, 2009	(10,710)
Balance, September 30, 2009	$429,475

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 7 – MERGER AGREEMENT (continued)

Also in August 2009, the Company reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their separation agreements, the Company will repay the amounts owed to them under the Merger Agreement at a 10% discount to face value as discussed below.  The Company also recorded $60,000 of severance costs in Q3 of 2009 due to them under their employment agreements.  The severance costs were reimbursed pursuant to the Cricket agreements as discussed in Note 6.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

The amounts owing to the two founders of Auctomatic pursuant to the Merger Agreement totalled $334,224 prior to their separation agreement.  These amounts were discounted at 10% to face value in August 2009 and a gain on restructure of the Auctomatic payable of $29,201 was recorded to the statements of operations during the third quarter of 2009.  Payments of $75,200 were made against the amounts owing to the founders upon execution of the separation agreements.  The agreements provided for the balance of the payments to be made on October 1, 2009,  with simple interest accruing on unpaid amounts after October 1, 2009 at 10% per annum.  Amounts owing to the other four of the eighteen shareholders of Auctomatic who did not take part in the convertible note offering totalled $40,841.

Due to Shareholders of Auctomatic
Amounts payable to Auctomatic founders	$334,224
Amounts paid to Auctomatic founders	(75,200)
Amounts payable to other Auctomatic shareholders	40,841
Gain on restructure of Auctomatic payable	(29,201)
Balance, September 30, 2009	$270,664

NOTE 8 – PROPERTY & EQUIPMENT

September 30, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$51,161	$116,303
Computer Equipment	105,188	63,127	42,061
Computer Software	27,276	23,867	3,409
Auction Software	-	-	-
Leasehold Improvements	142,498	64,124	78,374
	$442,426	$202,279	$240,147

December 31, 2008 (as restated)	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

At June 30, 2009, the Company analyzed the potential for impairment of the auction software that was acquired pursuant to the Merger Agreement.  At this date, the Company considered the significant changes that were made to the direction and to staffing within the Company.  The lack of a strategy, plans, or use of the Auction software a year subsequent to the acquisition of the software indicated impairment of the asset at the end of the second quarter of 2009.  Therefore, the Company believed that the auction software was impaired and has written off the net book value of the asset of $590,973 at that date.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
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

	September 30, 2009	December 31, 2008 (as restated)
Website Development Costs	$355,787	$405,001
Less: Accumulated Amortization	(113,686)	(49,610)
	$242,101	$355,391

The Company capitalized website development costs of $43,662 during the nine month period ended September 30, 2009 and recorded $95,036 in accumulated amortization.  The Company expensed website development costs of $92,876 and corresponding accumulated amortization of $30,960 related to domain names that were sold during the period.  The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	September 30, 2009	December 31, 2008 (as restated)
Deferred Lease Inducements	$60,414	$75,518
Less: Current Portion	(20,138)	(20,138)
	$40,276	$55,380

NOTE 11 – COMMON STOCK

a)     Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)     Issued

At September 30, 2009, there were 24,026,180 (December 31, 2008 – 23,546,370) shares issued and outstanding.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK

2009 (continued)

On June 19, 2009, the Company issued 45,956 shares of its common stock to each of the two remaining Auctomatic founders for a total of 91,912 shares pursuant to the Merger Agreement as discussed in Note 7.

2008

The Company issued 50,000 warrants to an investor relations firm in May 2008, and expensed $45,500 in relation to the value of the warrants.  See also Note 11(e).

In June 2008, the Company issued 586,403 shares of common stock in relation to the May 22, 2008 merger with Auctomatic.  Of those total issued shares, 340,001 shares were distributed to the shareholders and an additional 246,402 shares were being held for future distribution in three equal installments on the three anniversary dates following the merger pursuant to the terms of the Merger Agreement.  The value of the stock consideration was added to the cash consideration in the Company’s determination of the purchase price.  See also Note 7.  The remaining 413,604 shares of common stock were reserved for future issuance to the Auctomatic founders and are accounted for as stock-based compensation pursuant to ASC 718. See also Note 11(c) and Note 11(d).

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK (continued)

c)     Reserved

Auctomatic

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

In the second quarter of 2009, the Company issued 91,912 shares to the remaining two Auctomatic founders pursuant to the Merger Agreement as noted above.  These shares were issued on the first anniversary date of the merger and therefore at June 30, 2009, the balance of reserved shares of common stock for future issuance and distribution was 183,824.

In August 2009, the remaining two Auctomatic founders were terminated.  The shares of common stock contingent on their continued employment with the Company were forgone pursuant to separation agreements signed with the two individuals.  Therefore, at September 30, 2009, there are no further reserved shares for future issuance and distribution to the Auctomatic founders. See also Note 7 and Note 11(d).

Former President

Effective January 31, 2009, the Company’s former President and Chief Operating Officer resigned.  Pursuant to his separation agreement, the Company is required to pay an accrued special bonus in the amount of CDN$250,000 less any statutory deductions.  The net payment of this bonus will be converted to equity and paid as restricted shares of the Company’s common stock.  As the number of shares of common stock is not fixed on any specific share price, it is not possible to quantify the number of shares that will have to be issued to pay the net amount of this bonus.  The CDN$250,000 has been included in accounts payable and accrued liabilities.

d)     Stock Options

The Board of Directors and stockholders approved the 2007 Stock Incentive Plan and adopted it on August 21, 2007 (the “Plan”).  The Company has reserved 5,000,000 shares of its common stock for issuance to directors, employees and consultants under the Plan.  The Plan is administered by the Board of Directors.  Vesting terms of the options range from immediately to five years and no options will be exercisable for a period of more than ten years.

All stock options noted herein vest over three years and are exercisable for a period of five years based on the date of grant.  The Company historically valued the options granted to employees and directors using the Black Scholes option pricing model at the date of grant.  The Company values the options to consultants at each reporting period under ASC 718 for non-employees using the Black Scholes option pricing model.  The assumptions used in the pricing model include:

	2009	2008 (as restated)
Dividend yield	0%	0%
Expected volatility	97.02%-116.50%	64.86%-75.68%
Risk free interest rate	1.43%-1.70%	1.62% - 3.07%
Expected lives	3.375 years	3.375 years

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK (continued)

d)            Stock Options (continued)

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

(v)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.26 and $1.92 per option granted.  25,000 of these options were forfeited during 2008, and an additional 100,000 options were forfeited in the first quarter of 2009.  In the third quarter of 2009, the remaining 300,000 options were forfeited.

(vi)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.71 per option granted.  17,500 of these options have been forfeited during 2008, 92,500 options were forfeited in the first quarter of 2009, 25,000 options were forfeited in the second quarter of 2009, and 50,000 options were forfeited in the third quarter of 2009.

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

(ix)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  In the third quarter of 2009, 100,000 options were forfeited.

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

(xii)
On September 1, 2009, the Company granted to two of its full-time corporate directors a total of 75,000 stock options at an exercise price of $0.22 per share.  These options have a fair value of $0.16 per option granted.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK (continued)

d)     Stock Options (continued)

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to recent economic developments, the Company has experienced a high level of forfeitures during late 2008 and early 2009. The Company assesses forfeiture rates for each class of grantees; executive management and directors, corporate directors, and general staff members.  Executive management and directors are relatively few in number and turnover is considered remote, therefore the Company estimates forfeitures for this class of grantees to be 10%. Corporate directors are high level senior staff members with a forfeiture rate of 25% and general staff members have a higher forfeiture rate due to higher average turnover rates at 35%. Estimate of forfeitures is reviewed on an annual basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The fair value of these options at September 30, 2009 of $4,948,244 (December 31, 2008 - $5,824,833) will be recognized on a straight-line basis over a vesting term of 3.375 years and an expense has been recognized in the nine months ended September 30, 2009 of $1,255,205 (year ended December 31, 2008 - $1,992,461) and included in management fees and employee salaries expense.

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in equal instalments on the three subsequent anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement.  As these shares were contingent on future employment, they were considered contingent consideration and are required to be accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, 137,868 of these shares were forfeited.  During the second quarter of 2009, 91,912 of these shares were issued out of treasury.  During the third quarter of 2009, the remaining 183,824 shares were forfeited.  See also Note 7 and Note 11(c).  Before August 2009, the shares were valued using the Black Scholes option pricing model at the date of grant using a 3 year term and a 33% forfeiture rate.  Beginning in August 2009, the shares were valued using a 100% forfeiture rate as all of the founders had forfeited their shares.

The fair value of these shares at July 31, 2009 of $1,077,773 (December 31, 2008 - $1,157,049) was recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense had been recognized in the nine months ended September 30, 2009 of $160,955 (year ended December 31, 2008 - $170,065) and included in management fees and employee salaries expense.  In August 2009, the forfeiture rate changed to 100% and at September 30, 2009, the fair value was $0.

A summary of the option activity under the 2007 Plan during 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2007	2,750,000	1.41	1.50
Granted	2,160,000	0.81	1.36
Exercised	-	-	-
Forfeited or expired	112,500	2.29	0.47
Options outstanding, December 31, 2008	4,797,500	1.12	1.46
Granted	200,000	0.27	0.18
Exercised	-	-	-
Forfeited or expired	2,167,500	1.67	1.44
Options outstanding, September 30,2009	2,830,000	0.64	1.38

Options vested at September 30, 2009	2,705,585	0.64	1.40

Aggregate Intrinsic Value	$0
Weighted average remaining life	3.21 Years

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 11 – COMMON STOCK (continued)

e)     Common Stock Purchase Warrants

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash.  The warrants expired June 10, 2009.

On May 1, 2008, the Company issued 50,000 common stock share purchase warrants with an exercise price of $2.33 to its investor relations firm in connection with a services agreement.  The warrants expire May 1, 2010.  The Company valued these warrants using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per warrant granted, and a total fair value of $45,500.

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at September 30, 2009 was $139,620 (December 31, 2008 - $157,895).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under ASC 815-40-25, and their fair value of $157,895 at December 31, 2008 was recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  During the nine months ended September 30, 2009, the decrease to the fair value of the warrants was $18,275 which was charged against corporate general and administrative expenses during the period.

As of September 30, 2009, 3,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
Warrants	Outstanding	Average	Date of
		Exercise Price	Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Warrants exercisable December 31, 2008	4,304,688	0.96
Granted	-	-
Cancelled or expired	1,000,000	1.25
Warrants exercisable September 30, 2009	3,304,688	0.89

Weighted average remaining life	1.60 Years

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 12 – DOMAIN NAME LEASES AND SALES

2009

In August 2009, the Company sold the domain name www.cricket.com.  Due to the uncertainty regarding the collectibility of the funds receivable under the sale agreement in the future, the Company only recognized the first instalment of $250,000 received during the third quarter of 2009.  This amount was included in the Company’s analysis under ASC 605-25 as disclosed in Note 6, and therefore one/sixth of $250,000, or $41,667 was recorded as a gain on sales-type lease of a domain name during the period.

In July 2009, the Company sold three domain names for $725,000 less 10% commission and the purchase prices were paid in full upon the execution of each agreement.  The resulting $374,887 in net gain was reported in the third quarter of 2009.

On April 15, 2009, the Company sold one domain name to an unrelated third party for $400,000, resulting in a $261,934 net gain in the second quarter of 2009.

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provided for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 was due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 was due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 was due on the first year anniversary of the Effective Date.  The Company was to lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name would be transferred to the purchaser only when full payment was received at the end of the lease term.  If the purchaser defaulted on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectibility of the funds in the future, only the amounts received were recorded as a gain on sale of a domain name.  During Q1 of 2009, a resulting gain of $290,000 was recorded based on the payments received.  During Q2 of 2009, a resulting gain of $65,000 was recorded based on the payment received in April 2009.  In May 2009, the purchaser breached the agreement.  As a result, the purchaser forfeited the total of $355,000 that had already been paid to the Company as of that date and that was recorded as a gain on sales-type lease of domain name.  Under the terms of the agreement, the Company retained the funds and the domain name.  In August 2009, the Company subsequently sold this domain name to an unrelated third party for $1,100,000 less $110,000 in commission and the purchase price was paid in full upon the execution of the agreement. The resulting gain of $740,000 was reported as a gain on sale of domain name in the third quarter of 2009.

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

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 13 – OTHER EXPENSES

During Q1 of 2009, the Company incurred various restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements.  There were no such expenses in Q2 or Q3 of 2009.

During Q1 of 2008, the Company incurred various restructuring costs totaling $629,856 relating to establishing the new management team.  During the period, such costs included severance payments to the Company’s former Chief Financial Officer of $168,429, $25,657 in consulting fees to the  former Chief Financial Officer, $317,109 in signing bonuses to the Company’s new Chief Corporate Development Officer and new Vice President Finance, a severance payment of $53,582 to one full time employee, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FrequentTraveller disposition in late 2007.  During Q2 of 2008, the Company incurred similar restructuring costs including $31,691 in valuation costs relating to the issuance of DHI shares to its parent company, which occurred in Q1 of 2008, and $2,000 in some final windup costs related to the FT disposition in late 2007.   During Q3 of 2008, the Company incurred $20,000 in costs related to engaging a firm to pursue capital financing opportunities that were terminated subsequent to the 2008 year end.

NOTE 14 – INCOME TAXES

The Company’s subsidiaries, DHI, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at September 30 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,138,000 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $6,187,000 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2028.  The Company’s subsidiary DHI also has approximately $896,300 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $129,156 at September 30, 2009 and $206,370 at December 31, 2008.  There was a deferred tax recovery during the three months ended September 30, 2009 of $64,732 and during the nine months ended September 30, 2009 of $77,214.

There has been no substantial change in the effective tax rate since December 31, 2008.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 15 – SEGMENTED INFORMATION

In 2008 and 2009, the Company’s operations were conducted in two business segments; eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the nine months ended September 30, 2009 as well as the year ended December 31, 2008, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce	Advertising	Total
	Products	and Other
For the nine months ended September 30, 2009	$	$	$
Revenue	4,881,614	333,409	5,215,023
Segment Loss From Operations	(2,163,156)	(1,357,089)	(3,520,245)

As at September 30, 2009	$	$	$
Total Assets	4,524,899	1,251,839	5,776,738
Intangible Assets	158,849	834,656	993,505

	eCommerce	Advertising	Total
	Products	and Other
For the nine months ended September 30, 2008 (as restated - see Note 2)	$	$	$
Revenue	5,663,508	75,108	5,738,616
Segment Loss From Operations	(4,608,567)	(3,064,649)	(7,673,215)

As at December 31, 2008 (as restated - see Note 2)	$	$	$
Total Assets	6,082,595	1,665,723	7,748,318
Intangible Assets	189,046	1,398,417	1,587,463

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	(unaudited)	(unaudited)
		(As Restated - See Note 2)

Segment Loss	$(3,520,245)	$(7,673,215)
Non-Operating Income (Expenses)
Gain on settlement of amounts due to Global Cricket Venture	375,000	-
Gain from sales and sales-type lease of domain names	2,101,421	168,206
Accretion interest expense	(63,300)	(56,600)
Interest expense	(15,251)	-
Interest and investment income	1,558	66,444
Gain on restructure of Auctomatic payable	29,201	-
Impairment of Auction Software	(590,973)	-
Net loss before taxes for the period	$(1,682,589)	$(7,495,165)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.
(formerly Communicate.com Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Unaudited)

NOTE 16 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its office in Vancouver, Canada from an unrelated party for a 5-year period from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CDN $
2009	30,049
2010	121,531
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 74% of basic rent.

Global Cricket Venture

On March 31, 2009, the Company, its subsidiary GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  The agreement constitutes full and final settlement of any and all historic and future outstanding obligations due from Live Current under the BCCI Memorandum.  Per the Termination Agreement, Live Current would be released from all accrued liabilities under the BCCI Memorandum after the $750,000 payment was made under the Novation Agreement described below.

The Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV.  The IPL Memorandum’s payment schedule was amended as well.

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party (“Mauritius”) all of the rights, title, and interest in and to the original MOU with the IPL, as amended by the Novation Agreement.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI Memorandum.  In order to facilitate the transfer of the Cricket.com website, the Company has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services.  Refer to Note 6.

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
For the three and nine months ended September 30, 2009
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

NOTE 19 – SUBSEQUENT EVENTS

Subsequent events have been evaluated up to the date the financial statements were available to be issued, November 13, 2009.

On November 10, 2009, the Company’s Board of Directors approved an Amendment to the Employment Agreement (the “Amendment”) of the Company’s Chief Executive Officer (“CEO”).  The Amendment modifies the CEO’s base salary in that effective February 1, 2009, his base salary is $120,000.  The Amendment recognizes that the salary related to $80,000 owing for his services from February 1, 2009 to September 30, 2009 has remained unpaid, and this amount is to be converted to shares of the Company’s common stock.  The effect of the decrease in salary for the period of February 1 to September 30, 2009 has been reflected in the Company’s interim financial statements ended September 30, 2009.  The stock price for such conversion shall be the closing price of the common stock on December 1, 2009.

On November 13, 2009 the Company also entered into a second amendment to the Employment Severance Agreement dated February 4, 2009 with Jonathan Ehrlich, the Company’s former President and Chief Operating Officer.

Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to Mr. Ehrlich as of November 16, 2009 in the gross amount of $109,375 will be paid in a lump sum payment less all applicable withholdings rather than over a period of 10 months.  Furthermore, Mr. Ehrlich agrees to waive all of the net monthly equity payments that we are obligated to pay him under the Employment Severance Agreement and will accept $20,000 cash, less all applicable withholdings, in lieu thereof.

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

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales as a result of the recession in the U.S., the possible failure of revenues to offset additional costs associated with any changes in our business model, the potential lack of acceptance by consumers of business websites we create in the future, the Company’s potential inability to create new businesses around domain names, the potential loss of customer or supplier relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Amendments No.1 and No. 2 thereto.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are included in Item 1.

(b)    Business Overview

We build consumer internet experiences around our portfolio of domain names.  In addition, we own hundreds of non-core domain names that we may choose to develop, lease or sell in the future to raise funds in a non-dilutive manner.  We generate revenues from consumer internet experiences in two different ways; through the online sales of products (eCommerce) and through the sale of advertising.  Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell brand name fragrances, skin care and hair care products directly to consumers.  We also generate revenues by selling online advertising space to advertisers or in partnership with third party advertising networks.  However, in 2008 and during the first three quarters of 2009, advertising accounted for less than 2% of total revenues.  We presently employ eighteen full-time and seven part-time employees, as well as one consultant.  Our principal office is located at #645-375 Water Street, Vancouver, British Columbia.  We also lease an office at 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, Washington.

In 2008, we began shipping our Perfume.com products to select international markets.  Until then, we shipped only to delivery addresses located in the United States.  However, during the period ending September 30, 2009, sales of products shipped to non-U.S. locations are immaterial and therefore are not disclosed separately.

The recent downturn in the global economy has significantly impacted the U.S. economy and consumer confidence.  It remains a challenge for all retailers, including online retailers, to achieve sales growth with adequate gross margins.  The current recession has caused a negative impact to some of our results as discussed below, and we expect this to continue for at least the short-term.

During 2008 and through the period ended September 30, 2009, our revenues were not sufficient to support our operations and we do not expect this to change in the short-term.  Therefore, we have needed to find ways to raise funds for working capital.  Toward the end of the 2008 fiscal year, we began to experience significant challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.  Furthermore, if we attempted to raise funds through the sale of our securities, the steep decline in the price of our common stock would result in significant dilution to our current stockholders.  As a result, management sold some of our non-core domain names to raise funds.  From December 31, 2008 through September 30, 2009, we sold seven domain names, not including our cricket.com domain name, for a total of nearly $3.4 million.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2010.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, including layoffs of staff and the termination of consulting and investor relations contracts.  In addition, our Chief Executive Officer has agreed to amend his employment agreement to reduce the annual base salary from $300,000 CAD to $120,000 CAD effective February 1, 2009.  Furthermore, he has agreed that the eight months of salary payable between February 1 and September 30, 2009, which totalled $80,000 CAD, would be deferred and converted to shares of our common stock at a conversion price equal to the closing price of one share of our common stock on December 1, 2009.  As a result of these efforts, our net cash outflows have begun to decrease.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RECENT DEVELOPMENTS

Karate.com

On May 15, 2009 (the “Effective Date”), we signed an agreement (“LLC Agreement”) with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish a limited liability company (“Karate, LLC”) for the purpose of developing, managing and monetizing our Karate.com domain name.  This partnership will provide management focus and resources to efficiently monetize the domain name.  Pursuant to the LLC Agreement, we will contribute the domain name, Karate.com, to Karate, LLC and will receive a 55% interest of Karate, LLC, plus a liquidation and withdrawal preference.  The Board of Directors of Karate, LLC will have equal representation from all parties with Domain Strategies and Develep having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  On the second anniversary of the Effective Date, we have the right to withdraw from Karate, LLC for any reason.  We also have the right to withdraw from Karate, LLC at any time on or before the third anniversary of the Effective Date if we are required at any time to make a capital contribution, or if our equity interest in Karate, LLC has been or will be diluted in any way.  In the event we are the terminating party, ownership of the domain name www.karate.com will revert back to us, however Domain Strategies will have the right but not the obligation to purchase the domain name www.karate.com for $1 million within 60 days of termination.  The website went live during Q3 of 2009, however no capital contributions have been made to date.

Exit from Cricket

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

In conjunction with the Assignment, on August 25, 2009 DHI entered into the Cricket.com Lease and Transfer Agreement (the “Lease”) with a company related to Mauritius.  The Lease is dated August 20, 2009.  Pursuant to the Lease, DHI leased to Mauritius the cricket.com domain name, the cricket.com website (the “Website”), and certain support services in exchange for the payment of $1 million (the “Purchase Price”) plus the expenses described below.  The Purchase Price is to be paid in 4 equal installments, each of $250,000.  The first installment was received subsequent to the execution of the Lease and the remaining 3 installments are to be paid on a quarterly basis.  Upon the payment of the final installment and the expenses described below, DHI will assign to Mauritius all rights, title and interest in the Website, the cricket.com domain name and the registration thereof, all trademarks, services marks and logos that incorporate the term cricket.com and the goodwill (if any) associated with the foregoing.

In order to facilitate the transfer of the Website, DHI has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services including (i) direct costs incurred by DHI for maintaining the Website, (ii) rent and overhead costs in the amount of $2,500 per month, (iii) employee related costs, and (iv) severance costs (not to exceed $60,000) related to the termination of employees whose employment will be terminated as a result of the transfer of the Website.  The $60,000 payment has been received.  In addition, Mauritius has agreed that, prior to the expiration of the Transition Period, it will either enter into an employment agreement with Mark Melville, the Company’s President and Chief Corporate Development Officer, or pay any severance costs related to his termination without cause (with the exception of special bonus payments), in accordance with the terms of his employment agreement with the Company.  These two agreements will result in our full exit from the Cricket business with the exception of interim support services which we have agreed to provide for a period of six months.

Auctomatic

At the end of the second quarter of 2009, we determined that the auction software acquired through the merger with Auctomatic was impaired.  As a result, we recorded an impairment loss of $590,973 at that date.

In August 2009, we reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible notes bearing interest at 10%. The payment due date is May 22, 2010.

Also in August 2009, we reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their severance agreements, we agreed to pay the amounts owed under the Merger Agreement at a 10% discount to face value.  We are paying these amounts in instalments.  During Q3 of 2009, we also paid them a total of $60,000 of severance costs due pursuant to the terms of their employment agreements.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

RESTATEMENT OF FINANCIAL STATEMENTS

Correction of an error in comparative periods:

On June 18, 2009, we were advised by Ernst & Young, LLP, our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the quarter ended September 30, 2008 and the years ended December 31, 2008 and 2007 contained errors.  Based on the foregoing, C. Geoffrey Hampson, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that these financial statements should no longer be relied upon.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative periods ended September 30, 2008 and December 31, 2008.  Please also see Note 2 to our restated financial statements, as well as our related disclosure in Amendments No.1 and No. 2 to  our Form 10-K, as filed with the Securities and Exchange Commission on September 14, 2009 and October 26, 2009, respectively.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The December 31, 2008 financial statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at December 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5 to our interim consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $0 in the three month period and $75,748 in the nine month period ended September 30, 2008.  There was no effect to the non-controlling interest on the consolidated balance sheets at December 31, 2008.

C. Management Compensation:

(i)  The financial statements for the three and nine month periods ended September 30, 2008 did not expense $77,729 and $255,481, respectively, for two CDN$250,000 special bonuses to be paid on October 1, 2008 and October 1, 2009 to our former President and Chief Operating Officer pursuant to his employment agreement.  These special bonuses were not discretionary, but would only be paid if he remained employed as an officer of the Company on the dates payable.  On February 4, 2009, he resigned as our President and Chief Operating Officer and employee, effective January 31, 2009.  There was no effect to the December 31, 2008 or September 30, 2009 financial statements.

(ii) The financial statements for the three and nine month periods ended September 30, 2008 did not expense $31,091 and $102,192, respectively, for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to our current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The effect to the consolidated balance sheets at December 31, 2008 was an underaccrual of bonuses payable of $119,045.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in decreases of $6,514 and $90,850 to stock-based compensation expense in the three and nine month periods ended September 30, 2008.

E. Other

(i)   Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounting expense (included in Corporate General and Administrative expenses) of $0 and $63,750 in the three and nine month periods, respectively, ended September 30, 2008.  The error resulted in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 in the year ended December 31, 2008.

(ii)   Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was $157,895 and was presented as equity in the financial statements for the fiscal year ended December 31, 2008.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  There were no changes to the fair value of the warrants between the November 2008 issue date and December 31, 2008.  There was no effect to the comparative reported amounts at September 30, 2008.

G. Shares issued in connection with the merger with Auctomatic:

(i)   Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the nine months ended September 30, 2008 and year ended December 31, 2008.

(ii)   Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in the three and nine months ended September 30, 2008 was $104,251 and $149,577, respectively.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 of amounts payable as at December 31, 2008 to the BCCI and IPL.

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the three months ended September 30, 2008.

For the three months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,954,684	$-	$1,954,684

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,602,249	-	1,602,249

GROSS PROFIT		352,435	-	352,435

OPERATING EXPENSES
Amortization and depreciation		96,707	-	96,707
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative		1,014,145	-	1,014,145
ECommerce general and administrative		114,973	-	114,973
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,964,479	206,557	2,171,036
Corporate marketing		14,449	-	14,449
ECommerce marketing		99,412	-	99,412
Other expenses		20,000	-	20,000
Total Operating Expenses		3,353,308	206,557	3,559,865

NON-OPERATING INCOME (EXPENSES)
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		7,266	-	7,266
Total Non-Operating Income (Expenses)		(49,334)	-	(49,334)

CONSOLIDATED NET LOSS		(3,050,207)	(206,557)	(3,256,764)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	-	-

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,050,207)	$(206,557)	$(3,256,764)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.14)	(0.01)	$(0.15)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		21,625,005	-	21,625,005

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$5,738,616	$-	$5,738,616

COSTS OF SALES (excluding depreciation and amortization as shown below)		4,667,197	-	4,667,197

GROSS PROFIT		1,071,419	-	1,071,419

OPERATING EXPENSES
Amortization and depreciation		155,861	-	155,861
Amortization of website development costs		29,143	-	29,143
Corporate general and administrative	E(i)	2,053,210	63,750	2,116,960
ECommerce general and administrative		385,281	-	385,281
Management fees and employee salaries	C(i), C(ii), D, G(ii)	4,517,807	416,400	4,934,207
Corporate marketing		61,151	-	61,151
ECommerce marketing		378,484	-	378,484
Other expenses		683,547	-	683,547
Total Operating Expenses		8,264,484	480,150	8,744,634

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Accretion interest expense		(56,600)	-	(56,600)
Interest and investment income		66,444	-	66,444
Total Non-Operating Income (Expenses)		178,050	-	178,050

CONSOLIDATED NET LOSS		(7,015,015)	(480,150)	(7,495,165)
ADD: NET LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(7,015,015)	$(404,672)	$(7,419,687)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders		$(0.32)	(0.02)	$(0.34)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		21,625,005	-	21,625,005

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(7,015,015)	$(404,672)	$(7,419,687)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Accretion expense		56,600		56,600
Stock-based compensation	D, G(ii)	1,575,146	58,727	1,633,873
Warrants issued		9,480	-	9,480
Issuance of common stock for services		264,859	-	264,859
Amortization and depreciation		169,900	-	169,900
Change in operating assets and liabilities:
Accounts receivable		71,353	-	71,353
Prepaid expenses and deposits		145,132	-	145,132
Accounts payable and accrued liabilities	E(i)	247,697	63,750	311,447
Bonuses payable	C(i), C(ii)	489,960	357,673	847,633
Deferred revenue		(40,708)	-	(40,708)
Cash flows from (used in) operating activities		(4,193,802)	75,478	(4,118,324)

INVESTING ACTIVITIES
Deferred acquisition costs		(320,264)	-	(320,264)
Net proceeds from sales-type lease of domain name		140,540	-	140,540
Cash consideration for Auctomatic		(1,530,047)	-	(1,530,047)
Purchases of property & equipment		(182,531)	-	(182,531)
Website development costs		(380,342)	-	(380,342)
Cash flows used in investing activities		(2,272,644)	-	(2,272,644)

FINANCING ACTIVITIES
Deferred financing costs		(106,055)	-	(106,055)
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows used in financing activities		(106,055)	(75,478)	(181,533)

Net increase (decrease) in cash and cash equivalents		(6,572,501)	-	(6,572,501)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$802,744	$-	$802,744

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of equity for the year ended December 31, 2008 and the nine months ended September 30, 2009.

		As previously reported					Live Current Media Stockholders
		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non-Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	$(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	40,248	(9,966,208)	(96,540)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(238,947)	2,016,654	(21,062)	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)				(634,647)	(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(296,879)	1,837,064	(29,069)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	15,335	15,746,501	(14,571,259)	1,190,577	(296,879)	893,698	(32,014)	861,684
Stock-based compensation		-	-	353,330		353,330	-	353,330	-	353,330
Net income (loss) and comprehensive income (loss)					703,127	703,127	-	703,127	23,337	726,464
Balance, September 30, 2009 (unaudited)		24,026,180	$15,335	$16,099,831	$(13,868,132)	$2,247,034	$(296,879)	$1,950,155	$(8,677)	$1,941,478

(c)    Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended September 30, 2009.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited) (As Restated)
SALES
Health and beauty eCommerce	$1,498,265	$1,934,829
Sponsorship revenues	218,672	-
Domain name advertising	19,345	19,855
Miscellaneous income	21,454	-
Total Sales	1,757,736	1,954,684

COSTS OF SALES
Health and Beauty eCommerce	1,183,479	1,602,249

Total Costs of Sales (excluding depreciation and amortization as shown below)	1,183,479	1,602,249

GROSS PROFIT	574,257	352,435

OPERATING EXPENSES
Amortization and depreciation	21,314	96,707
Amortization of website development costs	28,967	29,143
Corporate general and administrative	226,570	1,014,145
ECommerce general and administrative	63,461	114,973
Management fees and employee salaries	760,631	2,171,036
Corporate marketing	3,939	14,449
ECommerce marketing	107,678	99,412
Other expenses	-	20,000
Total Operating Expenses	1,212,560	3,559,865

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture payments	125,000	-
Gain from sales and sales-type lease of domain names	1,156,554	-
Accretion interest expense	-	(56,600)
Interest expense	(10,723)	-
Interest and investment income	3	7,266
Gain on restructure of Auctomatic payable	29,201	-
Total Other Income (Expenses)	1,300,035	(49,334)

NET INCOME (LOSS) BEFORE TAXES	661,732	(3,256,764)

Deferred tax recovery	(64,732)	-

CONSOLIDATED NET INCOME (LOSS)	726,464	(3,256,764)

ADD: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(23,337)	-

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR
THE PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$703,127	$(3,256,764)

INCOME (LOSS PER SHARE - BASIC AND DILUTED
Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.03	$(0.15)
Weighted Average Number of Common Shares Outstanding - Basic	23,593,205	21,625,005

Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.03	$(0.15)
Weighted Average Number of Common Shares Outstanding - Diluted	26,011,464	21,625,005

BALANCE SHEET DATA

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited) (As Restated)
Assets
Current Assets	$1,694,945	$2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	240,147	1,042,851
Website development costs	242,101	355,391
Intangible assets	993,505	1,587,463
Goodwill	2,606,040	2,606,040
Total Assets	$5,776,738	$7,748,318

Liabilities
Current Liabilities	$3,526,208	$5,333,081
Deferred income tax	129,156	206,370
Deferred lease inducements	40,276	55,380
Warrants	139,620	157,895
Total Liabilities	3,835,260	5,752,726

Stockholders' Equity
Common Stock	15,335	14,855
Additional paid-in capital	16,308,713	14,757,932
Accumulated deficit	(14,373,893)	(12,756,133)
Total Live Current Media Inc. stockholders' equity	1,950,155	2,016,654
Non-controlling interest	(8,677)	(21,062)
Total Stockholders' Equity	1,941,478	1,995,592
Total Liabilities and Stockholders' Equity	$5,776,738	$7,748,318

(d)    Results of Operations

Sales and Costs of Sales

Quarter over Quarter Analysis

Overall, combined sales in Q3 of 2009 totaled $1,757,736 as compared to $1,954,684 in Q3 of 2008, a decrease of 10.1%.  This decrease was driven by the decrease in sales at Perfume.com as noted below, however it was offset by sponsorship revenues earned on Cricket.com before its disposal.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 85.2% of total revenues including these sponsorship revenues in Q3 of 2009, or 97.3% of total revenues excluding these sponsorship revenues in Q3 of 2009, compared to approximately 99.0% of total revenues in Q3 of 2008.  A discussion of the decline in our revenues is included below.

Costs of sales were $1,183,479 in Q3 of 2008 compared to $1,602,249 during Q3 of 2008, a decrease of 26.1%.  This resulted in an overall gross margin in Q3 of 2009 of $574,257, or 32.7%, including sponsorship revenues and $355,585, or 23.1% excluding sponsorship revenues.  This is compared to a gross margin of $352,435, or 18.0% in Q3 of 2008.  This significant increase in the overall gross margin in Q3 of 2009 is due to a change in management’s focus regarding product sale prices and discounts on our Perfume.com website as discussed below, as well as the implementation of other income opportunities that require few costs to manage and have a 100% gross margin.

Period over Period Analysis

Total sales reported year-to-date at September 30, 2009 decreased by $523,593, or 9.1%, over the same period of 2008.  The decrease without consideration of Cricket.com sponsorship revenues of $218,672 was $742,265, or 12.9%, due primarily to a decline in Perfume.com revenues as described below.  The decrease in costs of sales period over period of $781,352, or 16.7% is also consistent with the decline in our eCommerce business.  Overall gross margin in the nine months ended September 30, 2009 was 22.2% excluding sponsorship revenues, compared to 18.7% in the same period last year.

Health and Beauty eCommerce Sales

Our Perfume.com sales result from the sale of fragrances, designer skin care and hair care products.  Our results from the nine months ended September 30, 2008 include eCommerce monetization of Body.com which ended in early 2008.  Perfume.com accounted for nearly all of our eCommerce sales in 2008 and 2009 and we expect that this will continue in the short term.

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2008.

Quarter Ended	Total Quarterly Sales	Average Daily Sales

March 31, 2008	$1,816,007	$19,956
June 30, 2008	1,912,217	21,013
September 30, 2008	1,934,829	21,031
December 31, 2008	3,604,003	39,174
Fiscal Year 2008 Totals	$9,267,056	$25,320

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
September 30, 2009	1,498,265	16,285
Year-To-Date 2009 Totals	$4,881,614	$17,881

The most recent quarters have presented great challenges for all retailers, including eCommerce, due to the worldwide economic downturn.  As noted above, the majority of our revenues come from consumers in the United States, which is still experiencing a severe recession that has adversely affected consumer spending on discretionary items.  This decline in discretionary consumer spending has contributed to the decrease in revenues from Perfume.com.

Quarter over Quarter Analysis

Perfume.com revenues decreased 22.6% to $1,498,265 in Q3 of 2009 from $1,934,829 in Q3 of 2008.  Daily sales averaged $16,285 in Q3 of 2009 compared to $21,031 per day in Q3 of 2008.  This decrease was due both to the decline in economic conditions and a shift in management’s strategy.  Whereas in 2008 we were focusing on increasing revenues to the detriment of our gross margin ratios, in 2009 the strategy is to increase gross margins by limiting aggressive and unprofitable SEO practices and discounts, to increase the value of the content on the site, and to increase the sales prices of products on our website.

Perfume.com revenues decreased 9.9% in Q3 of 2009 over Q2 of 2009, which in turn had decreased 3.3% over Q1 of 2009.  As noted above, daily sales during Q3 of 2009 averaged $16,285 as compared to daily sales of $18,277 in Q2 of 2009 and $19,113 in Q1 of 2009.  Management believes that this business segment, especially with the new strategy of higher engagement and higher prices, continues to demonstrate strong potential.  This view is reinforced by the fact that despite the economic decline in the United States over the last four quarters and management’s implementation of increased prices for products on our website, the site has continued to perform as anticipated.  However, it is possible that consumer spending on discretionary items will continue to decline as the recession in the U.S., from which we earn the majority of our eCommerce revenues, continues.

The following table summarizes our gross margins and gross margin percentages earned on the sale of Health and Beauty products during each quarter since January 1, 2008.

Quarter Ended	Quarterly Gross Margins $	Quarterly Gross Margin %

March 31, 2008	$334,678	18.4%
June 30, 2008	329,150	17.2%
September 30, 2008	332,580	17.2%
December 31, 2008	591,397	16.4%
Fiscal Year 2008 Totals	$1,587,805	17.1%

March 31, 2009	$333,548	19.4%
June 30, 2009	347,435	20.9%
September 30, 2009	314,786	21.0%
Year-To-Date 2009 Totals	$995,769	20.4%

Costs of shipping and purchases totaled $1,183,479 in Q3 of 2009 as compared to $1,602,249 in Q3 of 2008. This produced a gross margin in Perfume.com of $314,786 or 21.0% in Q3 of 2009 compared to $332,580 or 17.2% in Q3 of 2008.  Gross profit margins in Q2 of 2009 of $347,435 or 20.9% and Q1 of 2009 of $333,548 or 19.4% demonstrate management’s continued effort to increase gross margins even at the risk of decreased revenues.  Gross profit margin in Q3 of 2009 increased by almost 4 percentage points to 21.0% compared to gross margins of 17.2% in Q3 of 2008, and increased by 0.1 percentage points over Q2 of 2009, which had in turn increased 1.5 percentage points over Q1 of 2009.  Management continues to research and pursue opportunities that may contribute to higher gross margin percentages in the future.  Management anticipates that it will maintain a profit margin of approximately 20% through 2009.  Over the next several quarters, management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should also increase gross margins by the end of 2010.

Period over Period Analysis

Perfume.com revenues decreased 13.8% to $4,881,614 in the nine months ended September 30, 2009 from $5,663,053 in the nine months ended September 30, 2008.  Daily sales of $17,881 in the first three quarters of 2009 are down from daily sales of $20,668 in the first three quarters of 2008.  This decrease was in part due to the decline in economic conditions; however as management has shifted its focus to increasing gross margins from increasing gross revenues, we expect this trend to continue.

Costs of shipping and purchases decreased 16.7% to $3,885,845 in the nine months ended September 30, 2009 from $4,666,645 in the same period of 2008.  This resulted in a gross margin during the first three quarters of 2009 of $995,769 or 20.4% compared to $996,408 or 17.6% in the first three quarters of 2008.  During and subsequent to the third quarter of 2009, management has revised our business plan for Perfume.com and is now focused on increasing gross margins and cutting costs.  As a result, although there has been decline in revenues period over period, these changes have provided the Company with healthier gross margins quarter over quarter in 2009.

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

Advertising and Miscellaneous Income

Quarter over Quarter Analysis

In Q3 of 2009, we generated advertising revenues of $19,345 compared to $19,855 in Q3 of 2008, a decrease of 2.6%.  Management terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues have decreased every quarter in 2008 and 2009 as a result.  In Q3 of 2009, advertising accounted for 1.1% of total revenues including sponsorship revenues and 1.3% excluding these revenues, consistent with 1.0% of total revenues in Q3 of 2008.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters as management investigates new monetization opportunities with vendors, and seeks to increase advertising options available on our properties.

In early 2009, we implemented a new cost sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services.  This income is classified as miscellaneous and other income on our consolidated statements of operations.

Period over Period Analysis

During the nine months ended September 30, 2009, our advertising revenues were $66,715 compared to $75,108 in the same period of 2008, a decrease of 11.2%.  These revenues accounted for 1.3% of total revenues during the first three quarters of 2009 both including and excluding sponsorship revenues, consistent with 1.3% during the same period in 2008. As noted above, management continues to pursue new opportunities to increase advertising revenues, however we do not expect them to account for a significant portion of our revenue stream.

Domain Name Leases and Sales

There was one outright sale of a domain name in the 2008 fiscal year and sales of six domain names in the first three quarters of 2009, not including Cricket.com.  Management has successfully raised significant funds in order to aid in the Company’s liquidity, continues to evaluate expressions of interest from domain name buyers, and continues to search for other domain names that would complement either the advertising or eCommerce businesses.

General and Administrative

Quarter over Quarter Analysis

In Q3 of 2009, we recorded total general and administrative expense of $290,031 or 16.5% of total sales as compared to $1,129,118 or 57.8% of total sales in Q3 of 2008, a decrease of $839,087 or over 74.3%. This total includes corporate and eCommerce related general and administrative costs.  Total general and administrative expenses in Q3 of 2009 have increased by 3.3% compared to Q2 of 2009, which in turn were 20.9% lower than the $366,510 in Q1 of 2009.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $226,570 have decreased from the amount of $1,014,145 in Q3 of 2008 by $787,575, or 77.7%.  One of the significant costs we incurred during Q3 of 2008 which was not incurred in Q3 of 2009 was approximately $310,000 in payments made both in cash and common stock for investor relations services.  We also significantly reduced expenses during Q3 of 2009, including reductions of $34,000 in travel, $19,000 in rent benefits and approximately $49,000 in legal expenses.  Expenses related to our cricket activities decreased by approximately $370,000 over Q3 of 2008.  In total, corporate general and administrative expenses accounted for 12.9% of total revenues in Q3 of 2009, compared to 12.1% in Q2 of 2009, 18.6% in Q1 of 2009 and 51.9% in Q3 of 2008.

Corporate general and administrative costs for Q3 of 2009 have increased by $19,442, or 9.4%, over the $207,128 in Q2 of 2009, which had decreased by $119,226, or 36.5%, over Q1 of 2009.  The slight increase in Q3 of 2009 is due primarily to an increase in audit and accounting costs during the quarter related to our recent restatements.

We have incurred additional legal expenses to comply with new disclosure and reporting requirements mandated by the British Columbia Securities Commission (“BCSC”) for companies listed on the OTCBB with a presence in British Columbia.  These regulations were effective as of September 15, 2008.

ECommerce general and administrative costs, which totaled $63,461 in Q3 of 2009, decreased by $51,512, or 44.8%, over Q3 of 2008 primarily due to an $8,000 decrease in merchant fees, $10,400 in decreased internet traffic expenses, and $20,000 in decreased in travel and accommodations costs, as well as significant foreign exchange effects due to higher volatility of foreign exchange rates in Q3 of 2009 compared to Q3 of 2008.  These expenses represented 4.2% of eCommerce sales in Q3 of 2009 compared to 4.4% in Q2 of 2009, 4.7% in Q1 of 2009 and 5.9% in Q3 of 2008.

ECommerce general and administrative expenses in Q3 of 2009 decreased by $10,207, or 13.9%, over Q2 of 2009, which in turn had decreased by $6,552, or 8.2%, compared to Q1 of 2009 primarily due to overall cost cutting measures.  This downward trend is the culmination of our active efforts to curtail spending.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and management’s continued focus on growing the eCommerce business throughout 2009.

Period over Period Analysis

In the nine months ended September 30. 2009, we recorded total general and administrative expense of $972,769 or 18.7% of total sales as compared to $2,502,241 or 43.6% of total sales in the same period of 2008, a decrease of over $1,529,472, or 61.1%.  Management has actively curtailed its spending since early 2009, and expects this trend to continue throughout the remainder of the year.

Corporate general and administrative costs in the nine months ended September 30, 2009 of $755,420 have decreased by $1,361,540, or more than 64%, compared to $2,116,960 spent in the same period of 2008.  One of the significant costs we incurred during the nine months ended September 30, 2008 which was not incurred during the nine months ended September 30, 2009 was approximately $528,000 in payments made in cash and common stock for investor relations services.  We also significantly reduced expenses during the nine months ended September 30, 2009, including reductions of $39,100 in meals and entertainment, $139,500 in travel, $36,800 in telephone, $16,000 in automobile allowance and parking costs, and $10,500 in office related supplies.  The decrease in these expenses was due to management’s focus in 2009 on cutting costs as well as the decrease in the number of employees in 2009.  The expenses in the first three quarters of 2009 also decreased by $78,000 in rent benefits and approximately $169,000 in legal expenses due to our addition in mid-2008 of in-house legal counsel.  Cricket related expenses included in corporate general and administrative costs in the first three quarters of 2009 were $21,095, which represented a decrease of approximately $350,000 over the $370,471 expensed in first three quarters of 2008.  In total, these expenses accounted for 14.5% of total revenues in the period ended September 30, 2009, compared to 36.9% in the same period of 2008.

ECommerce general and administrative costs, which totaled $217,348 in the nine months ended September 30, 2009, decreased by $167,933, or 43.6%, over the $385,281 expensed in the same period of 2008.  During the first three quarters of 2008, we spent $105,300 for recruiting costs, which was not repeated during the same period of 2009.  We also reduced, period over period, $8,100 in domain renewal fees, $6,100 in internet traffic, $27,300 in travel and accommodation costs related to our Perfume.com business, and $10,000 in merchant fees due to decreased sales in 2009, as well as significant effects to our accounts relating to higher volatility of foreign exchange rates in the first three quarters of 2009 compared to the first three quarters of 2008.  These expenses represented 4.5% of eCommerce sales in the first three quarters of 2009 compared to 6.8% in the same period of 2008.

Management Fees and Employee Salaries

Quarter over Quarter Analysis

In Q3 of 2009, we incurred total management fees and staff salaries of $760,631 compared to $996,661 in Q2 of 2009 and $1,193,595 in Q1 of 2009.  This amount includes stock based compensation of $353,331 in Q3 of 2009, $452,487 in Q2 of 2009 and $610,342 in Q1 of 2009.  The management fees and staff salaries expense in these periods also include accrued amounts for special bonuses payable to one member on the management team of $12,177 in Q3 of 2009, $10,427 in Q2 of 2009 and $8,919 in Q1 of 2009.  Excluding the amounts for bonuses and stock based compensation, normalized management fees and employee salaries expense in Q3 of 2009 was $395,123, Q2 of 2009 was $533,747 and Q1 of 2009 was $574,334.  This produced a decrease in Q3 of 2009 of 26.0% over Q2 of 2009, which in turn had decreased by 7.1% over Q1 of 2009.  This decrease was primarily due to staff terminations in 2009.

The normalized expense in Q3 of 2009 of $395,123 decreased by $863,581, or 68.6%, over Q3 of 2008.  The decrease was due to the fact that we terminated several employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, has been consistent quarter over quarter for the current fiscal year and represented 22.5% of total revenues in Q3 of 2009 versus 31.3% in Q2 of 2009 and 32.8% in Q1 of 2009.  The comparable amount in Q3 of 2008 represented 64.4% of total revenues during that period.  The decreasing trend is a result of lay-offs and other active measures to cut costs.  Management believes that it is reasonable for the Company to maintain salaries expense at approximately 20% of total revenues.

Period over Period Analysis

During the nine months ended September 30, 2009, we incurred total management fees and staff salaries of $2,950,887 compared to $4,934,207 in the comparative period of 2008, a decrease of over 40%.  This amount includes stock based compensation of $1,416,160 and $1,633,873 in the 2009 period and 2008 period respectively.  It also includes accrued amounts for special and performance bonuses payable to management and employees of $31,523 in the first three quarters of 2009 and $606,343 in the first three quarters of 2008.  Excluding these amounts, normalized management fees and employee salaries expense was $1,503,204 in the nine months ended September 30, 2009 compared to $2,693,991 in the same period of 2008, resulting in a decrease of 44.2% period over period.  This decrease was primarily due to the fact that we terminated several employees in early 2009, as well as decreased costs related to our activities in Cricket.  Cricket related expenses included in management fees and salaries in the three quarters ended September 30, 2009 were $424,425, while during the same period of 2008 these expenses totaled $630,065.  In August 2009, we terminated our activities related to the cricket venture.

Marketing

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q3 of 2009, we incurred total marketing expenses of $111,617, or 6.4% of total revenues, compared to $121,186, or 7.1% of total revenues, in Q2 of 2009 and $115,298, or 6.6% of total revenues in Q1 of 2009, and $113,861, or 5.8% of total revenues, in Q3 of 2008.

Included in this total were corporate marketing expenses of $3,939 in Q3 of 2009 compared to $6,221 in Q2 of 2009, $3,876 in Q1 of 2009, and $14,449 in Q3 of 2008.  These amounts have remained consistently low throughout 2009.  The larger expenses we incurred during Q3 of 2008 related to an increase in news releases and public relations last year arising from our decision to reposition and rebrand the Company.

ECommerce marketing expenses in Q3 of 2009 were $107,678, or 7.2% of eCommerce sales, compared to $114,965, or 6.9%, in Q2 of 2009, $111,422, or 6.5%, in Q1 of 2009 and $99,412, or 5.1% of eCommerce sales, in Q3 of 2008.  These expenses have been consistent since mid-2008 due to increased effective email marketing campaigns for Perfume.com.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Period over Period Analysis

During the first three quarters of 2009, we incurred $348,101 in marketing costs, or 6.7% of total revenues, compared to $439,635, or 7.7% of total revenues in the same period of 2008.

Included in this total was $14,036 in corporate marketing expenses in the 2009 period compared to $61,151 in the 2008 period, a decrease of over $47,115 or 77.1%.  This decrease was primarily due to a $47,000 reduction in public relations services in 2009. Corporate marketing expenses included costs related to our cricket activities totaling $6,787 in the first three quarters of 2009 compared to $9,487 in the first three quarters of 2008.  Corporate marketing costs in both periods account for a small percentage of total revenues.

ECommerce marketing expenses during the period ended September 30, 2009 were $334,065 compared to $378,484 in the comparative period in 2008.  The decrease of $44,419 or 11.7% period over period was due to a decrease of approximately $32,000 in pay-per-click advertising campaigns and email advertising campaigns combined, and a reduction of $10,000 in general advertising costs during the first three quarters of 2009 compared to the same period in 2008 as management continues to explore cost-effective ways to drive revenues and traffic.  ECommerce marketing costs in the first three quarters of 2009 accounted for 6.8% of eCommerce sales and were consistent with 6.6% in the first three quarters of 2008.  Management believes it is reasonable to expect eCommerce marketing costs to remain under 10% of eCommerce sales.

Our websites’ search rankings currently perform adequately however management believes targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.

Other Expenses

During the first quarter of 2008, we incurred various unusual and one-time costs totaling $629,856.  During Q2 of 2008, we incurred similar restructuring costs including $31,691 in valuation costs relating to the payment of amounts owed to the Company by its subsidiary, DHI, with shares of DHI common stock which were issued in Q1 2008, and $2,000 in some final windup costs related to the FT disposition in late 2007.  During Q3 of 2008, we incurred $20,000 in costs related to engaging a firm to pursue capital financing opportunities that were terminated subsequent to the 2008 year end.  Total other expenses for the nine months ended September 30, 2008 were $683,547.

During Q1 of 2009, we incurred various restructuring costs of $264,904 consisting of severance payments to our former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.  There were no such expenses in Q2 or Q3 of 2009.

Global Cricket Venture

We incurred $227,255 in the first quarter of 2009, $155,968 in the second quarter of 2009, and $69,084 in the third quarter of 2009 relating to Global Cricket Venture, sometimes referred to in this report as “GCV”.  These costs relate to, but are not limited to, expenditures for business development, travel, marketing consulting, and salaries.  As such, the costs have been reported as $6,787 of corporate marketing, $424,425 of management fees and employee salaries, and $21,095 of corporate general and administrative expenses.  On March 31, 2009, the Company, GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On the same date, the Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the combined $1 million owed to the BCCI and the IPL at December 31, 2008 was reduced to $500,000, consisting of $125,000 owed to the BCCI and $375,000 owed to the IPL.  We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments included in the Memoranda of Understanding (“MOUs”) by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV through the Novation Agreement.  During the first quarter of 2009, the Company also accrued the payment of $625,000 that was due to be paid to the BCCI on January 1, 2009.  As a result of the Novation Agreement, the consolidated financial statements for the six months ended June 30, 2009 reflected a gain on settlement of GCV related payments of $250,000.

Subsequently, in August 2009, GCV transferred and assigned to an unrelated third party (“Mauritius”) all of its rights, title, and interest in and to the original MOU with the IPL, as the original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  As a result, the $750,000 that was payable to the BCCI and IPL was assumed and paid by Mauritius during the third quarter of 2009.

We also agreed to sell the cricket.com domain name, along with the website, content, copyrights, trademarks, etc., to a company related to Mauritius for consideration of four equal payments of $250,000.  In order to facilitate the transfer of the Cricket.com website, we agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services.  The cricket.com domain name shall remain the property of the Company until all payments have been made.    The first instalment of $250,000 was received in September 2009.  Collectibility of the remaining three instalments is not reasonably assured, therefore we have only recognized the first $250,000 in our calculation of the gain on sales-type lease of cricket.com as discussed below.

We accounted for these transactions under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services we are to provide to Mauritius during the transition period, are to be recognized over the six month transition period, or from September 2009 to February 2010.  As a result, the Company recognized one/sixth of the gain on settlement of the amounts owing under the Novation Agreement and one/sixth of the gain on sales-type lease of cricket.com during the third quarter of 2009.  Refer to Note 6 in our interim consolidated financial statements attached as Item 1.

These two agreements will result in our full exit from the Cricket business with the exception of interim support services which we have agreed to provide for a period of six months.

(e)    Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the internet, “pay-per-click” advertising, and by selling advertising on media rich websites with relevant content. However, during the 2008 fiscal year our revenues were not adequate to support our operations. In order to conserve cash, we paid certain service providers with shares of our common stock during the first three quarters of 2009 and sold or leased some of our domain name assets, in order to better manage our liquidity and cash resources.

As at September 30, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $1,831,263, compared to a working capital deficiency of $3,199,931 at the fiscal year ended December 31, 2008.  During the three months ended September 30, 2009, we incurred net income of $703,127 and an increase in cash of $929,939 compared to a net loss of $3,256,764 and a decrease in cash of $1,095,196 over the three month period ended September 30, 2008.  During the nine months ended September 30, 2009, we incurred a net loss of $1,617,760 and a decrease in cash of $596,115 compared to a net loss of $7,419,687 and a decrease in cash of $6,572,501 for the same nine month period of last year.  From the beginning of the fiscal year to September 30, 2009, we increased our accumulated deficit to $14,373,893 from $12,756,133 and have stockholders’ equity of $1,941,478.

The net loss in the nine months ended September 30, 2009 included a $590,973 impairment loss related to the auction software acquired pursuant to the merger with Auctomatic in May 2008.  Refer to Note 8 of our interim consolidated financial statements.

The decrease in cash for the nine month period primarily included cash outlays to pay off some large accounts payable that had been accrued at the December 31, 2008 fiscal year end.  Other payments that were either unusual or non-operational in nature included expenses that were paid during the period related to Global Cricket Venture.

Operating Activities

Operating activities in the nine months ended September 30, 2009 resulted in cash outflows of $3,405,744 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $1,416,160, offsetting the special bonuses accrued in the amount of $204,127, the decrease in accounts payable and accrued liabilities of $1,169,274, and the gain from the sales and sales-type lease of domain names of $2,101,421.  In the nine months ended September 30, 2008, cash outflows of $4,007,578 were primarily due to the loss of the period offset by stock-based compensation expensed during the period of $1,633,873 and bonuses accrued of $847,633.

Investing Activities

Investing activities during the nine months ended September 30, 2009 generated cash inflows of $2,797,244, primarily due to $2,989,051 in net proceeds received from the sale and sales-type lease of domain names.  During the nine months ended September 30, 2008, we generated cash outflows of $2,383,390 primarily due to the cash consideration of $1,640,793 paid in conjunction with the Auctomatic merger, deferred acquisition costs of $320,264, the investment of approximately $182,531 in property and equipment, and $380,342 in website development.

Financing Activities

The effect to financing activities for the nine months ended September 30, 2009 and 2008 was the attribution of income to our non-controlling interest of $12,385.  The nine months ended September 30, 2008 included the attribution of losses to our non-controlling interest of $75,478 as well as deferred financing costs of $106,055.

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

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We have sold selected domain names in order to address short term liquidity needs.  Two domain names were sold or leased during the first quarter of 2009 for $755,000.  In the second quarter of 2009, we sold an additional domain name for proceeds of $400,000.  In the third quarter of 2009, we sold an additional four domain names for $1.825 million in addition to the agreements that were reached with Mauritius relating to cricket.com.  We believe that these strategic sales of domain names will provide us with the required cash to meet our working capital needs and provide for general operating capital needs over the next 12 to 18 months.  We also anticipate that we may enter into future sales of domain names if we require further additions to our working capital.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur or that such sales, if they do occur, will provide us with enough money to meet our operating expenses.

The interim consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  Our ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from our investors, our ability to sell additional non-core domain names, our ability to raise future debt or equity financings, and the attainment of profitable operations to meet our liabilities as they become payable.  The outcome of our operations and fundraising efforts is dependent in part on factors and sources beyond our control that cannot be predicted with certainty.  Access to future debt or equity financing is not assured and we may not be able to enter into arrangements with financing sources on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

We expect to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in Amendments No. 1 and No. 2 to our Annual Report on Form 10-K.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-balance sheet commitments as disclosed in the notes to the interim consolidated financial statements, included in Item 1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

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

Web advertising revenue consists primarily of commissions earned from the referral of visitors from our websites to other parties.  The amount and collectibility of these referral commissions is subject to uncertainty; accordingly, revenues are recognized when the amount can be determined and collectibility can be reasonably assured.  In accordance with FASB Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition - Principal Agent Considerations, we record web advertising revenues on a gross basis.

Sponsorship revenues consist of sponsorships related to past cricket tournaments that are receivable based on our prior agreements relating to the Cricket.com website. Revenues are recognized once collectibility is reasonably assured.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues have been recognized when the sale agreement is signed and the collectibility of the proceeds is reasonably assured.  In the first three quarters of 2009, there were six sales of domain names, not including Cricket.com.  Collectibility of the amounts owing on these sales are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was a sale of one domain name.  Collectibility of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectibility of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the nine months ended September 30, 2009, there was a sales-type lease of a domain name where collectibility of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  The contract for the sales-type lease was breached in Q2 of 2009, however there was no effect to the financial statements.  In 2008, there was one sales-type lease of a domain name.  See also Note 12 to our interim consolidated financial statements.

Stock-Based Compensation

Beginning July 1, 2007, we began accounting for stock options under the provisions of ASC 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which require various judgmental assumptions including estimating price volatility and expected life. Our computation of expected volatility is based on a combination of historic and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of these assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from what is recorded in the current period.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 and the conclusions reached by ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

On March 25, 2009, our Board of Directors approved a reduction in the exercise price of stock option grants previously made under the 2007 Incentive Stock Option Plan.  No other terms of the plan or the grants were modified.

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at September 30, 2009 is recorded at cost of $50,146 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

Website Development Costs

We adopted the provisions of ASC 350-50-25,, Website Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

Intangible Assets

We adopted the provision of ASC 350, Intangibles - Goodwill and Other, which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of our fair value to book value.

Our intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2009.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities.  In accordance with ASC 350-20, Goodwill, we are required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level.  A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

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

We assessed the carrying value of goodwill at the December 31, 2008 fiscal year end, and there are no indications that a decline in value may have occurred to September 30, 2009.  At that date, the fair value of the Perfume.com reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.

(g)    Recent Accounting Pronouncements

See Item 1 of Part 1, “Financial Statements – Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements” and “Financial Statements – Note 3 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements”.

(h)    Subsequent Events

On November 10, 2009 we entered into an amendment (the “Amendment”) to the employment agreement dated May 31, 2007 with Mr. C. Geoffrey Hampson, our Chief Executive Officer.  The Amendment has an effective date of October 1, 2009.

Pursuant to the Amendment, Mr. Hampson’s annual salary has been reduced from $300,000 to $120,000 as of February 1, 2009.  The effect of the decrease in salary for the period of February 1, 2009 to September 30, 2009 has been reflected in the Company’s interim financial statements ended September 30, 2009.  The portion of Mr. Hampson’s salary that was deferred during the period beginning on February 1, 2009 and ending on September 30, 2009 in the amount of $80,000, less any amounts as are required by law to be withheld, is to be converted to equity and paid in restricted shares of our common stock.  The number of shares of common stock to be issued will be computed using the closing price of the common stock on December 1, 2009.  All amounts are expressed in Canadian dollars.

The Amendment adds the following language to the definition of “change of control of the company”: (a)  if the incumbent Board of Directors (the “Incumbent Board”) ceases to constitute a majority of the Company’s Board of Directors for any reason(s) other than (i) the voluntary resignation of one or more Board members; (ii) the refusal by one or more Board members to stand for election to the Board; and/or (iii) the removal of one or more Board members for good cause; provided, however, (1) that if the nomination or election of any new director of the Company was approved by a vote of at least a majority of the Incumbent Board, such new director shall be deemed a member of the Incumbent Board; and (2) that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office (A) as a result of either an actual or threatened director election contest wherein a person or group of persons opposed a solicitation made by the Company with respect to the election or removal of directors at any annual or special meeting of the Company’s shareholders, or (B) as a result of a solicitation of proxies or consents by or on behalf of any person other than the Company or its designated representatives (a “Proxy Contest”), or (C) as a result of any agreement intended to avoid or settle any director election contest or Proxy Contest; (b) any cancellation or nonrenewal of the Company’s directors and officers insurance coverage without the approval of the Executive or the majority of the Incumbent Board; or (c) as a result of a successful tender offer.

The Amendment also includes a provision that allows any bonus paid to Mr. Hampson to be paid in common stock, in cash or in a combination of cash and common stock.  The entitlement to, amount and form of bonus remuneration must be determined and approved by the Board of Directors in its sole discretion.

On November 13, 2009 we also entered into a second amendment to the Employment Severance Agreement dated February 4, 2009 with Jonathan Ehrlich, our former President and Chief Operating Officer.

Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to Mr. Ehrlich as of November 16, 2009 in the gross amount of $109,375 will be paid in a lump sum payment less all applicable withholdings rather than over a period of 10 months.  Furthermore, Mr. Ehrlich agrees to waive all of the net monthly equity payments that we are obligated to pay him under the Employment Severance Agreement and will accept $20,000 cash, less all applicable withholdings, in lieu thereof. All amounts are expressed in Canadian dollars.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we do not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes and financial statement disclosure.  These control deficiencies resulted in the restatement of our financial statements for the quarter ended March 31, 2009 and the fiscal years ended December 31, 2008 and 2007.  The Company is actively working with outside consultants to attempt to remediate these deficiencies.

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

During Q3 of 2009, we did not issue any unregistered equity securities.

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

Item 5: Other Information.

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6: Exhibits.

(A)   Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION

10.1	Form of Convertible Promissory Note dated August 17, 2009 issued to certain shareholders of Entity, Inc. (1)

10.2	Assignment and Assumption Agreement dated August 20, 2009 between Global Cricket Venture Pte., Ltd. and Global Cricket Ventures Limited (Mauritius) (2)

10.3	Cricket.com Lease and Transfer Agreement dated August 20, 2009 between Domain Holdings Inc. and Global Cricket Ventures Limited (2)

10.4	Settlement Agreement and Release dated August 27, 2009 between Harjeet Taggar and Live Current Media Inc. (2)

10.5	Settlement Agreement and Release dated August 27, 2009 between Kulveer Taggar and Live Current Media Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer*

* Filed herewith.
(1) Incorporated by reference from the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on August 21, 2009.
(2) Incorporated by reference from the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on August 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: November 16, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board (Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	Principal Financial Officer