Form 10-Q/A
period 2009-06-30
Live Current Media Inc.
filed 2009-11-20
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

Form 10-Q /A

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
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

LIVE CURRENT MEDIA INC.
AMENDMENT NO. 1 TO FORM 10-Q
QUARTER ENDED JUNE 30, 2009

EXPLANATORY NOTE

On November 10, 2009 we received a letter from the Securities and Exchange Commission relating to our Form 10-Q for the quarterly period ended June 30, 2009, originally filed September 21, 2009 (the “Original Report”. The primary purpose of this amendment (“Amendment No. 1”) is to respond to the comment letter.

In Amendment No. 1, we have revised the presentation of our financial statements to respond to the comments made by the Securities and Exchange Commission. We have separated operating expenses from non-operating income (expenses), and we have indicated that our costs of goods sold exclude depreciation and amortization.  We have also reclassified expenses related to Global Cricket Venture.  We have revised the discussion at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to reflect the changes to our financial statements.

Amendment No. 1 includes information contained in the Original Report, and we have made no attempt in Amendment No. 1 to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in Amendment No. 1 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.  The filing of Amendment No. 1 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART  I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC.)
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)
		December 31,
	June 30, 2009	2008
	(unaudited)	(audited)
		(As Restated - See Note 2)
ASSETS
Current
Cash and cash equivalents	$306,466	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	62,225	93,582
Prepaid expenses and deposits	147,044	109,543
Inventory	42,592	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	581,750	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	259,766	1,042,851
Website development costs (Note 9)	292,551	355,391
Intangible assets	1,491,449	1,587,463
Goodwill (Notes 5 and 7)	2,606,040	2,606,040
Total Assets	$5,231,556	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,133,506	$3,047,993
Amounts payable to the BCCI and IPL (Notes 6 and 19)	750,000	1,000,000
Bonuses payable	138,391	354,695
Due to shareholders of Auctomatic (Note 7)	804,528	789,799
Deferred revenue	74,740	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	3,921,303	5,333,081

Deferred income tax (Note 14)	193,888	206,370
Deferred lease inducements (Note 10)	45,311	55,380
Warrants (Note 11(e))	209,370	157,895
Total Liabilities	4,369,872	5,752,726

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value Issued and outstanding:
24,026,180 common shares (December 31, 2008 - 23,546,370)	15,335	14,855
Additional paid-in capital	15,955,383	14,757,932
Accumulated deficit	(15,098,082)	(12,777,195)
Total Live Current Media Inc. stockholders' equity	872,636	1,995,592
Non-controlling interest	(10,952)	-
Total Stockholders' Equity	861,684	1,995,592
Total Liabilities and Stockholders' Equity	$5,231,556	$7,748,318

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(As Restated - See Note 2)		(As Restated - See Note 2)
SALES
Health and beauty eCommerce	$1,663,182	$1,912,217	$3,383,349	$3,732,405
Other eCommerce	-	-	-	455
Domain name advertising	22,917	27,418	47,370	55,254
Miscellaneous and other income	18,806	-	26,568	-
Total Sales	1,704,905	1,939,635	3,457,287	3,788,114

COSTS OF SALES
Health and Beauty eCommerce	1,315,747	1,583,067	2,702,366	3,068,577
Other eCommerce	-	-	-	552
Total Costs of Sales (excluding depreciation and amortization as shown below)	1,315,747	1,583,067	2,702,366	3,069,129

GROSS PROFIT	389,158	356,568	754,921	718,985

OPERATING EXPENSES
Amortization and depreciation	98,246	43,888	196,412	59,154
Amortization of website development costs (Note 9)	33,507	9,363	66,069	9,363
Corporate general and administrative	207,128	591,170	533,482	1,117,710
ECommerce general and administrative	73,668	100,495	153,888	270,308
Management fees and employee salaries	996,661	1,595,083	2,190,256	2,738,808
Corporate marketing	6,221	20,243	9,993	46,807
ECommerce marketing	114,965	129,885	226,387	279,072
Other expenses (Note 13)	-	33,691	264,904	663,547
Total Operating Expenses	1,530,396	2,523,818	3,641,391	5,184,769

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due to Global Cricket Venture (Note 6 and 19)	-	-	250,000	-
Gain from sales and sales-type lease of domain names (Note 12)	326,934	-	944,867	168,206
Accretion interest expense (Note 7)	(23,300)		(63,300)	-
Interest and investment income	665	16,680	1,555	59,178
Impairment of Auction Software (Note 8)	(590,973)	-	(590,973)	-
Total Non-Operating Income (Expenses)	(286,674)	16,680	542,149	227,384

NET LOSS BEFORE TAXES	(1,427,912)	(2,150,570)	(2,344,321)	(4,238,400)

Deferred tax recovery (Note 14)	(12,482)	-	(12,482)	-

CONSOLIDATED NET LOSS	(1,415,430)	(2,150,570)	(2,331,839)	(4,238,400)
ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,007	23,972	10,952	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(1,407,423)	$(2,126,598)	$(2,320,887)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	$(0.06)	$(0.10)	$(0.10)	$(0.20)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,109,035	20,832,026	23,109,035	20,832,026

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
(formerly COMMUNICATE.COM INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non- Controlling Interest	Total Equity
	Number of Shares	Amount
Balance, December 31, 2007 (audited) (As Restated - See Note 2)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535	$8,786	$7,401,321
Stock-based compensation (Note 11d)			2,162,526		2,162,526	-	2,162,526
Issuance of Common Stock	-	-	-		-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic (Note 7)	586,403	586	1,248,279		1,248,865	-	1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649		85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057		218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)			45,500		45,500	-	45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-		-	-	-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253		899,880	-	899,880
Share issue costs (Note 11b)			(86,803)		(86,803)	-	(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467		16,500	-	16,500
Net loss and comprehensive loss				(9,987,270)	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (As Restated - See Note 2)	23,546,370	14,855	14,757,932	(12,777,195)	1,995,592	-	1,995,592
Stock-based compensation (Note 11d)			1,062,830		1,062,830	-	1,062,830
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685		5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	129,028		129,401	-	129,401
Issuance of 91,912 common shares per the merger agreement with Auctomatic (Note 7)	91,912	92	(92)		-	-	-
Net loss and comprehensive loss				(2,320,887)	(2,320,887)	(10,952)	(2,331,839)
Balance, June 30, 2009 (unaudited)	24,026,180	$15,335	$15,955,383	$(15,098,082)	$872,636	$(10,952)	$861,684

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

The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

For the three months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,939,635	$-	$1,939,635

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,583,067	-	1,583,067

GROSS PROFIT		356,568	-	356,568

OPERATING EXPENSES
Amortization and depreciation		43,888	-	43,888
Amortization of website development costs		9,363	-	9,363
Corporate general and administrative		591,170	-	591,170
ECommerce general and administrative		100,495	-	100,495
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,470,418	124,665	1,595,083
Corporate marketing		20,243	-	20,243
ECommerce marketing		129,885	-	129,885
Other expenses		33,691	-	33,691
Total Operating Expenses		2,399,153	124,665	2,523,818

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Total Non-Operating Income (Expenses)		16,680	-	16,680

CONSOLIDATED NET LOSS		(2,025,905)	(124,665)	(2,150,570)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	B	-	23,972	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,693)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED		$(0.10)	$(0.00)	$(0.10)
Net Loss attributable to Live Current Media Inc. common stockholders
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		20,832,026	-	20,832,026

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
For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$3,788,114	$-	$3,788,114

COSTS OF SALES (excluding depreciation and amortization as shown below)		3,069,129	-	3,069,129

GROSS PROFIT		718,985	-	718,985

OPERATING EXPENSES
Amortization and depreciation		59,154	-	59,154
Amortization of website development costs		9,363	-	9,363
Corporate general and administrative	E(i)	1,053,960	63,750	1,117,710
ECommerce general and administrative		270,308	-	270,308
Management fees and employee salaries	C(i), C(ii), D, G(ii)	2,528,965	209,843	2,738,808
Corporate marketing		46,807	-	46,807
ECommerce marketing		279,072	-	279,072
Other expenses		663,547	-	663,547
Total Operating Expenses		4,911,176	273,593	5,184,769

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Total Non-Operating Income (Expenses)		227,384	-	227,384

CONSOLIDATED NET LOSS		(3,964,807)	(273,593)	(4,238,400)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED		$(0.19)	$(0.01)	$(0.20)
Net Loss attributable to Live Current Media Inc. common stockholders
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		20,832,026	-	20,832,026

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

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(3,964,807)	$(198,115)	$(4,162,922)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	1,025,889	(39,010)	986,879
Warrants issued		3,792	-	3,792
Issuance of common stock for services		85,350	-	85,350
Amortization and depreciation		58,448	-	58,448
Change in operating assets and liabilities:
Accounts receivable		7,032	-	7,032
Amounts payable to the BCCI and IPL		(733,539)	-	(733,539)
Prepaid expenses and deposits		(64,552)	-	(64,552)
Accounts payable and accrued liabilities	E(i)	37,117	63,750	100,867
Bonuses payable	C(i), C(ii)	92,152	248,853	341,005
Deferred revenue		(37,292)	-	(37,292)
Cash flows used in operating activities		(3,658,616)	75,478	(3,583,138)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		65,585	-	65,585
Cash consideration for Auctomatic		(1,422,747)	-	(1,422,747)
Purchases of property & equipment		(176,134)	-	(176,134)
Website development costs		(285,393)	-	(285,393)
Cash flows used in (from) investing activities		(1,818,689)	-	(1,818,689)

FINANCING ACTIVITIES
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows from financing activities		-	(75,478)	(75,478)

Net increase (decrease) in cash and cash equivalents		(5,477,305)	-	(5,477,305)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$1,897,940	$-	$1,897,940

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

		As previously reported					Live Current Media Stockholders

		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non- Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(260,009)	1,995,592	-	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)				(634,647)	(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(317,941)	1,816,002)	(8,007)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	$15,335	$15,746,501	$(14,571,259)	$1,190,577	$(317,941)	$872,636	$(10,952)	$861,684

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
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $121,186 for the three months and $236,380 for the six months ended June 30, 2009 respectively ($150,128 for the three months and $325,879 for the six months ended June 30, 2008 respectively) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

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

As of June 30, 2009, 3,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

Warrants	Outstanding	Weighted Average Exercise Price	Date of Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Cancelled or expired	1,000,000	1.25
Warrants exercisable December 31, 2008 and June 30, 2009	3,304,688	0.89

Weighted average remaining life	1.86 Years

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

Revenues, operating profits and net identifiable assets by business segments are as follows:

	eCommerce	Advertising	Total
	Products	and Other
For the six months ended June 30, 2009	$	$	$
Revenue	3,383,349	73,938	3,457,287
Segment Loss From Operations	(1,765,366)	(1,121,104)	(2,886,470)

As at June 30, 2009	$	$	$
Total Assets	3,649,849	1,581,707	5,231,556
Intangible Assets	158,849	1,332,600	1,491,449

	eCommerce	Advertising	Total
	Products	and Other
For the six months ended June 30, 2008 (as restated - see Note 2)	$	$	$
Revenue	3,732,860	55,254	3,788,114
Segment Loss From Operations	(3,236,549)	(1,229,235)	(4,465,784)

As at June 30, 2008 (as restated - see Note 2)	$	$	$
Total Assets	7,355,981	1,562,008	8,917,989
Intangible Assets	189,047	1,436,834	1,625,881

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
	(unaudited)	(unaudited)
		(As Restated - See Note 2)

Segment Loss	$(2,886,470)	$(4,465,784)
Non-Operating Income (Expenses)
Gain on settlement of amounts due to Global Cricket Venture	250,000	-
Gain from sales and sales-type lease of domain names	944,867	168,206
Accretion interest expense	(63,300)	-
Interest and investment income	1,555	59,178
Impairment of Auction Software	(590,973)	-
Net loss before taxes for the period	$(2,344,321)	$(4,238,400)

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

Item 2: Management’s discussion and analysis of financial condition and results of operations

(a)           Forward Looking Statements

The Company makes forward-looking statements in this Amendment No. 1 and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. Its forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When management uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales as a result of the recession in the U.S., the possible failure of revenues to offset additional costs associated with any changes in our business model, the potential lack of website acceptance, the Company’s potential inability to create new businesses around domain names, the potential loss of customer or supplier relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this Amendment No. 1 .

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this Amendment No. 1 .

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this Amendment No. 1 , as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the amendments thereto.

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
For the three months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$1,939,635	$-	$1,939,635

COSTS OF SALES (excluding depreciation and amortization as shown below)		1,583,067	-	1,583,067

GROSS PROFIT		356,568	-	356,568

OPERATING EXPENSES
Amortization and depreciation		43,888	-	43,888
Amortization of website development costs		9,363	-	9,363
Corporate general and administrative		591,170	-	591,170
ECommerce general and administrative		100,495	-	100,495
Management fees and employee salaries	C(i), C(ii), D, G(ii)	1,470,418	124,665	1,595,083
Corporate marketing		20,243	-	20,243
ECommerce marketing		129,885	-	129,885
Other expenses		33,691	-	33,691
Total Operating Expenses		2,399,153	124,665	2,523,818

NON-OPERATING INCOME (EXPENSES)
Interest and investment income		16,680	-	16,680
Total Non-Operating Income (Expenses)		16,680	-	16,680

CONSOLIDATED NET LOSS		(2,025,905)	(124,665)	(2,150,570)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	B	-	23,972	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(2,025,905)	$(100,693)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED		$(0.10)	$(0.00)	$(0.10)
Net Loss attributable to Live Current Media Inc. common stockholders
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		20,832,026	-	20,832,026

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of operations for the six months ended June 30, 2008.

For the six months ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated

SALES		$3,788,114	$-	$3,788,114

COSTS OF SALES (excluding depreciation and amortization as shown below)		3,069,129	-	3,069,129

GROSS PROFIT		718,985	-	718,985

OPERATING EXPENSES
Amortization and depreciation		59,154	-	59,154
Amortization of website development costs		9,363	-	9,363
Corporate general and administrative	E(i)	1,053,960	63,750	1,117,710
ECommerce general and administrative		270,308	-	270,308
Management fees and employee salaries	C(i), C(ii), D, G(ii)	2,528,965	209,843	2,738,808
Corporate marketing		46,807	-	46,807
ECommerce marketing		279,072	-	279,072
Other expenses		663,547	-	663,547
Total Operating Expenses		4,911,176	273,593	5,184,769

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names		168,206	-	168,206
Interest and investment income		59,178	-	59,178
Total Non-Operating Income (Expenses)		227,384	-	227,384

CONSOLIDATED NET LOSS		(3,964,807)	(273,593)	(4,238,400)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	B	-	75,478	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$(3,964,807)	$(198,115)	$(4,162,922)

LOSS PER SHARE - BASIC AND DILUTED		$(0.19)	$(0.01)	$(0.20)
Net Loss attributable to Live Current Media Inc. common stockholders
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		20,832,026	-	20,832,026

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of cash flows for the six months ended June 30, 2008.

For the quarter ended June 30, 2008	Reference	As previously reported	Restatement adjustment	As restated
OPERATING ACTIVITIES
Net loss for the period		$(3,964,807)	$(198,115)	$(4,162,922)
Non-cash items included in net loss:
Gain from sales and sales-type lease of domain names		(168,206)	-	(168,206)
Stock-based compensation	D, G(ii)	1,025,889	(39,010)	986,879
Warrants issued		3,792	-	3,792
Issuance of common stock for services		85,350	-	85,350
Amortization and depreciation		58,448	-	58,448
Change in operating assets and liabilities:
Accounts receivable		7,032	-	7,032
Amounts payable to the BCCI and IPL		(733,539)	-	(733,539)
Prepaid expenses and deposits		(64,552)	-	(64,552)
Accounts payable and accrued liabilities	E(i)	37,117	63,750	100,867
Bonuses payable	C(i), C(ii)	92,152	248,853	341,005
Deferred revenue		(37,292)	-	(37,292)
Cash flows used in operating activities		(3,658,616)	75,478	(3,583,138)

INVESTING ACTIVITIES
Net proceeds from sales-type lease of domain name		65,585	-	65,585
Cash consideration for Auctomatic		(1,422,747)	-	(1,422,747)
Purchases of property & equipment		(176,134)	-	(176,134)
Website development costs		(285,393)	-	(285,393)
Cash flows used in (from) investing activities		(1,818,689)	-	(1,818,689)

FINANCING ACTIVITIES
Net loss attributable to non-controlling interest	B	-	(75,478)	(75,478)
Cash flows from financing activities		-	(75,478)	(75,478)

Net increase (decrease) in cash and cash equivalents		(5,477,305)	-	(5,477,305)

Cash and cash equivalents, beginning of period		7,375,245	-	7,375,245
Cash and cash equivalents, end of period		$1,897,940	$-	$1,897,940

The following is a summary of the significant effects of the restatements on the Company’s comparative consolidated statements of equity for the year ended December 31, 2008 and the first two quarters of 2009.

		As previously reported					Live Current Media Stockholders

		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total	Restatement Adjustment	As Restated Total	Non- Controlling Interest	Total Equity
	Reference	Number of Shares	Amount
Balance, December 31, 2007 (audited) (as restated)		21,446,623	$12,456	$10,188,975	(2,525,678)	$7,675,753	$(283,218)	$7,392,535	$8,786	$7,401,321
Stock-based compensation	D, G(ii)	-	-	2,111,354		2,111,354	51,172	2,162,526		2,162,526
Issuance of Common Stock	B	-	-	-		-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic	G(i)	586,403	586	1,137,533		1,138,119	110,746	1,248,865		1,248,865
Issuance of 33,000 common shares to investor relations firm		33,000	33	85,649		85,682	-	85,682		85,682
Issuance of 120,000 common shares to investor relations firm		120,000	120	218,057		218,177	-	218,177		218,177
Issuance of 50,000 warrants to investor relations firm		-	-	45,500		45,500	-	45,500		45,500
Cancellation of 300,000 common shares not distributed		(300,000)	-	-		-	-	-		-
Private Placement of 1,627,344 units at $0.65 per share	F	1,627,344	1,627	1,056,148		1,057,775	(157,895)	899,880		899,880
Share issue costs		-	-	(86,803)		(86,803)	-	(86,803)		(86,803)
Extinguishment of accounts payable		33,000	33	16,467		16,500	-	16,500		16,500
Net loss and comprehensive loss	A, B, C(i), C(ii), D, E(i), E(ii), G(ii)				(10,006,456)	(10,006,456)	19,186	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (audited) (as restated)		23,546,370	14,855	14,772,880	(12,532,134)	2,255,601	(260,009)	1,995,592	-	1,995,592
Stock-based compensation	D, G(ii)	-	-	386,513		386,513	223,830	610,343	-	610,343
Issuance of 15,000 common shares to investor relations firm		15,000	15	5,685		5,700	-	5,700	-	5,700
Extinguishment of accounts payable		345,075	346	120,430		120,776	-	120,776	-	120,776
Net loss and comprehensive loss	C(ii), D, E(i), E(ii), F, G(ii)				(634,647)	(634,647)	(281,762)	(916,409)	(8,007)	(924,416)
Balance, March 31, 2009 (unaudited) (as restated)		23,906,445	15,216	15,285,508	(13,166,781)	2,133,943	(317,941)	1,816,002)	(8,007)	1,807,995
Stock-based compensation		-	-	452,487		452,487	-	452,487	-	452,487
Extinguishment of accounts payable		27,823	27	8,598		8,625	-	8,625	-	8,625
Issuance of 91,912 common shares per the merger agreement with Auctomatic		91,912	92	(92)		-	-	-	-	-
Net loss and comprehensive loss					(1,404,478)	(1,404,478)	-	(1,404,478)	(2,945)	(1,407,423)
Balance, June 30, 2009 (unaudited)		24,026,180	$15,335	$15,746,501	$(14,571,259)	$1,190,577	$(317,941)	$872,636	$(10,952)	$861,684

(c)           Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended June 30, 2009.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited) (As Restated)
SALES
Health and beauty eCommerce	$1,663,182	$1,912,217
Domain name advertising	22,917	27,418
Miscellaneous income	18,806	-
Total Sales	1,704,905	1,939,635

COSTS OF SALES
Health and Beauty eCommerce	1,315,747	1,583,067
Total Costs of Sales (excluding depreciation and amortization as shown below)	1,315,747	1,583,067

GROSS PROFIT	389,158	356,568

OPERATING EXPENSES
Amortization and depreciation	98,246	43,888
Amortization of website development costs	33,507	9,363
Corporate general and administrative	207,128	591,170
ECommerce general and administrative	73,668	100,495
Management fees and employee salaries	996,661	1,595,083
Corporate marketing	6,221	20,243
ECommerce marketing	114,965	129,885
Other expenses	-	33,691
Total Operating Expenses	1,530,396	2,523,818

NON-OPERATING INCOME (EXPENSES)
Gain from sales and sales-type lease of domain names	326,934	-
Accretion interest expense	(23,300)	-
Interest and investment income	665	16,680
Impairment of Auction Software	(590,973)	-
Total Non-Operating Income (Expenses)	(286,674)	16,680

NET LOSS BEFORE TAXES	(1,427,912)	(2,150,570)

Deferred tax recovery	(12,482)	-

CONSOLIDATED NET LOSS	(1,415,430)	(2,150,570)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,007	23,972

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD
ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(1,407,423)	$(2,126,598)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	(0.06)	(0.10)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,109,035	20,832,026

BALANCE SHEET DATA
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited) (As Restated)
Assets
Current Assets	581,750	2,133,150
Long-term portion of investment in sales-type lease	-	23,423
Property & equipment	259,766	1,042,851
Website development costs	292,551	355,391
Intangible assets	1,491,449	1,587,463
Goodwill	2,606,040	2,606,040
Total Assets	$5,231,556	$7,748,318

Liabilities
Current Liabilities	3,921,303	5,333,081
Deferred income tax	193,888	206,370
Deferred lease inducements	45,311	55,380
Warrants	209,370	157,895
Total Liabilities	4,369,872	5,752,726

Stockholders' Equity
Common Stock	15,335	14,855
Additional paid-in capital	15,955,383	14,757,932
Accumulated deficit	(15,098,082)	(12,777,195)
Total Live Current Media Inc. stockholders' equity	872,636	1,995,592
Non-controlling interest	(10,952)	-
Total Stockholders' Equity	861,684	1,995,592
Total Liabilities and Stockholders' Equity	$5,231,556	$7,748,318

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

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2008.

Quarter Ended	Health and Beauty	Average Daily Sales

March 31, 2008	$1,820,188	$20,002
June 30, 2008	1,912,217	21,013
September 30, 2008	1,934,829	21,031
December 31, 2008	3,604,003	39,174
Fiscal Year 2008 Totals	$9,271,237	$25,331

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1.663.182	18,277
Year -to-date 2009 Totals	$3,383,349	$18,693

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

General and Administrative

Quarter over Quarter Analysis

In Q2 of 2009, we recorded total general and administrative expense of $280,796 or 16.5% of total sales as compared to $691,665 or 35.7% of total sales in Q2 of 2008, a decrease of $410,869 or over 59%. This total includes corporate and eCommerce related general and administrative costs.  Total general and administrative expenses in Q2 of 2009 were 30.9% lower than the $406,574 in Q1 of 2009.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $207,128 have decreased over the amount of $591,170 in Q2 of 2008 by $384,042.  This was primarily due to payments made in Q2 of 2008 relating to investor relations paid both in cash and common stock valued at approximately $228,000.  Other significant expense reductions include $25,000 in meals and entertainment, $33,000 in telephone, $37,000 in rent benefit and approximately $49,000 in legal expenses. There were expenses related to warrants issued in Q2 of 2008 of $33,000 that did not exist in Q2 of 2009, however there were offsetting increases of $19,000 in legal expenses and over $25,000 in foreign exchange due to higher volatility of foreign exchange rates in the second quarter of 2009. In total, these expenses accounted for 12.1% of total revenues in Q2 of 2009, compared to 18.6% in Q1 of 2009 and 30.5% in Q2 of 2008.

Corporate general and administrative costs for Q2 of 2009 have decreased by $119,226, or 36.5%, over Q1 of 2009 due primarily to a decrease in rent benefits of $15,000 and accounting and audit fees of $64,000.  Cricket related costs have decreased by approximately $40,000 in Q2 of 2009 compared to Q1 of 2009 .

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

Period over Period Analysis

In the first six months of 2009, we recorded total general and administrative expense of $687,370 or 19.9% of total sales as compared to $1,388,018 or 36.6% of total sales in the same period of 2008, a decrease of over $700,600, or 50.5%.  Management has actively curtailed its spending since early 2009, and expects this trend to continue throughout the remainder of the year.

Corporate general and administrative costs in the first half of 2009 of $533,482 have decreased by $584,228, or 52.3%, compared to $1,117,710 spent in the same period of 2008.  This was primarily due to payments made relating to investor relations paid both in cash and common stock valued at approximately $228,000.  Other significant expenses reductions include $41,000 in meals and entertainment, $111,000 in travel, $24,000 in telephone and $6,000 in office supplies and miscellaneous due to management’s focus in 2009 on cutting costs as well as the decrease in the number of employees in 2009.  The expenses in the first half of 2009 also decreased by $64,000 in rent benefit and approximately $135,000 in legal expenses due to our addition in 2009 of in-house legal counsel.  In Q2 of 2008, all cricket related expenses had been capitalized and therefore corporate general and administrative expenses in Q2 of 2009 included approximately $32,000 of these costs.  In total, these expenses accounted for 15.4% of total revenues in the period ended June 30, 2009, compared to 29.5% in the same period of 2008 .

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

Management Fees and Employee Salaries

Quarter over Quarter Analysis

In Q2 of 2009, we incurred total management fees and staff salaries of $996,661 compared to $1,193,595 in Q1 of 2009.  This amount includes stock based compensation of $452,487 in Q2 of 2009 and $610,343 in Q1 of 2009.  The management fees and staff salaries expense in these periods also include accrued amounts for special bonuses payable to one member on the management team of $10,427 and $8,919 in Q2 of 2009 and Q1 of 2009 respectively.  Excluding the amounts for bonuses and stock based compensation, normalized management fees and employee salaries expense in Q2 of 2009 was $533,747 and in Q1 of 2009 was $574,333.  This produced a decrease of 7.1% in Q2 of 2009 over Q1 of 2009.  This decrease was primarily due to the fact that we terminated several staff in early 2009.

The normalized expense in Q2 of 2009 decreased by $175,506, or 24.8%, over the normalized expense of $708,666 in Q2 of 2008.  The decrease was due to the fact we significantly decreased the number of employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.  However, management fees and employee salaries expense in Q2 of 2009 included $159,693 in cricket related costs while no cricket related costs had been expensed during Q2 of 2008.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, represented 31.3% of total revenues in Q2 of 2009 versus 32.8% in Q1 of 2009 and 36.6% in Q2 of 2008.  The decreasing trend is a result of lay-offs and other active measures to cut costs.  Given the number and caliber of current staff, management believes that it is reasonable for the Company maintain salaries expense at approximately 20% of total revenues.

Period over Period Analysis

During the six months ended June 30, 2009, we incurred total management fees and staff salaries of $2,190,256 compared to $2,738,808 in the comparative period of 2008, a decrease of 20.0%.  This amount includes stock based compensation of $1,062,830 and $986,879 in the 2009 period and 2008 period respectively.  It also includes accrued amounts for special and performance bonuses payable to management and employees of $19,346 in the first half of 2009 and $348,177 in the first half of 2008.  Excluding these amounts, normalized management fees and employee salaries expense was $1,108,080 in the first half of 2009 compared to $1,403,752, resulting in a decrease of 21.1% period over period.  This decrease was primarily due to the fact that we terminated several staff in early 2009.

Marketing

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q2 of 2009, we incurred total marketing expenses of $121,186, or 7.1% of total revenues, compared to $115,193, or 6.6% of total revenues in Q1 of 2009, and $150,128, or 7.7% of total revenues, in Q2 of 2008.

Included in this total were corporate marketing expenses of $6,221 in Q2 of 2009, compared to $3,771 in Q1 of 2009, and $20,243 in Q2 of 2008 related to an increase in news releases and public relations last year around repositioning and rebranding our Company .

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

Period over Period Analysis

During the first half of 2009, we incurred $236,380 in marketing costs, or 6.8% of total revenues, compared to $325,879, or 8.6% of total revenues in the first half of 2008.

Included in this total was $9,993 in corporate marketing expenses in the 2009 period compared to $46,807 in the 2008 period, a decrease of over $36,814 or 78.7%.  This decrease was primarily due to a $38,000 reduction in public relations related to a decrease in news releases in 2009.  Corporate marketing costs in both periods account for a small percentage of total revenues .

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

Global Cricket Venture

We incurred $227,255 in the first quarter of 2009 and $155,968 in the second quarter of 2009 relating to Global Cricket Venture.  During these two quarters, these costs have been reported as $31,824 of corporate general and administrative expenses, $345,567 of management fees and employee salaries, and $5,832 in corporate marketing expenses.  We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments defined by the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company .

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  We have generated a consolidated net loss of $1,407,423 for the three months and $2,320,887 for the six months ended June 30, 2009 and realized a negative cash flow from operating activities of $618,173 and $2,518,778 for the three months and six months ended June 30, 2009 respectively.  At June 30, 2009, there is an accumulated deficit of $15,098,082 (December 31, 2008 - $12,777,195) and a working capital deficiency of $3,339,553 ($3,199,931 at December 31, 2008).

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

LIVE CURRENT MEDIA INC.

Dated: November 20, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board (Principal Executive Officer)

Dated: November 20, 2009	By:	/s/ C. Geoffrey Hampson
	Name:	C. Geoffrey Hampson
	Title:	CEO and Chairman of the Board (Principal Financial Officer)