Form 10-K
period 2009-12-31
Live Current Media Inc.
filed 2010-03-29
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number                              000-29929

LIVE CURRENT MEDIA INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Water Street, Suite 645, Vancouver, British Columbia	V6B 5C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 453-4870

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes   ☐ No (The registrant is not yet subject to this requirement.)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,284,368.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 22, 2010 the registrant had 24,026,180 shares of common stock outstanding.

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

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2009, including the discussion of the business of Live Current Media Inc. (“Live Current”, the “Company”, “we”, “us”, and “our”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Live Current, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may” and other similar expressions that indicate future events and trends.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Live Current’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-K include but are not limited to statements regarding (1) expectation that revenue will increase during fiscal 2010; (2) expectation that our participant base will increase; (3) expectation of an increase in future operating expenses; (4) expectation that the expansion of our participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2010 will be funded through the equity capital markets and private financings; (6) expectation that an increase in our participant base will lead to hiring of additional employees or independent contractors; (7) expectation relating to the future developments of content, features, and services to be provided on any of our websites, including perfume.com; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the following: general economic conditions particularly as they relate to demand for Live Current’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; evolving industry standards; and other factors described in Live Current’s filings with the Securities and Exchange Commission.  The results that Live Current achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2009 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.

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

I

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

SUBSIDIARIES

We have 6 subsidiaries, but only one is currently significant to our business.  Our principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”.  On April 14, 1999, IMEDIAT Digital Creations, Inc. changed its name to “Communicate.com Inc.” and was redomiciled from British Columbia to the jurisdiction of Alberta.  On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.  DHI has 62,635,383 shares of common stock currently issued and outstanding.  61,478,225 shares, or approximately 98.2% of the outstanding shares, are held by Live Current.

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

OUR BUSINESS

Through Domain Holdings, we own more than 900 domain names.  We intend to build consumer internet experiences based on the generic domains within our portfolio of domain names.  Our goal is to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets we own.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), sports and recreation (such as Karate.com and Boxing.com), and global trade (Importers.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  One of the best ways to ensure sites are found through search is to have a powerful domain name that creates value through low-cost customer acquisition.

We also own a number of .cn (China) domain names.  We believe that the .cn domain names could have significant value as the internet market in China develops.  We also have a number of non-core “bound.com” domain names that we may choose to develop. These domain names cover expansive categories of interest such as shoppingbound.com, pharmacybound.com and vietnambound.com.

We have organized our operations into two principal segments:  (1) ECommerce Products, which we refer to in this discussion as “health and beauty”, and (2) Advertising. Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell brand name fragrances and skin care products directly to consumers (eCommerce).  Our sports and recreation and global trade websites generate revenues through the sale of online advertising space to advertisers, derived by offering “pay per click” and display advertising on various websites in our portfolio, as well as through partnerships with third-party advertising networks.

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

Our Perfume.com website sells brand name fragrances, including women’s perfume, men’s cologne, and skin care products, direct to consumers in the United States and select international markets.  Perfume.com sells 100% authentic products and provides customers with a satisfaction guarantee.  While we are currently using a single supplier to ship customer orders, we are not dependent on that supplier for the products that we sell.  The products are supplied by various wholesale suppliers located in the United States and new suppliers can be utilized by simply turning on their electronic inventory feeds.  In 2008, we began shipping our Perfume.com products to selected international markets.  Until then, we shipped only to delivery addresses located in the United States.  However, sales of products shipped to non-U.S. locations, with the greatest portion of these sales being made in Canada and the United Kingdom, were immaterial for the 2008 and 2009 fiscal years and therefore are not disclosed separately.

Our products are described in detail on our website.  The products are offered through an easily navigated website experience within a transaction secure environment accepting the usual modes of secure credit card payments, PayPal and Google Checkout.  Products can also be ordered using our toll-free telephone number.

Advertising Revenues

Over time, we expect to continue to generate a small portion of revenues by selling advertising either directly to advertisers or in partnership with third party advertising networks.  Until early 2008, we had an arrangement with Overture Services, Inc. (“Overture”) pursuant to which we were paid a fee for referrals to sites with connections to Overture.  We terminated our relationship with Overture effective February 29, 2008 in order to have more flexibility to deploy advertising across our websites.  Currently, many of our websites are part of the Google AdSense network of publishers which generates advertising revenues and monetizes our properties.  Google AdSense matches ads to our sites’ content and audiences, and depending on the type of ad, we earn revenues from clicks or impressions. The relationship with Google is a non-exclusive agreement and as we develop our domain websites we may revisit direct relationships or other third party advertising networks.

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

Sale and Lease of Domain Names

We own more than 900 domain names.  We believe that there is high value in building businesses around the domain names we own, however we recognize that there are opportunities whereby selling or leasing them may be more valuable than exploiting the ownership value of the names.  We also recognize that selling some non-core domain names is an effective way to raise funds in a non-dilutive manner.  Therefore, we have sold one name in December 2008 and ten more names in 2009, not including our cricket.com domain name.  We continue to evaluate any offers received.  In the future, we may buy domain names to complement our existing businesses in the health and beauty, sports, travel and global trade categories. In 2007, there were no sales of domain name assets.

RECENT TRANSACTIONS

Karate.com

On May 15, 2009 (the “Effective Date”), we signed an agreement (“LLC Agreement”) with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish a limited liability company (“Karate, LLC”) for the purpose of developing, managing and monetizing our Karate.com domain name.  This partnership will provide management focus and resources to efficiently monetize the domain name.  Pursuant to the LLC Agreement, we will contribute the domain name, Karate.com, to Karate, LLC and will receive a 55% interest of Karate, LLC, plus a liquidation and withdrawal preference.  The Board of Directors of Karate, LLC will have equal representation from all parties with Domain Strategies and Develep having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  On the second anniversary of the Effective Date, we have the right to withdraw from Karate, LLC for any reason.  We also have the right to withdraw from Karate, LLC at any time on or before the third anniversary of the Effective Date if we are required at any time to make a capital contribution, or if our equity interest in Karate, LLC has been or will be diluted in any way.  In the event we are the terminating party, ownership of the domain name www.karate.com will revert back to us, however Domain Strategies will have the right but not the obligation to purchase the domain name www.karate.com for $1 million within 60 days of termination.  The website went live during Q3 of 2009, however no capital contributions have been made to date.  Domain Strategies, Inc. is maintaining the website.

Entity Inc. (“Auctomatic”)

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

Also in August 2009, we reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their severance agreements, we agreed to pay the amounts owed under the Merger Agreement at a 10% discount to face value.  We are paying these amounts in instalments.  During Q3 of 2009, we also paid them a total of $60,000 of severance costs due pursuant to the terms of their employment agreements.  These severance costs were recovered through the cricket.com agreement described below.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

Exit from Cricket

On March 31, 2009 the Company, Global Cricket Ventures Pte. Ltd., a subsidiary of the Company (sometimes referred to in this report as “GCV”), and the Board of Control for Cricket in India (“BCCI”) entered into a Novation Agreement (the “Novation”) pursuant to which GCV was granted all of the Company’s rights, and assumed all of the Company’s obligations, under the Memorandum of Understanding (the “Original Agreement”) dated April 16, 2008 that had been executed by the Company and the BCCI, acting for and on behalf of its separate subcommittee unit known as the Indian Premier League.

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

In conjunction with the Assignment, on August 25, 2009, DHI entered into the Cricket.com Lease and Transfer Agreement (the “Lease”) with Mauritius.  The Lease is dated August 20, 2009.  Pursuant to the Lease, DHI leased to Mauritius the cricket.com domain name, the cricket.com website (the “Website”), and certain support services in exchange for the payment of $1 million (the “Purchase Price”) plus the expenses described below.  The Purchase Price is to be paid in 4 equal installments, each of $250,000.  The first installment was received subsequent to the execution of the Lease, the second instalment was received shortly after year end, the third instalment was paid in March 2010, and the remaining installment is to be paid in May 2010.  Upon the payment of the final installment and the expenses described below, DHI will assign to Mauritius all rights, title and interest in the Website, the cricket.com domain name and the registration thereof, all trademarks, services marks and logos that incorporate the term cricket.com and the goodwill (if any) associated with the foregoing.

In order to facilitate the transfer of the Website, DHI agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services including (i) direct costs incurred by DHI for maintaining the Website, (ii) rent and overhead costs in the amount of $2,500 per month, (iii) employee related costs, and (iv) severance costs (not to exceed $60,000) related to the termination of employees whose employment will be terminated as a result of the transfer of the Website.  The $60,000 payment has been received.  In addition, Mauritius agreed that, prior to the expiration of the Transition Period, it would either enter into an employment agreement with Mark Melville, the Company’s President and Chief Corporate Development Officer, or pay any severance costs related to his termination without cause (with the exception of special bonus payments), in accordance with the terms of his employment agreement with the Company.  These two agreements resulted in our full exit from the Cricket business with the exception of interim support services which we have agreed to provide for a period of six months.  The Transition Period ended February 20, 2010.  Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and to continue paying Mr. Melville’s salary on a month to month basis.

RESTATEMENT OF FINANCIAL STATEMENTS

On June 18, 2009, we were advised by Ernst & Young, LLP, our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the years ended December 31, 2008 and 2007, contained errors.  Based on the foregoing, C. Geoffrey Hampson, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that these financial statements should no longer be relied upon.  These errors affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative period ended December 31, 2008.  Please also see Note 2 to our restated financial statements for the period ended December 31, 2008, as well as our related disclosure in Amendments No.1 and No. 2 to our Form 10-K as filed with the Securities and Exchange Commission on September 14, 2009 and October 26, 2009, respectively.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a full discussion of the effect of the restatement to our financial statements for the year ended December 31, 2008.

COMPETITIVE CONDITIONS

Currently almost all of our revenues are earned through our Perfume.com website.  The fragrance eCommerce business is intensely competitive.  Perfume.com’s current and potential competitors include eCommerce sites specializing in fragrance products, other eCommerce sites offering a wide variety of products including fragrances, and traditional brick and mortar retailers with a high degree of brand awareness among consumers that have expanded into online sales, including various department stores and specialty health and beauty stores.  We believe that the principal competitive factors in our Perfume.com business include price, selection, ease of website use, fast and reliable fulfillment, strong customer service and development of a trusted brand.  Many of our current competitors have greater resources, more customers, longer operating histories and greater brand recognition.  They may secure better terms from suppliers, have more efficient distribution capability, and devote more resources to technology, fulfillment and marketing.

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

We do not currently depend on one or a few customers for a significant portion of our business.

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

All of our online business web sites are copyrighted upon loading. “Livecurrent.com” has been registered with ICANN.

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

Privacy Legislation and Regulations

Entities engaged in operations over the internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company subject to the provisions of the Act.  This may increase the cost of doing business which may, in turn, reduce our revenues. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the internet and reduce potential revenue sources. We may also be impacted by the USA Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the internet and the attractiveness of our inventory of domain names.

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

EMPLOYEES

We presently employ 18 full-time and 5 part-time employees, as well as 1 consultant.

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

Risks Relating to Our Business

WE GENERATED A NET LOSS OF $4,062,823 AND $10,103,137 BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008, RESPECTIVELY.  WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $4,062,823 for the year ended December 31, 2009 compared to a consolidated net loss before taxes of $10,103,137 during 2008.  We realized a negative cash flow from operating activities of $4,210,644 during 2009 compared to $4,854,260 in 2008.  At December 31, 2009, we had an accumulated deficit of $16,787,208 and a working capital deficiency of $1,216,325 compared to an accumulated deficit of $12,777,195 and a working capital deficiency of $3,199,931 at December 31, 2008. At December 31, 2009, we had a stockholders’ deficit of $148,448 compared to a stockholders’ equity of $1,995,592 at December 31, 2008.

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

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 MAY RESULT IN ACTIONS FILED AGAINST US BY REGULATORY AGENCIES OR MAY RESULT IN A REDUCTION IN THE PRICE OF OUR COMMON SHARES.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board. We have restated our financial statements for the years ended December 31, 2008 and 2007 and for the period ended March 31, 2009 to correct the accounting treatment for these errors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of December 31, 2008 and March 31, 2009 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock-based compensation, deferred income taxes, and financial statement presentation.  This control deficiency resulted in the restatement. While we believe that we have remediated the weaknesses in our internal control over financial reporting, we cannot provide assurance that these remediation attempts have been successful or that we will not be subject to material weaknesses in the future.

CURRENTLY, ALMOST ALL OF OUR REVENUES ARE GENERATED BY THE SALE OF HEALTH AND BEAUTY PRODUCTS, PARTICULARLY PERFUME, OVER THE INTERNET.  THE EFFECTS OF THE RECENT ECONOMIC DOWNTURN HAVE, AND MAY CONTINUE TO IMPACT OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

The recent economic downturn has caused disruptions and extreme volatility in global financial markets, has increased rates of default and bankruptcy, and has impacted consumer and business spending.  These developments have, and may continue to negatively affect our business, operating results, or financial condition.  For example, the downturn in consumer spending, especially in the United States, has resulted in decreased sales of our health and beauty products, since most of these products are not necessities but are purchased with discretionary funds.  Furthermore, the tightening credit market may make it impossible for us to obtain financing if it is required.  We are not sure when this economic downturn will end.

WE BUILD BUSINESSES AROUND OUR DOMAIN NAME PORTFOLIO.  WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by our subsidiary, DHI.  We may not be able to prevent third parties from acquiring domain names that are confusingly similar to our domain names, which could adversely affect our business.  Governmental agencies and their designees generally regulate the acquisition and maintenance of internet addresses. However, the regulation of internet addresses in the United States and in foreign countries is subject to change.  As a result, we may not be able to acquire or maintain relevant internet addresses in all countries where we conduct business.  All of our online business websites are copyrighted upon loading. “Livecurrent.com” is a registered domain name of DHI.  While we will consider seeking further protection for our intellectual property, we may be unable to avail ourselves of protection under United States laws because, among other things, our domain names are generic and intuitive. Consequently, we will seek protection of our intellectual property only where we determine that the cost of obtaining protection and the scope of protection provided result in a meaningful benefit to us.

CURRENTLY, SUBSTANTIALLY ALL OF OUR REVENUES COME FROM OUR SALES OF HEALTH AND BEAUTY PRODUCTS THROUGH OUR WEBSITE “PERFUME.COM”.  WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OTHER RETAILERS OF SIMILAR PRODUCTS.

The internet renders eCommerce inherently more competitive than bricks and mortar and catalogue retail selling because of the low barriers to entry and the ease with which consumers may comparison shop.

We currently earn substantially all of our revenues from the sale of health and beauty products through our website, “Perfume.com”.  The fragrance eCommerce business is extremely competitive.  Perfume.com has many current and potential competitors including specialized online fragrance retailers, other eCommerce retailers selling a wide variety of products including fragrances, and traditional brick and mortar retailers with a high degree of brand awareness among consumers that have expanded into online sales such as department stores and specialty health and beauty stores.  Many of our current competitors have greater resources, more customers, longer operating histories and greater brand recognition.  They may secure better terms from suppliers, have more efficient distribution capability, and devote more resources to technology, fulfillment and marketing.  Increased competition may reduce our sales and profits. We do not represent a significant presence in our industry and we may not be able to compete effectively against other retailers of similar products.

NEW ROOT DOMAIN NAMES MAY HAVE THE EFFECT OF ALLOWING THE ENTRANCE OF NEW COMPETITORS AT LIMITED COST, WHICH MAY REDUCE THE VALUE OF OUR DOMAIN NAME ASSETS.

The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced, and has proposed the introduction of, additional new domain name suffixes. We do not presently intend to acquire domain names using newly authorized root domain names to match our existing domain names, although we have certain .cn (China) root domain names to complement our growth strategy. ICANN regularly develops new domain name suffixes that may make a number of domain names available in different formats, many of which may be more attractive than the formats held by us and which may allow the entrance of new competitors at limited cost.  New root domain names may reduce the value of our domain name assets.

WE ARE PLANNING TO EXPAND OUR BUSINESS.  OUR FAILURE TO MANAGE THE GROWTH OF OUR BUSINESS EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We seek to develop a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by our domain name assets.  For example, we entered into an agreement with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish a limited liability company for the purpose of developing, managing and monetizing our Karate.com domain name.  The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business.  Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.  We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

THE LOSS OF CERTAIN KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITON.

Our performance is substantially dependent upon the services of our executive officers and other key employees, as well as on our ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the ownership, development, and management of websites and internet domain names.  The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Hampson, our Chief Executive Officer and Chairman, and Ms. Chantal Iorio, our Vice President Finance, would be detrimental.  We have employment agreements with Mr. Hampson and Ms. Iorio that provide for their continued service to us until June 1, 2012 and January 7, 2013 respectively.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN 2010.   IF WE ARE UNABLE TO DO SO, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We will be required to raise additional funds for operations in 2010 and intend to do so primarily through the sale or lease of a few of our non-core domain names.  It is possible that if we are unable to raise adequate funds from the sale of these domain names, we will have to raise additional funds through public or private financing, strategic relationships or other arrangements to carry out our business. We cannot be certain that any financing will be available on acceptable terms, or at all.  Equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights. If we need to raise additional capital but are unable to do so, we may be required to curtail our operations.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR VOTING SECURITIES.  OUR NON-MANAGEMENT STOCKHOLDERS MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Our current directors, officers and more than 5% stockholders, as a group, beneficially own approximately 23.52% of our outstanding common stock. These shareholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other types of transactions that require stockholder approval.  Our non-management stockholders may have no effective voice in our management.

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

WE EXPECT VOLATILITY IN THE PRICE OF OUR COMMON STOCK, WHICH MAY SUBJECT US TO SECURITIES LITIGATION RESULTING IN SUBSTANTIAL COSTS AND LIABILITIES AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

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

Item 2.  Properties

Our principal office is located at #645-375 Water Street, Vancouver, British Columbia V6B5C6, Canada.  We lease this office space, which consists of approximately 5,400 square feet.  The lease has a term of 5 years, beginning on October 1, 2007 and ending on September 30, 2012.  Pursuant to the terms of the lease agreement, we have committed to basic rent costs for the remaining 3 fiscal years commencing January 1, 2010 as follows: (a) year 1 - $121,531; (b) year 2 - $126,873; (c) year 3 (which will be comprised of nine months only) - $98,159.  We are also responsible for common area costs which are currently estimated to be equal to approximately 73% of basic rent.  We also lease an office located at 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, Washington 98168 for a nominal amount per month.

Item 3.  Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material loss.

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

Item 4.  Removed and Reserved

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.001 par value per share, has been quoted on the OTC Bulletin Board under the symbol “LIVC” since August 4, 2008.  Before that date, our common stock traded under the symbol “CMNN”.  The following table sets forth, for each fiscal quarter for the past two years, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board.  The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period ended	High	Low
December 31, 2009 September 30, 2009 June 30, 2009 March 31, 2009 December 31, 2008 September 30, 2008 June 30, 2008 March 31, 2008	$0.22 $0.30 $0.35 $0.41 $1.34 $2.81 $3.10 $3.47	$0.13 $0.15 $0.18 $0.15 $0.25 $1.25 $2.26 $2.37

Holders of Record

We have approximately 140 record holders of our common stock as of March 22, 2010 according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

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

The table below illustrates, as of December 31, 2009, the number of shares of common stock to be issued upon the exercise of options granted from the Plan, the weighted average exercise price of the outstanding options and the number of securities remaining available in the Plan for future issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,845,500	$0.63	1,781,602*
Equity compensation plans not approved by security holders	--	--	--
Total	2,845,500	$0.63	1,781,602*

* an additional 372,898 shares under the Plan were granted to vendors in exchange for services

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, we did not sell or issue securities that were not registered under the Securities Act of 1933, as amended.

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

Overview

We build consumer internet experiences around our large portfolio of domain names.  In addition, we own hundreds of non-core domain names that we may choose to develop, lease or sell in the future to raise funds in a non-dilutive manner.  We generate revenues from consumer internet experiences in two different ways; through the online sales of products (eCommerce) and through the sale of advertising.  Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell discount brand name fragrances, skin care and hair care products directly to consumers.  We also generate revenues by selling online advertising space to advertisers or in partnership with third party advertising networks.  However, in 2008 and 2009, advertising accounted for less than 2% of total revenues.

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

The recent downturn in the global economy has significantly impacted the U.S. economy and consumer confidence.  It remains a challenge for all retailers, including online retailers, to achieve sales growth with adequate gross margins.  Both our sales and our ability to raise capital have been negatively impacted as a result of the current recession in the U.S. and we expect this to continue until the economy improves.

During 2008 and 2009, our revenues were not sufficient to support our operations and we do not expect this to change soon.  Therefore, we needed to find ways to raise funds for working capital.  Toward the end of the 2008 fiscal year, we began to experience significant challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.  Furthermore, if we attempted to raise funds through the sale of our securities, the steep decline in the price of our common stock would result in significant dilution to our current stockholders.  As a result, management has decided to actively pursue the sale of some of our non-core domain names to raise funds.  From January 1, 2009 through December 31, 2009, we sold ten domain names, not including our cricket.com domain name, for a total of nearly $3.2 million.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2010.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, including layoffs of staff and the termination of consulting and investor relations contracts.  In addition, our Chief Executive Officer has amended his employment agreement to reduce the annual base salary from $300,000 CAD to $120,000 CAD effective February 1, 2009.  Furthermore, he agreed that the eight months of salary payable between February 1 and September 30, 2009, which totalled $80,000 CAD, would be decreased to $72,000 and the payment was deferred until the end of 2009.  As a result of these efforts, our net cash outflows have begun to decrease.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RESTATEMENT OF FINANCIAL STATEMENTS

On June 18, 2009, we were advised by Ernst & Young, LLP, our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the years ended December 31, 2008 and 2007 (the “Original Financial Statements”), contained errors.  Based on the foregoing, C. Geoffrey Hampson, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that these financial statements should no longer be relied upon.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative period ended December 31, 2008.  Please also see Note 2 to our restated financial statements for the period ended December 31, 2008, as well as our related disclosure in Amendments No.1 and No. 2 to our Form 10-K as filed with the Securities and Exchange Commission on September 14, 2009 and October 26, 2009, respectively.  Below is a discussion of the effect of the restatement to our financial statements for the year ended December 31, 2008.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with loss carryforwards.  This was an incorrect application of GAAP.   Correction of this error resulted in the recognition of a deferred tax liability of $206,370 at December 31, 2008, and a deferred income tax recovery of $40,389 in the year ended December 31, 2008.

B. Non-Controlling Interest:

The Company discovered an error in its continuity of non-controlling interest in our subsidiaries as at January 1, 2007, resulting in a $100,676 increase to the opening non-controlling interest liability and deficit.

The Company also determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with our exchange, in 2008, of $3,000,000 due from our subsidiary for shares of the subsidiary’s common stock.  See Note 5 to our consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities as described in the preceding two paragraphs, the non-controlling interest’s share of subsidiary losses in 2008 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $75,478 in the year ended December 31, 2008.

C. Management Compensation:

The December 31, 2008 financial statements did not accrue $119,045 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to our current President and Chief Corporate Development Officer pursuant to his employment agreement.  These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in a decrease of $118,893 to our stock-based compensation expense in the year ended December 31, 2008.

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

 (ii) Shares issued to Auctomatic founders

As part of the merger with Auctomatic, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in 2008 is $170,065.

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

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008
Expressed in US Dollars	Year ended	Year ended
	December 31, 2009	December 31, 2008
		(As Restated)
SALES
Health and beauty eCommerce	$7,216,479	$9,271,237
Other eCommerce	-	455
Sponsorship revenues	220,397	-
Domain name advertising	95,877	93,141
Miscellaneous income	74,138	-
Total Sales	7,606,891	9,364,833

COSTS OF SALES
Health and Beauty eCommerce	5,677,005	7,683,432
Other eCommerce	-	380
Total Costs of Sales (excluding depreciation and amortization as shown below)	5,677,005	7,683,812

GROSS PROFIT	1,929,886	1,681,021

OPERATING EXPENSES
Amortization and depreciation	241,094	253,141
Amortization of website development costs	123,395	58,640
Corporate general and administrative	1,004,051	2,911,627
ECommerce general and administrative	319,155	567,980
Management fees and employee salaries	3,583,288	5,798,728
Corporate marketing	14,036	147,842
ECommerce marketing	580,331	766,393
Other expenses	264,904	708,804
Total Operating Expenses	6,130,254	11,213,155

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture payments	-	(1,000,000)
Gain on settlement of amounts due regarding Global Cricket Venture	750,000	-
Gain from sales and sales-type lease of domain names	2,452,081	461,421
Accretion interest expense	(63,300)	(96,700)
Interest expense	(25,845)	-
Interest and investment income	1,534	67,683
Foreign exchange loss	(88,571)	(3,407)
Gain on restructure of severance payable	212,766	-
Gain on restructure of Auctomatic payable	29,201	-
Impairment of Auction Software	(590,973)	-
Impairment of Goodwill	(2,539,348)	-
Total Non-Operating Income (Expenses)	137,545	(571,003)

NET LOSS BEFORE TAXES	(4,062,823)	(10,103,137)

Deferred tax recovery	81,163	40,389

CONSOLIDATED NET LOSS	(3,981,660)	(10,062,748)

ADD: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(28,353)	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(4,010,013)	$(9,987,270)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	$(0.17)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Basic	23,941,358	21,937,179

Net Loss attributable to Live Current Media Inc. common stockholders	$(0.17)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Diluted	23,941,358	21,937,179

Results of Operations

Sales and Costs of Sales

Year over Year Analysis

Total sales of $7,606,891 reported during the year ended December 31, 2009 decreased by $1,757,942, or 18.8%, from sales of $9,364,833 in 2008.  The decrease without consideration of Cricket.com sponsorship revenues of $220,397 was $1,978,339, or 21.1%, due primarily to a decline in Perfume.com revenues as described below.  The decrease in costs of sales year over year of $2,006,807, or 26.1% is also consistent with the decline in our eCommerce business.  Health and Beauty eCommerce product sales represented 94.9% of total revenues in 2009 including Cricket.com sponsorship revenues and 97.7% excluding these revenues, compared to 99.0% of total revenues in 2008.

Overall gross margin in 2009 was 23.1% excluding sponsorship revenues, compared to 18.0% in 2008.  This increase was due to new revenue generating activities that were pursued in 2009, as well as a significant increase in gross margins in our eCommerce business as a result of increased prices, and decreased discounts, coupons and promotions.

Quarter over Quarter Analysis

Overall, combined sales in Q4 of 2009 totalled $2,391,868 as compared to $3,626,217 in Q4 of 2008, a decrease of 34.0%.  This decrease was driven by the decrease in sales at Perfume.com. Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 97.6% of total revenues in Q4 of 2009, compared to 99.5% of total revenues in Q4 of 2008.  A discussion of the decline in our revenues is included below.

Costs of sales were $1,791,160 in Q4 of 2009 compared to $3,016,615 during Q4 of 2008, a decrease of 40.6%.  This resulted in an overall gross margin in Q4 of 2009 of $600,708, or 25.1%.  This is compared to a gross margin of $609,602, or 16.8% in Q4 of 2008.  This significant increase in the overall gross margin in Q4 of 2009 is due to a change in management’s focus from increasing gross sales through promotions and a reduction in prices, to increasing gross margins by reducing discounts and increasing prices, as well as the implementation of other income opportunities that require few costs to manage and have a 100% gross margin.

Health and Beauty (H&B) eCommerce Sales

Our Perfume.com sales result from the sale of fragrances, designer skin care and hair care products.  Our results for 2008 include immaterial amounts relating to our eCommerce monetization of Body.com which ended in early 2008.  Our health and beauty eCommerce product sales through our perfume.com website accounted for nearly all of our eCommerce sales in 2008 and 2009 and we expect that this will continue in the short term.

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2008.

Quarter Ended	Total Quarterly Sales	Average Daily Sales

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
September 30, 2009	1,498,265	16,285
December 31, 2009	2,334,865	25,379
Fiscal Year 2009 Totals	$7,216,479	$19,771

March 31, 2008	$1,816,007	$19,956
June 30, 2008	1,912,217	21,013
September 30, 2008	1,934,829	21,031
December 31, 2008	3,608,184	39,219
Fiscal Year 2008 Totals	$9,271,237	$25,331

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

Quarter Ended	Quarterly Gross	Quarterly Gross
	Margins $	Margin %

March 31, 2009	$333,548	19.4%
June 30, 2009	347,435	20.9%
September 30, 2009	314,786	21.0%
December 31, 2009	543,705	23.3%
Fiscal Year 2009 Totals	$1,539,474	21.3%

March 31, 2008	$334,678	18.4%
June 30, 2008	329,150	17.2%
September 30, 2008	332,580	17.2%
December 31, 2008	591,397	16.4%
Fiscal Year 2008 Totals	$1,587,805	17.1%

Year over Year Analysis

Perfume.com revenues decreased 22.2% during the year ended December 31, 2009 compared to revenues in 2008.  Daily sales of $19,771 in 2009 decreased in part due to the decline in economic conditions; however as management has shifted its focus to increasing gross margins from increasing gross revenues, we expect this trend to continue.

Costs of shipping and purchases decreased 26.1% to $5,677,005 in 2009 from $7,683,432 in 2008.  This resulted in an increased gross margin during 2009 of 21.3% compared to 17.1% in 2008.  During the last half of 2009, management revised the business plan for Perfume.com and has now focused on increasing gross margins and cutting costs.  As a result, although there has been decline in revenues period over period, this change in strategy has provided the Company with significantly larger gross margins quarter over quarter in 2009. The dollar amount of our gross margins has remained consistent year over year, however we have been able to increase our gross margins by over 4 percentage points even as our revenues have declined.

Quarter over Quarter Analysis

Perfume.com revenues in Q4 of 2009 accounted for 32.4% of our annual eCommerce sales, due to the seasonal nature of our business.  This is compared to sales in Q4 of 2008 that accounted for 38.9% of our 2008 annual sales.  Historically, Perfume.com sales in our 4th quarter usually account for 30-40% of our annual sales.  Management believes that this business segment, especially with the new strategy of higher engagement and higher prices, continues to demonstrate strong potential.  However, it is possible that consumer spending on discretionary items will continue to decline as the recession in the U.S., from which we earn the majority of our eCommerce revenues, continues.

Perfume.com revenues decreased 35.3% to $2,334,865 in Q4 of 2009 from $3,608,184 in Q4 of 2008.  Daily sales averaged $25,379 in Q4 of 2009 compared to $39,219 per day in Q4 of 2008.  This decrease was due both to the continuing recessionary factors in the U.S. economy, as well as the significant shift in management’s selling strategy.  Whereas in 2008 we were focusing on increasing revenues to the detriment of our gross margin ratios, in 2009 the strategy focused on increasing gross margins by limiting aggressive and unprofitable SEO practices and discounts, broadening valuable content on the site, and increasing prices of products for sale.

Costs of shipping and purchases totalled $1,791,160 in Q4 of 2009 as compared to $3,016,787 in Q4 of 2008. This produced significantly higher gross margins in Perfume.com of 23.3% in Q4 of 2009 compared to 16.4% in Q4 of 2008.  The continuing increases in gross profit margins in each quarter of 2009 demonstrates the success of management’s continued effort to increase gross margins, although achieving this goal resulted in decreased revenues.  Management continues to research and pursue opportunities that may contribute to higher gross margin percentages in the future.  Management anticipates that it will maintain a profit margin of approximately 20-23% through 2010.  Over the next several quarters, management will continue to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should also aid in increasing gross margins in the future.

Other eCommerce Sales

In Q1 of 2008, we ceased offering goods or services for sale on any of our websites other than Perfume.com and undertook to re-evaluate the business models around which these websites were built.  As a result, these websites generated no revenue after the first quarter of the 2008 fiscal year.  In 2010, we will continue to allocate our resources to Perfume.com.

Sponsorship Revenues

In Q3 and Q4 of 2009, we collected for revenues earned on sponsorships related to past cricket tournaments that are receivable based on the Company’s prior agreements relating to the cricket.com website.  All amounts were either received during or subsequent to year end.  There were no similar revenues in 2008 and we will not have similar revenues in the future.

Advertising Income

Year over Year Analysis

During 2009, our advertising revenues were $95,877, consistent with our advertising revenues in 2008 of $93,141.  These revenues accounted for 1.3% of total revenues in 2009 both including and excluding sponsorship revenues, slightly higher than the 1% in 2008.  As noted above, management continues to pursue new opportunities to increase advertising revenues, however we do not expect them to account for a significant portion of our revenue stream.

Quarter over Quarter Analysis

In Q4 of 2009, we generated advertising revenues of $29,162 compared to $18,033 in Q4 of 2008, an increase of 61.7%.  Management had terminated its primary advertising contract in early 2008 because its restrictive conditions limited monetization in the medium and long term.  Advertising revenues had subsequently decreased throughout every quarter in 2008.  However, in 2009 management pursued new monetization opportunities with advertisers and increased advertising options available on our properties.  As a result, in 2009, advertising revenues began to increase quarter over quarter.  In Q4 of 2009, advertising accounted for 1.2% of total revenues compared to only 0.5% of total revenues in Q4 of 2008.  Advertising revenues are expected to continue to account for less than 2% of total revenues in 2010.

Miscellaneous Income

In early 2009, we implemented a new cost sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services.  This income is included in miscellaneous and other income on our consolidated statements of operations.

Domain Name Leases and Sales

There was one outright sale of a domain name in the 2008 fiscal year and sales of ten domain names in 2009, not including Cricket.com.  Management has successfully raised significant funds in order to aid in the Company’s liquidity, continues to evaluate expressions of interest from domain name buyers, and continues to search for other domain names that would complement either the advertising or eCommerce businesses.

General and Administrative (G&A) Expenses

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.  The following tables summarize our total general and administrative expenses, and the breakdown of our corporate and eCommerce general and administrative expenses during each quarter since January 1, 2008.

Quarter Ended	Corporate	eCommerce	Total		As a % of
	G&A	G&A	G&A*		Total Sales**

March 31, 2009 (as restated)	$291,585	$80,220	$371,805		21.2%
June 30, 2009	250,598	73,668	324,266		19.0%
September 30, 2009	138,512	63,461	201,973		13.1%
December 31, 2009	323,356	101,806	425,162		17.8%
Fiscal Year 2009 Totals	$1,004,051	$319,155	$1,323,206		17.9%

March 31, 2008 (as restated)	$526,534	$169,813	$696,347		37.7%
June 30, 2008 (as restated)	571,355	100,495	671,850		34.6%
September 30, 2008 (as restated)	1,037,546	114,973	1,152,519	(1)	59.0%
December 31, 2008 (as restated)	776,192	182,699	958,891		26.4%
Fiscal Year 2008 Totals (as restated)	$2,911,627	$567,980	$3,479,607		37.2%

* Excluding foreign exchange gain or loss which was reported as part of G&A expenses until Q4 2009
**Excluding cricket.com sponsorship revenues
(1) Cricket related expenses included in corporate general and administrative costs for the first two quarters of 2008 were capitalized in Q2 of 2008.  In Q3 of 2008, these costs were expensed in full in Q3 of 2008, resulting in the larger expense for that quarter.

Year over Year Analysis

In 2009, we recorded total general and administrative expense of $1,323,206 or 17.9% of total sales, not including Cricket.com sponsorship revenues, as compared to $3,479,607 or 37.2% of total sales in 2008, a decrease of $2,156,401, or 62.0%.  This total includes corporate and eCommerce related general and administrative costs.  Management has actively curtailed its spending since early 2009, and expects this trend to continue throughout 2010 and 2011.

Corporate general and administrative costs in 2009 of $1,004,051 have decreased by $1,907,576, or more than 65.5%, compared to $2,911,627 spent in 2008.  One of the significant costs we incurred during 2008 which was not incurred in 2009 was approximately $680,000 in payments made in cash and common stock for investor relations services as well as $396,600 in M&A activity.  We also significantly reduced expenses during 2009, including reductions of $38,800 in meals and entertainment, $110,500 in travel, $46,300 in telephone, and $21,900 in automobile allowance and parking costs.  The decrease in these expenses was due to management’s focus in 2009 on cutting costs as well as the decrease in the number of employees in 2009.  These expenses also decreased by $101,200 in rent benefits and approximately $165,800 in legal expenses due to our addition in mid-2008 of in-house legal counsel.  Cricket related expenses included in corporate general and administrative costs in 2009 were $23,697, which represented a decrease of approximately $373,400 over the $397,133 expensed in 2008.  In total, these expenses accounted for 13.6% of total revenues excluding Cricket.com sponsorships in 2009, compared to 31.1% in 2008.

ECommerce general and administrative costs, which totaled $319,155 in 2009, decreased by $248,825, or 43.8% compared to the prior year.  During 2008, we spent $105,300 for recruiting costs.  There were no recruiting costs in 2009.  Additional reductions included $9,200 in internet hosting and traffic, $11,800 in internet traffic, $42,200 in decreased consulting fees, $38,900 in travel and accommodation costs related to our Perfume.com business, and $49,300 in merchant fees due to decreased sales in 2009.  We believe that these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales and our continued focus on growing the eCommerce business.  We expect to maintain eCommerce general and administrative costs below 10% of eCommerce sales.  These expenses represented 4.4% of eCommerce sales in 2009 compared to 6.1% in 2008.

Quarter over Quarter Analysis

In Q4 of 2009, we recorded total general and administrative expense of $429,794 or 18.0% of total sales as compared to $977,366 or 27.0% of total sales in Q4 of 2008, a decrease of $547,572 or over 56.0%.  This total includes corporate and eCommerce related general and administrative costs.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $323,356 have decreased from the amount of $776,192 in Q4 of 2008 by $452,836, or 58.3%.  The significant costs we incurred during Q4 of 2008 which were not incurred in Q4 of 2009 were approximately $151,100 in payments made both in cash and common stock for investor relations services, and $377,000 in M&A activity.  There were no expenses related to our cricket activities in Q4 of 2009 as we had disposed of cricket.com in August of 2009, however there were over $26,000 of such expenses in Q4 of 2008.  In total, corporate general and administrative expenses accounted for 13.5% of total revenues in Q4 of 2009, compared to 21.4% in Q4 of 2008.

ECommerce general and administrative costs, which totalled $101,806 in Q4 of 2009, decreased by $80,893, or 44.3%, over Q4 of 2008 primarily due to a $36,500 decrease in merchant fees and $48,300 decrease in consulting expenses in Q4 of 2009 compared to Q4 of 2008.  These expenses represented 4.4% of eCommerce sales in Q4 of 2009 compared to 5.1% in Q4 of 2008.   Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and management’s continued focus on growing the eCommerce business throughout 2010.

Management Fees and Employee Salaries

The following table details the breakdown of our management fees and employee salaries expense during each quarter since January 1, 2008.

Quarter Ended	Total	Accrued	Stock-Based	Normalized
	Expense	Bonuses	Compensation	Expense

March 31, 2009 (as restated)	$1,193,595	$8,919	$610,342	$574,334
June 30, 2009	996,661	10,427	452,487	533,747
September 30, 2009	760,631	12,177	353,331	395,123
December 31, 2009	632,401	7,898	286,359	338,144
Fiscal Year 2009 Totals	$3,583,288	$39,421	$1,702,519	$1,841,348

March 31, 2008 (as restated)	$1,168,089	$123,602	$443,721	$600,766
June 30, 2008 (as restated)	1,595,082	224,575	543,158	827,349
September 30, 2008 (as restated)	2,171,036	258,166	646,994	1,265,876	(1)
December 31, 2008 (as restated)	864,521	(251,648)	528,653	587,516
Fiscal Year 2008 Totals (as restated)	$5,798,728	$354,695	$2,162,526	$3,281,507

(1) Cricket related expenses included in corporate general and administrative costs for the first two quarters of 2008 were capitalized in Q2 of 2008.  In Q3 of 2008, these costs were expensed in full, resulting in the larger expense for that quarter.

Year over Year Analysis

During the year ended December 31, 2009, we have seen a continuing decline in management fees and employee salaries.  In 2009, we incurred total management fees and staff salaries of $3,583,288 compared to $5,798,728 in 2008, a decrease of 38.2%.  This amount includes stock based compensation of $1,702,519 and $2,162,526 in 2009 and 2008 respectively.  It also includes accrued amounts for special bonuses payable to our current President pursuant to his employment agreement.  Excluding these amounts, normalized management fees and employee salaries expense was $1,841,348 in 2009 compared to $3,281,507 in 2008, resulting in a decrease of 43.9% year over year.  This decrease was primarily due to the fact that we terminated several employees in early 2009, as well as decreased costs related to our activities in cricket.com.  Cricket related expenses, including management fees and salaries for the year ended December 31, 2009, were $424,425, while during 2008 these expenses totalled $973,679.  In August 2009, we terminated our activities related to the cricket venture.

Normalized management fees and salaries represented 24.9% of total revenues, not including cricket sponsorship revenues, in 2009 and 35.0% in 2008.  In early 2009, our staffing requirements were restructured and a number of employees were laid off, including our former President and COO.  After severance payments were fully paid out, the reduced number of staff will contribute to a decrease in management fees and salaries as a percentage of revenue.  We anticipate maintaining salary expense at approximately 20% of revenues.

Executive compensation in 2009 of $2,104,868 (2008 - $3,125,605) accounted for 58.74% (2008 – 53.90%) of the total management fees and employee salary expense.  Excluding executive compensation, employee salaries decreased by 44.7% due to the fact a number of staff were terminated in 2009 in both the health and beauty business and administrative support.

Quarter over Quarter Analysis

In Q4 of 2009, we incurred total management fees and staff salaries of $632,401 compared to $864,521 in Q4 of 2008.  These amounts include stock based compensation of $286,359 in Q4 of 2009 and $528,653 in Q4 of 2008, as well as accrued amounts for special bonuses payable.  Excluding these amounts, normalized management fees and employee salaries expense in Q4 of 2009 totalling $338,144 decreased by 42.4% over Q4 of 2008.  This decrease was primarily due to staff terminations in 2009.

Normalized management fees and staff salaries have decreased steadily since Q4 of 2008.  In Q4 of 2009, these expenses represented only 14.1% of total revenues, not including cricket.com sponsorship revenues.  These decreases are due to the fact that we terminated several employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.  Management believes that it is reasonable for the Company to maintain salaries expense below 20% of total revenues.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that results in a successful sale.

Quarter Ended	Corporate	eCommerce	Total	As a % of
	Marketing	Marketing	Marketing	Total Sales**

March 31, 2009 (as restated)	$3,876	$111,422	$115,298	6.6%
June 30, 2009	6,221	114,965	121,186	7.1%
September 30, 2009	3,939	107,678	111,617	7.3%
December 31, 2009	-	246,266	246,266	10.3%
Fiscal Year 2009 Totals	$14,036	$580,331	$594,367	8.0%

March 31, 2008 (as restated)	$26,459	$149,187	$175,646	10.0%
June 30, 2008 (as restated)	20,243	129,885	150,128	7.7%
September 30, 2008 (as restated)	14,449	99,412	113,861	5.8%
December 31, 2008 (as restated)	86,691	387,909	474,600	13.1%
Fiscal Year 2008 Totals (as restated)	$147,842	$766,393	$914,235	9.8%

**Excluding cricket.com sponsorship revenues

Year over Year Analysis

During 2009, we incurred $594,367 in marketing costs, or 8.0% of total revenues excluding sponsorship revenues, compared to $914,235, or 9.8% of total revenues in 2008.  Our websites’ search rankings currently perform adequately however management believes targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.

Included in this total was $14,036 in corporate marketing expenses in 2009 compared to $147,842 in 2008, a decrease of $133,806 or 90.5%.  In 2008, $42,500 of these costs consisted of public relations services related to rebranding the Company. Corporate marketing expenses included costs related to our cricket activities totaling $6,787 in 2009 compared to $105,443 in 2008.  We have been able to maintain corporate marketing costs in both periods to a small percentage of total revenues.

ECommerce marketing expenses relate entirely to advertising costs incurred in our eCommerce business, particularly email advertising, search engine marketing, and affiliate marketing programs.  During 2009, these expenses were $580,331 compared to $766,393 in 2008.  The decrease of $186,062, or 24.3% year over year, was due to a decrease of approximately $271,700 in pay-per-click advertising campaigns and email advertising campaigns combined, and a reduction of $18,000 in comparison shopping advertising, offset by increases of $45,000 to online advertising and $60,800 to affiliate spending advertising costs during 2009 compared to 2008 as management continues to explore cost-effective ways to drive revenues and traffic.  ECommerce marketing costs in 2009 accounted for 8.0% of eCommerce sales and were consistent with 8.3% in 2008.  Management believes it is reasonable to expect eCommerce marketing costs to remain under 10% of eCommerce sales.

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q4 of 2009, we incurred total marketing expenses of $246,266, or 10.3% of total revenues, compared to $474,600, or 13.1% of total revenues in Q4 of 2008.

There were no corporate marketing expenses included in this total for Q4 of 2009, however $86,691 of the total in Q4 of 2008 were corporate marketing expenses.  The expenses we incurred during Q4 of 2008 related to corporate marketing costs for our cricket activities.

ECommerce marketing expenses in Q4 of 2009 of $246,266, or 10.5% of eCommerce sales, decreased by $141,643 or 36.5% compared to $387,909 expensed in Q4 of 2008.  These expenses have been consistent throughout 2009 due to increased effective email marketing campaigns for Perfume.com.  The fourth quarter of each year sees an increase in these expenses due to the seasonal nature of our revenues.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Other Expenses

During Q1 of 2009, we incurred various restructuring costs of $264,904 consisting of severance payments to our former President and Chief Operating Officer and to other employees terminated in the first quarter as a result of restructuring our staffing requirements.  There were no such expenses during the remainder of 2009.

During the first quarter of 2008, we incurred various unusual and one-time costs totaling $629,856.  During Q2 of 2008, we incurred similar restructuring costs including $31,691 in valuation costs relating to the payment of amounts owed to the Company by its subsidiary, DHI, with shares of DHI common stock which were issued in Q1 2008, and $2,000 in some final windup costs related to the disposition of FrequentTraveller in late 2007.  During Q3 and Q4 of 2008, we incurred $45,000 in costs related to engaging two firms to pursue capital financing opportunities that were terminated subsequent to the 2008 year end.  Total other expenses for 2008 were $708,804.

Global Cricket Venture Expenses

We incurred $227,255 in the first quarter of 2009, $155,968 in the second quarter of 2009, and $69,084 in the third quarter of 2009 relating to Global Cricket Venture, sometimes referred to in this report as “GCV”.  We ceased incurring such costs after August 2009 when we entered into an agreement to sell cricket.com, as discussed below.  These costs relate to, but are not limited to, expenditures for business development, travel, marketing, consulting, and salaries.  As such, the costs have been reported as $6,787 of corporate marketing, $424,425 of management fees and employee salaries, and $21,095 of corporate general and administrative expenses.

On March 31, 2009, the Company, GCV, the BCCI and the IPL amended the Memoranda of Understanding that had been entered into on April 16, 2008.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On the same date, the Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the combined $1 million owed to the BCCI and the IPL at December 31, 2008 was reduced to $500,000, consisting of $125,000 owed to the BCCI and $375,000 owed to the IPL.  We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments included in the Memoranda of Understanding by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.  The responsibility for this payment was assumed by, and the benefits associated with the Memorandum of Understanding (“MOU”) formerly held by the Company were transferred to, GCV through the Novation Agreement.  During the first quarter of 2009, the Company also accrued the payment of $625,000 that was due to be paid to the BCCI on January 1, 2009.  As a result of the Novation Agreement, the consolidated financial statements for the year ended December 31, 2009 reflected a gain on settlement of GCV related payments of $750,000.

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

We also agreed to sell the cricket.com domain name, along with the associated website, content, copyrights, trademarks, etc., to Mauritius for consideration of four equal payments of $250,000 each.  In order to facilitate the transfer of the Cricket.com website, we agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services.  The cricket.com domain name is to remain the property of the Company until all payments have been made.  As of the date of filing this report, the first three instalments of $250,000 each have been received.  At December 31, 2009, collectability of the two instalments receivable in February and May 2010 was not reasonably assured, therefore we have only recognized the first two $250,000 instalments in 2009 in our calculation of the gain on sales-type lease of cricket.com as discussed below.

We accounted for these transactions under ASC 605-25, Multiple Element Arrangements.  Using this guidance, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services we are to provide to Mauritius during the transition period, are to be recognized over the six month transition period, or from September 2009 to February 2010.  As a result, the Company recognized four/sixths of the gain on settlement of the amounts owing under the Novation Agreement, four/sixths of the gain on sales-type lease of the first instalment received for cricket.com, and one/third of the gain on sales-type lease of the second instalment received for cricket.com during 2009.  Refer to Note 6 in our consolidated financial statements attached.

These two agreements resulted in our full exit from the Cricket business, once we provided the interim support services, which we have agreed to provide for a period of six months and which we completed on February 20, 2010.  The Transition Period ended February 20, 2010.  Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement on a month to month basis.

Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the Internet, "pay-per-click" advertising, and selling advertising on media rich websites with relevant content.  However, during the 2008 and 2009 fiscal years our revenues were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during those years, and we continue to explore opportunities to do so in 2010 as well.  We also sold or leased some of our domain name assets in order to better manage our liquidity and cash resources.

In November 2008, we also raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of our common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.

As at December 31, 2009, current liabilities were in excess of current assets resulting in a working capital deficiency of $1,311,475 compared to a working capital deficiency of $3,199,931 at December 31, 2008.  During the year ended December 31, 2009, we incurred a net loss of $4,010,013 and a decrease in cash of $1,418,820 compared to a net loss of $9,987,270 and a decrease in cash of $5,542,725 during the year ended December 31, 2008.  During 2009, we increased our accumulated deficit to $16,787,208 from $12,777,195 in 2008 and have a stockholders’ deficit of $148,448, primarily due to the net loss for the year which includes two impairment charges during the year.  The impairment charges of $590,973 of Auction Software and $2,539,348 of Goodwill relate to the merger with Auctomatic in May 2008.  Refer to Notes 7 and 8 of our consolidated financial statements.

The decrease in cash for the year primarily included cash outlays to pay off some large accounts payable that had been accrued at the December 31, 2008 fiscal year end.  Other payments that were either unusual or non-operational in nature included expenses that were paid during the year related to Global Cricket Venture.

Operating Activities

Operating activities during the year ended December 31, 2009 resulted in cash outflows of $4,210,644 after adjustments for non-cash items.  The most significant adjustments were the stock-based compensation expensed during the period of $1,702,519, which offset the decrease in accounts payable and accrued liabilities of $1,757,351 and the gain from the sales and sales-type lease of domain names of $2,452,081.  In the year ended December 31, 2008, cash outflows of $4,854,260 were primarily due to the net loss offset by stock-based compensation expensed during the year of $2,162,526, the increase in accounts payable and accrued liabilities of $1,612,814, and the amounts payable to the BCCI and IPL of $1,000,000.

Investing Activities

Investing activities during the year ended December 31, 2009 generated cash inflows of $2,791,824, primarily due to $3,446,420 in proceeds received from the sale and sales-type lease of domain names, less $284,669 in commissions.  During the year ended December 31, 2008, we generated cash outflows of $1,659,437 primarily due to the cash consideration of $1,530,047 paid in conjunction with the Auctomatic merger, the investment of approximately $187,532 in property and equipment, and $451,439 used for website development.

Financing Activities

There was no effect to financing activities for the year ended December 31, 2009.  The year ended December 31, 2008 included $970,972 in proceeds received from the sale of our common stock as a result of our private placement in November 2008.

Future Operations

At the 2009 and 2008 year ends we had a working capital deficiency, and for over the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquiring of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-core domain name assets.

We are pursuing opportunities to increase cash flows, however there is no certainty that these opportunities will generate sufficient cash flows to support our activities in the future in view of changing market conditions.  During the 2010 fiscal year, we expect to expend significant funds toward additional marketing costs, which we believe will translate into higher revenue growth.  There is no certainty that the profit margins we may generate going forward, even if we are also successful in raising working capital, will be sufficient to offset the anticipated marketing costs and other expenditures and may result in net cash outflow for the 2010 fiscal year.

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We have sold selected domain names in order to address short term liquidity needs.  Ten domain names were sold or leased during the year for over $3.2 million, in addition to the agreements that were reached with Mauritius relating to cricket.com.  We believe that these strategic sales of domain names will provide us with the required cash to meet our working capital needs and provide for general operating capital needs over the next 12 months.  We also anticipate that we may enter into future sales of domain names if we require further additions to our working capital.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur or that such sales, if they do occur, will provide us with enough money to meet our operating expenses.

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

We expect to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in our consolidated financial statements for the fiscal year ended December 31, 2009, which are included in this report.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do have off-balance sheet commitments as disclosed in the notes to our consolidated financial statements.  We do not engage in trading activities involving non-exchange traded contracts.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have generated a consolidated net loss of $4,010,013 and realized a negative cash flow from operating activities of $4,210,644 for the year ended December 31, 2009.  At this date, we had a working capital deficiency of $1,216,325, compared to $3,199,931 at December 31, 2008.  At December 31, 2009 we had an accumulated deficit of $16,787,208, as compared to an accumulated deficit of $12,777,195 at December 31, 2008.  Stockholders’ deficit was $148,448 at December 31, 2009, as compared to stockholders’ equity of $1,995,592 at December 31, 2008, primarily due to the net loss in 2009 which includes two impairment charges during the year.

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

Sponsorship revenues consist of sponsorships related to past cricket tournaments that are receivable based on our prior agreements relating to the Cricket.com website. Revenues are recognized once collectability is reasonably assured.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Revenues are recognized when the sale agreement is signed and the collectability of the proceeds is reasonably assured.  In 2009, there were ten sales of domain names, not including Cricket.com.  Collectability of the amounts owing on these sales are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  In 2008, there was a sale of one domain name.  Collectability of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In 2009, there was one sales-type lease of a domain name where collectability of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  The contract for the sales-type lease was breached in Q2 of 2009 however there was no effect to the financial statements.  In 2008, there was one sales-type lease of a domain name.  See also Note 12 to our consolidated financial statements.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at December 31, 2009 is recorded at cost of $28,714 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

Website development costs

We adopted the provisions of ASC 350-50-25, Website Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over its estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

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

Our intangible assets, which consist of our portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2009.

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

In accordance with ASC 350-20 and our policy to assess the carrying value of goodwill annually as noted above, we performed this assessment at the December 31, 2009 fiscal year end.  At that date, we determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired have ended, we have determined that an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic was required.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See also Notes 5 and 7 to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

ASC 105
In June, 2009, the FASB issued Update No. 2009-01, The FASB Accounting Standards Codification TM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This guidance is set forth in Topic 105 (“ASC 105”).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, is the interim period ending September 30, 2009.  The Company adopted ASC 105 at September 30, 2009, however the adoption of this statement did not have a material effect on its financial results.  Further to the adoption of ASC 105, the Company has updated its references to GAAP.

ASC 855
In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending June 30, 2009.  The Company adopted ASC 855 in the second quarter of 2009, however it did not have a material effect to the Company’s current practice.

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

In 2008, the Company adopted ASC 820 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on its financial results. The disclosures required by ASC 820 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 are included in Note 4 to the financial statements included in this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 16, 2009, Ernst & Young LLP (“E&Y”) was dismissed as our independent registered public accounting firm.  This action was approved by the Audit Committee of the Board of Directors of the Company.

The reports of E&Y on the Company's consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 did not contain any adverse opinion or a disclaimer of opinion, however the report issued on the financial statements for the year ended December 31, 2008 was modified as to our ability to continue as a going concern.

During the Company's fiscal years ended December 31, 2008 and December 31, 2007 and through December 16, 2009, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference thereto in its reports on the Company's financial statements for such fiscal years.

During the Company’s fiscal years ended December 2008 and 2007 and through December 16, 2009, there were two “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Reportable Events”).  The Reportable Events were as follows:

(1)           As disclosed in our 2008 Form 10-K, as amended and filed with the Securities and Exchange Commission on September 14, 2009, our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization because we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock based compensation, deferred income taxes and financial statement disclosure.

(2)           As we disclosed in the Current Report on Form 8-K which we filed with the Securities and Exchange Commission on June 24, 2009 and amended on July 20, 2009, on June 18, 2009 the Company was advised by E&Y that the audit opinion dated March 24, 2009 on the Company’s December 31, 2008 and 2007 consolidated financial statements could no longer be relied upon because of errors in our financial statements for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009.  These errors included errors in valuing and classifying warrants issued in connection with a financing, recording the appropriate expense related to the issuance of common stock made in exchange for services, and appropriately accruing as a liability and recording bonus compensation.

On December 18, 2009, Davidson & Company LLP (“Davidson”) was engaged as our independent registered public accounting firm.  The engagement of Davidson was approved by the Audit Committee of the Board of Directors.  During the Company’s fiscal years ended December 31, 2008 and December 31, 2007 and through December 18, 2009, we did not consult with Davidson regarding any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2009).  Based on such evaluation, our Chief Executive Officer and Principal Financing Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on that assessment under those criteria, management has determined that, at December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

On June 18, 2009, we were advised by Ernst & Young, LLP, who was then our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the years ended December 31, 2008 and 2007, contained errors. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that these financial statements should no longer be relied upon, The errors arose from the fact that we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations, stock based compensation, deferred income taxes and financial statement disclosure, resulting in the Company's determination that it did not maintain effective controls to ensure that errors like those we reported would not reoccur. Therefore, during the quarter ended December 31, 2009, the Company changed its internal control over financial reporting to retain the services of an outside consultant to assist with the accounting for unusual transactions in the future. In addition, the Company feels that its staff has a much higher level of technical knowledge and experience in the accounting for such items, and in the preparation and review of its financial statements. The Company also intends to provide additional training to its accounting staff, as necessary.

Except as noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

For the fourth quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table identifies our executive officers and directors, their age, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position Held	Officer/Director Since
C. Geoffrey Hampson	52	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board	June 1, 2007
Mark Melville	40	President and Chief Corporate Development Officer	January 1, 2008 (Chief Corporate Development Officer); February 4, 2009 (President)
Chantal Iorio	32	Vice-President, Finance	January 7, 2008
James P. Taylor	54	Director	July 23, 2007
Mark Benham	59	Director	September 12, 2007
Boris Wertz	36	Director	March 14, 2008

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

C. Geoffrey Hampson has been our Chief Executive Officer (“CEO”) and a director since June 1, 2007 and has been our Principal Financial Officer and Principal Accounting Officer since January 31, 2008.  Mr. Hampson has been the founder, president, and CEO of many successful, start-up and operating companies over the last 25 years.  He was CEO, President and a director of Peer 1 Network Enterprises, Inc., an internet infrastructure company, from September 2000 to January 2006.  He has been the CEO of Corelink Data Centers, LLC since November 2007 and the CEO and a co-owner of Techvibes Media Inc., a local market technology resource website and blog, since March 2007.  Mr. Hampson is Chairman and CEO of Fibrox Technology Ltd., a manufacturer of high quality mineral fibre for the automatic, acoustical and insulation markets since 1995.  Mr. Hampson sits on the boards of directors of several companies including Corelink Data Centers, LLC, a private company, Cricket Capital Corp., a company listed on the TSX Venture market, Techvibes Media Inc., a private company, Carat Exploration Inc., a company listed on the TSX Venture market, and Pacific Rodera Energy Inc., a company listed on the TSX Venture market.  Mr. Hampson devotes between 120 and 150 hours to our business per month.  Mr. Hampson has extensive experience with technology-based companies, both as a founder and operator.  He has an in-depth knowledge of the Company’s business, strategy and management team, all of which qualify him to be a director.

James P. Taylor has been our director since July 23, 2007, and is the Chair of the Audit Committee.  From April 2008 to the present, he has served as the Chief Financial Officer of Corelink Data Centers, LLC.  From April 2007 to December 2007, he was the Chief Financial Officer of Lakewood Engineering and Manufacturing.  From May 2006 to April 2007, he was engaged as a financing and management consultant for various companies.  From February 2002 to April 2006, Mr. Taylor served as the Chief Financial Officer for Peer 1 Network Enterprises, Inc., a publicly traded company and North American provider of Internet infrastructure services.  While at Peer 1, he was responsible for financial and administrative operations and led the development of annual and strategic business plans and financial models.  From 2001 to 2002, Mr. Taylor served as Chief Operating Officer and Chief Financial Officer of Chicago Aerosol, LLC.  Mr. Taylor is a member of the Society of Competitive Intelligence.  Mr. Taylor is a graduate of Indiana University where he obtained a Bachelor of Science degree in Finance and Accounting.  He earned his MBA from DePaul University where he focused his studies on International Business and Corporate Finance.  Mr. Taylor has over 20 years of experience in corporate management, finance and planning, as well as an in-depth knowledge of the Company’s business, strategy and management team, all of which qualify him to be a director.

Mark Benham has been our director since September 12, 2007.  He is Chair of the Compensation Committee and is also a member of the Audit Committee.  Mr. Benham has fifteen years of experience in private equity and investment banking.  Since 1994, Mr. Benham has been a partner at Celerity Partners, a private equity fund based in California. Mr. Benham currently sits on the boards of directors of several companies including Oncore Manufacturing Services, a private company, Pinnacle Treatment Centers, Inc., a private company, Trigemina, Inc., a private company, and Ascension Insurance, a private company.  Until resigning in 2009, he sat on the boards of directors of O Premium Waters, a private company, Portal Group Holdings, Inc., a private company, Verari Systems, Inc., a private company, and Peer 1 Network Enterprises, Inc., a publicly traded company and North American provider of Internet infrastructure services.  Mr. Benham holds a B.A. in English from the University of California, Berkeley, and an M.A. and M.B.A. from the University of Chicago.  Mr. Benham has extensive experience with technology-based companies in the context of his investment banking experience.  He has an in-depth knowledge of the Company’s business, strategy and management team, all of which qualify him to be a director.

Mark Melville has been our Chief Corporate Development Officer since January 1, 2008.  On February 4, 2009, he was also named our President.  From July 2005 to November 2007, Mr. Melville was Global Account Manager at Monitor Group L.P., one of the world’s premier strategic consulting and investment firms.  While at Monitor, he worked directly with senior executives of Fortune 500 companies on a range of strategic initiatives and co-led Monitor’s West Coast technology practice.  From August 2002 to July 2005, Mr. Melville was Chief Executive Officer of SteelTrace Ltd., a leading provider of business process and requirements management software.  Mr. Melville sold SteelTrace to Compuware Corporation in 2006.  Prior to SteelTrace, from 1999 to 2001, he was the Vice President of Corporate Development at MobShop, a pioneer in online commerce.  Prior to MobShop from 1998 to 1999, he was a senior member of Exchange.com, which was sold to Amazon.com in 1999. Mr. Melville holds a Masters in Business Administration degree from the Harvard Graduate School of Business, a Masters in Public Administration degree from Harvard's JFK School of Government, and an Honors Bachelor degree in Finance from the University of British Columbia.

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

Boris Wertz was appointed as a director effective March 14, 2008.  Dr. Wertz was also appointed to serve as Chair of the Governance Committee of the board.  Dr. Wertz has an established career of strategic management and operational experience in the area of consumer internet use.  From February 2008 to the present, he has served as CEO of Nexopia, the most popular social networking utility for Canadian youth.  From November 2007 to the present, he has served as CEO of W Media Ventures, a Vancouver-based venture capital firm that focuses on consumer internet investments. From 2002 to 2007, Dr. Wertz was the Chief Operating Officer of AbeBooks.com, the world's largest online marketplace for books, which was recently sold to Amazon.com.  He also served as a Director of AbeBooks.com from November 2003 to November 2008.  He currently serves on the Board of Directors for Yapta Inc., Suite 101, Inc., Indochino.com, TeamPages, Techvibes Media Inc. and Nexopia.com.  Dr. Wertz completed his Ph. D. as well as his graduate studies at the Graduate School of Management (WHU), Koblenz, majoring in Business Economics and Business Management.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2009 with the exception of the following;

(1)	From November 16, 2009 through November 18, 2009, Mr. Hampson engaged in 4 transactions to purchase shares of our common stock. These transactions were reported on November 23, 2009.
(2)	From November 19, 2009 through November 23, 2009, Mr. Hampson engaged in 4 transactions to purchase shares of our common stock. These transactions were reported on November 24, 2009.

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

Item 11.  Executive Compensation

The following table summarizes all compensation for the 2008 and 2009 fiscal years received by our Chief Executive Officer and our two most highly compensated executive officers who earned more than $100,000.  All annual totals have been converted from Canadian dollars to USD at the average 2009 foreign exchange rate of 0.8760 and a 2008 foreign exchange rate of 0.9371.  The 2008 amounts have been updated to reflect the 2008 restated amounts.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary (1) ($) (c)	Bonus (1) ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Cameron Pan Former Chief Financial Officer Aug 2000 – Feb 2002 July 2002 – Jan 31, 2008	2009 2008	None 206,487	None None	None None	None None		None None	None None	None 35,750	None 242,237
C. Geoffrey Hampson Chief Executive Officer, Chairman of the Board June 1, 2007 – Present; Principal Financial Officer, Principal Accounting Officer January 31, 2008 – Present(1)	2009 2008	112,232 285,320	None None	None None	568,906 515,255	*	None None	None None	None None	681,138 800,575
Mark Melville, Chief Corporate Development Officer January 1, 2008 to Present; President February 4, 2009 to Present (2)	2009 2008	220,549 230,276	87,601 281,130	None None	439,511 398,023	*	None None	None None	None 35,844	747,661 945,273
Jonathan Ehrlich, Chief Operating Officer and President Oct 2007 – January 31, 2009 (3)	2009 2008	282,052 258,612	17,520 None	None None	135,359 615,871	*	None None	None None	45,553 49,198	480,484 923,681

* amounts represent compensation expense and include the incremental fair value adjustment computed as a result of the repricing of stock options that occurred on March 25, 2009.

(1) Mr. Hampson did not receive any compensation for services as a director of the Company.  The Company valued Mr. Hampson’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.02%; a risk free interest rate of 3.97 and an expected life of 3.375 years resulting in a value of $1.61 per option granted.

(2) The Company valued Mr. Melville’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.66%; risk free interest rate of 3.07% and an expected life of 3.375 years resulting in a value of $1.26 per option granted

(3) The Company valued Mr. Ehrlich’s options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 118.02%; risk free interest rate of 4.05% and an expected life of 3.375 years resulting in a value of $1.45 per option granted.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Employment Agreements,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of our company or a change in the named executive officer's responsibilities following a change in control.

On January 31, 2008, Cameron Pan resigned as our Chief Financial Officer and employee.  Pursuant to the terms and conditions of an employment severance agreement dated January 17, 2008 between us and Mr. Pan, we agreed to pay Mr. Pan on February 1, 2008 CDN$248,000 represented by CDN$158,400 of severance allowance, CDN$79,200 of accrued bonus and CDN$10,400 for other benefits, less any and all applicable government withholdings and deductions.  Furthermore, pursuant to the severance agreement, for a period commencing on February 1, 2008 until April 30, 2008, we agreed to retain Mr. Pan as a consultant for a daily fee of CDN$750 or as the case may be, for an hourly rate of CDN$120, to assist in the day to day operations of Live Current and the transition of duties from Mr. Pan to others that may be designated by Live Current.

On February 4, 2009, Jonathan Ehrlich resigned as our President and Chief Operating Officer and employee, effective January 31, 2009.  Pursuant to the terms and conditions of an employment severance agreement dated February 4, 2009 between us and Mr. Ehrlich, the Company agreed to pay CDN$600,000 to Mr. Ehrlich, which consists of a severance allowance in the amount of CDN$298,000 and an accrued special bonus in the amount of CDN$250,000, less any and all applicable government withholdings and deductions, as well as other benefits in the amount of CDN$52,000.  The severance allowance and other benefits were to be paid over a period of 12 months.  The accrued special bonus had become due on October 1, 2008 and had been expensed in the fourth quarter of the 2008 fiscal year.  The other benefits were owing to Mr. Ehrlich before his resignation.  The payment of the net amount of the accrued special bonus was to be converted to equity and paid in restricted shares of the Company’s common stock over a period of 12 months.  The number of shares of common stock to be issued for each payment was to be computed using the closing price of the common stock on the 15th day of each month or, in the event that the 15th day was not a trading day, on the trading day immediately before the 15th day of the month.

On June 2, 2009 the employment severance agreement with Mr. Ehrlich was amended.  As a result of this amendment, we were permitted to pay the remaining severance amounts owed to Mr. Ehrlich over a period of 10 months rather than 5 months.  Mr. Ehrlich agreed to defer until December 31, 2009 the payment of the accrued special bonus, and as of September 1, 2009 we were relieved from the payment of certain expenses that we had agreed to make on Mr. Ehrlich’s behalf and from the obligation to pay relocation expenses to Mr. Ehrlich.

On November 13, 2009, we entered into a second amendment to the employment severance agreement with Mr. Ehrlich.  Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to Mr. Ehrlich as of November 16, 2009 in the gross amount of CDN$109,375 were paid in a lump sum payment less all applicable withholdings rather than over a period of 10 months.  Furthermore, Mr. Ehrlich agreed to waive all of the net monthly equity payments that we were obliged to pay him under the initial employment severance agreement and accepted CDN$20,000 cash, less all applicable withholdings, in lieu thereof.

On August 21, 2007, our Board of Directors adopted the Live Current Media Inc. 2007 Stock Incentive Plan (the “Plan”) and granted incentive stock options from the Plan to certain key personnel, as further described below.

Employment Agreements

C. Geoffrey Hampson, Chief Executive Officer and Chairman

We entered into an employment agreement with C. Geoffrey Hampson on May 31, 2007.  Pursuant to the employment agreement, Mr. Hampson shall serve as our Chief Executive Officer for a term of five years effective June 1, 2007 and subject to certain termination rights on the part of Live Current and Mr. Hampson.  The employment agreement provides that Mr. Hampson will receive an annual base salary of CDN$300,000, subject to annual review as well as a bonus of up to 60% of base salary as determined by the Board of Directors.  The employment agreement also entitles him to participate in the health, dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on September 11, 2007 we granted to Mr. Hampson an incentive stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share.  The option to purchase shares of our common stock vests over the term of the employment agreement as follows: (i) exercisable as to 333,333 shares on September 11, 2008 and (ii) thereafter the option to purchase 83,333 shares vests after each successive three-month period until the entire option has vested.  Unless earlier terminated, the option shall expire on September 11, 2012.  The incentive stock option was granted pursuant to our 2007 Stock Incentive Plan.  As part of the reduction in the exercise price of all options granted from the 2007 Stock Incentive Plan, the exercise price of the option granted to Mr. Hampson was reduced to $0.65 on March 25, 2009.

On June 1, 2007, the Board of Directors appointed Mr. Hampson as a director and Chairman of the Board.

On November 10, 2009 we entered into an amendment (the “Amendment”) with Mr. Hampson to the employment agreement.  The Amendment has an effective date of October 1, 2009.

Pursuant to the Amendment, Mr. Hampson’s annual salary has been reduced from CDN$300,000 to CDN$120,000 as of February 1, 2009.  The portion of Mr. Hampson’s salary that was deferred during the period beginning on February 1, 2009 and ending on September 30, 2009 in the amount of CDN$80,000, less any amounts as are required by law to be withheld, was to be converted to equity and paid in restricted shares of our common stock.  The number of shares of common stock to be issued will be computed using the closing price of the common stock on December 1, 2009.

The Amendment added the following language to the definition of “change of control of the company”: (a) if the incumbent Board of Directors (the “Incumbent Board”) ceases to constitute a majority of the Company’s Board of Directors for any reason(s) other than (i) the voluntary resignation of one or more Board members; (ii) the refusal by one or more Board members to stand for election to the Board; and/or (iii) the removal of one or more Board members for good cause; provided, however, (1) that if the nomination or election of any new director of the Company was approved by a vote of at least a majority of the Incumbent Board, such new director shall be deemed a member of the Incumbent Board; and (2) that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office (A) as a result of either an actual or threatened director election contest wherein a person or group of persons opposed a solicitation made by the Company with respect to the election or removal of directors at any annual or special meeting of the Company’s shareholders, or (B) as a result of a solicitation of proxies or consents by or on behalf of any person other than the Company or its designated representatives (a “Proxy Contest”), or (C) as a result of any agreement intended to avoid or settle any director election contest or Proxy Contest; (b) any cancellation or nonrenewal of the Company’s directors and officers insurance coverage without the approval of the Executive or the majority of the Incumbent Board; or (c) as a result of a successful tender offer.

The Amendment also includes a provision that allows any bonus paid to Mr. Hampson to be paid in common stock, in cash or in a combination of cash and common stock.  The entitlement to, amount and form of bonus remuneration must be determined and approved by the board of directors in its sole discretion.

On December 28, 2009 we entered into a second amendment to Mr. Hampson’s employment agreement.  Pursuant to the second amendment, the salary that had been deferred was reduced by CDN$8,000 and the balance was paid in cash to Mr. Hampson.

Jonathan Ehrlich, former Chief Operating Officer and former President

We entered into an employment agreement with Jonathan Ehrlich on September 11, 2007. Pursuant to the employment agreement, Mr. Ehrlich was to serve as the Chief Operating Officer and President of Live Current for a term of five years effective October 1, 2007, subject to certain early termination rights on the part of Live Current and Mr. Ehrlich.  The employment agreement provided that Mr. Ehrlich was to receive an annual base salary of CDN$275,000, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion.  He also was paid a signing bonus of CDN$200,000 upon his start date and was to be paid two special bonuses of CDN$250,000 each on each of October 1, 2009 and October 1, 2010 unless earlier terminated.  The employment agreement also entitled Mr. Ehrlich to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on September 8, 2007, Live Current granted an incentive stock option to Mr. Ehrlich to purchase up to 1,500,000 shares of common stock at an exercise price of $2.04 per share.  The option was to vest over the term of the employment agreement as follows: (i) exercisable as to 500,000 shares on October 1, 2008 and (ii) thereafter the option to purchase 125,000 shares vests after each successive three-month period until the entire option has vested.  Unless earlier terminated, the option would expire on October 1, 2012.  The incentive stock option was granted under the Company’s 2007 Stock Incentive Plan.  Mr. Ehrlich resigned as our Chief Operating Officer and President effective January 31, 2009, and his right to the incentive stock option was terminated.

Mark Melville, Chief Corporate Development Officer and President

We entered into an employment agreement with Mark Melville on November 9, 2007.  Pursuant to the employment agreement, Mr. Melville shall serve as our Chief Corporate Development Officer for a term of five years effective January 1, 2008, subject to certain early termination rights on the part of Live Current and Mr. Melville.  The employment agreement provides that Mr. Melville will receive an annual base salary of CDN$250,000, commencing January 1, 2008, subject to annual review by the Chief Executive Officer and the Board of Directors as well as a bonus of up to 50% of his base salary, to be determined by the Board of Directors in its sole discretion.  He also was paid a signing bonus of CDN$300,000 upon his start date and is to be paid two special bonuses of CDN$100,000 each on each of January 1, 2009 and January 1, 2010.  We have not yet paid either of these bonuses.  The employment agreement also entitles Mr. Melville to participate in the health and dental and other fringe benefits or policies available to personnel with commensurate duties.  In connection with the employment agreement, on January 1, 2008, we granted an incentive stock option to Mr. Melville to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.05 per share.  The option vests over the term of the employment agreement as follows: (i) exercisable as to 333,333 shares on January 1, 2009 and (ii) thereafter the option to purchase an additional 83,333 shares vests on the last day of each successive three month period thereafter, until all such shares have vested. Unless earlier terminated, the option shall expire on January 1, 2013. The incentive stock option was granted pursuant to our 2007 Stock Incentive Plan.  As part of the reduction in the exercise price of all options granted from the 2007 Stock Incentive Plan, the exercise price of the option granted to Mr. Melville was reduced to $0.65 on March 25, 2009.   On February 4, 2009, Mr. Melville assumed the duties of the office of President.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table sets forth certain information concerning unexercised stock options for each named executive officer above.  There were no stock awards outstanding as of end of fiscal year 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

C. Geoffrey Hampson	750,000 (2)	250,000 (2)		$0.65	09/11/2012
Jonathan Ehrlich	- (3)	- (3)		$0.65	N/A
Mark Melville	583,333 (4)	416,667 (4)		$0.65	01/01/2013

(1)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.

(2)
The option became exercisable as to 333,333 shares on September 11, 2008 and an additional 83,333 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

(3)	The option was terminated upon Mr. Ehrlich’s resignation on February 4, 2009.

(4)
The option will become exercisable as to (i) 333,333 shares on January 1, 2009 and (ii) an additional 83,333 shares on the last day of each successive three-month period thereafter, until all such shares have vested.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2009. DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

James P. Taylor (2)	--	--	$56,890	--	--	--	$56,890

Mark Benham (3)	--	--	$55,821	--	--	--	$55,821

Boris Wertz (4)	--	--	$49,079	--	--	--	$49,079

(1)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.

(2)	The aggregate number of stock awards and option awards issued to Mr. Taylor and outstanding as of December 31, 2009 is 0 and 100,000, respectively.

(3)	The aggregate number of stock awards and option awards granted to Mr. Benham and outstanding as of December 31, 2009 is 0 and 100,000 respectively.

(4)	The aggregate number of stock awards and option awards granted to Dr. Wertz and outstanding as of December 31, 2009 is 0 and 100,000 respectively.

On March 14, 2008, the Company granted to Dr. Wertz a stock option to purchase up to 100,000 shares of its common stock at the then market price on March 14, 2008, $2.49 per share.  The option is subject to vesting as follows: (i) 33,333 shares on the first anniversary of the stock option agreement and (ii) thereafter 8,333 shares vest after each successive three-month period.  The stock option has been granted under the Company’s 2007 Stock Option Plan.  As part of the reduction in the exercise price of all options granted from the 2007 Stock Incentive Plan, the exercise price of the option granted to Dr. Wertz was reduced to $0.65 on March 25, 2009.  The Company valued these options using the Black Scholes option price model using the following assumptions: no dividend yield; expected volatility rate of 73.39%; risk free interest rate of 1.65% and an expected life of 3.375 years resulting in a value of $1.40 per option.

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

The table below illustrates, as of December 31, 2009, the number of shares of common stock to be issued upon the exercise of options granted from the Plan, the weighted average exercise price of the outstanding options and the number of securities remaining available in the Plan for future issuance. On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,845,500	$0.63	1,781,602*
Equity compensation plans not approved by security holders	--	--	--
Total	2,845,500	$0.63	1,781,602*

* an additional 372,898 shares under the Plan were granted to vendors in exchange for services

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

Options granted under the Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees and employees of our subsidiaries (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of a share of our common stock on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of a share of our common stock on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of our common stock on the date of grant in the case of an individual owning 10% or more of our common stock. Neither incentive stock options nor non-qualified stock options may have a term exceeding 10 years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed 5 years. We were required to obtain shareholder approval of the Plan before the options granted can qualify for incentive stock option treatment under U.S. tax laws.  We obtained shareholder approval of the Plan on May 27, 2008.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of March 22, 2010, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 22, 2010. Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 24,026,180 shares of common stock outstanding as of March 22, 2010 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 22, 2010.

Title of Class	Name and Address (1)	Shares Beneficially Owned (2)	Percentage of Class
	Beneficial Owners of More than 5%:
Common Stock	Carl H. Jackson and Jodi Sansone (3) 22 Clinton Avenue Westport, CT 06880	1,374,545	5.66%
	Current Directors and Named Executive Officers:
Common Stock	C. Geoffrey Hampson, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director (4)	3,010,383	12.02%
Common Stock	Mark Melville, President, Chief Corporate Development Officer (5)	857,692	3.45%
Common Stock	Jonathan Ehrlich, former Chief Operations Officer, former President (6)	306,621	1.27%
Common Stock	Mark Benham, Director (7)	108,333	0.45%*
Common Stock	James P. Taylor, Director (8)	93,333	0.39%*
Common Stock	Boris Wertz, Director (9)	66,667	0.28%*
	All Directors and Executive Officers as a group (6 persons)	4,443,029	17.86%
*                 Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o Live Current Media Inc., 375 Water Street, Suite 645, Vancouver, BC, V6B5C6, Canada.

(2)	The information included in this table regarding shareholders who are not affiliated with the Company has been derived from the records of our stock transfer agent and public filings.

(3)
Includes a warrant to purchase 138,461 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010 and a warrant to purchase 138,461 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(4)
Includes 1,982,050 shares of common stock, and an option to purchase 833,333 shares of our common stock granted on September 11, 2007 pursuant to an employment agreement that will have vested within 60 days of March 22, 2010.  This does not include an option to purchase 166,667 shares of our common stock under the same grant, as Mr. Hampson will not have the right to acquire shares pursuant to this option until June 11, 2010.  Mr. Hampson’s holdings also include a warrant to purchase 97,500 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010 and a warrant to purchase 97,500 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(5)
Includes 53,846 shares of common stock, and an option to purchase 750,000 shares of our common stock granted on January 1, 2008 pursuant to an employment agreement that will have vested within 60 days of March 22, 2010.  This does not include an option to purchase 250,000 shares of our common stock under the same grant, as Mr. Melville will not have the right to acquire shares pursuant to this option until July 1, 2010.  Also includes a warrant to purchase 26,923 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010 and a warrant to purchase 26,923 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(6)
Includes 268,161 shares of common stock, a warrant to purchase 19,230 shares of our common stock with an exercise price of $0.78 effective November 19, 2008, exercisable at any time, and expiring November 19, 2010 and a warrant to purchase 19,230 shares of our common stock with an exercise price of $0.91 effective November 19, 2008, exercisable at any time, and expiring November 19, 2011.  Both these warrants were issued as part of our private placement on November 19, 2008.

(7)
Includes 25,000 shares of common stock, an option to purchase 83,333 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors that will have vested within 60 days of March 22, 2010.  This does not include an option to purchase 16,667 shares of our common stock under the same grant, as Mr. Benham will not have the right to acquire shares pursuant to this option until June 12, 2010.

(8)
Includes 10,000 shares of common stock, an option to purchase 83,333 shares of our common stock granted on September 11, 2007 for services as a member of our Board of Directors that will have vested within 60 days of March 22, 2010.  This does not include an option to purchase 16,667 shares of our common stock under the same grant, as Mr. Taylor will not have the right to acquire shares pursuant to this option until June 12, 2010.

(9)
Includes an option to purchase 66,667 shares of our common stock granted on March 14, 2008 for services as a member of our Board of Directors that will have vested within 60 days of March 22, 2010.  This does not include an option to purchase 33,333 shares of our common stock under the same grant, as Dr. Wertz will not have the right to acquire shares pursuant to this option until June 14, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The following describes all transactions since January 1, 2009, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its CEO.  The Company is providing IT, administrative, and marketing support.

On March 25, 2009, our Board of Directors reduced the exercise price of all outstanding stock options granted pursuant to the Live Current Media Inc. Stock Incentive Plan to $0.65.  These options are held by our officers, directors, employees, consultants and agents.  The original exercise prices ranged from a high of $3.30 to a low of $0.65.  As a result of this reduction, the exercise price of the outstanding stock option granted to Mr. Hampson was reduced from $2.50.  No other terms of conditions of the stock option grants were modified.

Certain of our current officers and directors have employment agreements with us that were amended during the year ended December 31, 2009 and we entered into amendments to employment severance agreements with certain of our former officers.  See Item 11 – Executive Compensation for a discussion of these agreements.

Director Independence

We currently have three directors, Mr. Mark Benham, Mr. James P. Taylor, and Dr. Boris Wertz, who are independent directors as that term is defined under the rules of the NASDAQ Capital Market.  Mr. Benham serves as the chairman and independent director of the Compensation Committee and as an independent director of the Audit Committee.  Mr. Taylor serves as the chairman and an independent director of the Audit Committee.  Dr. Wertz serves as the chairman and independent director of the Nominating and Governance Committee.  Both Mr. Benham and Mr. Taylor are audit committee financial experts as defined by Item 407 of Regulation S-K and meet the independence requirement for an audit committee and compensation committee members.

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

2009 - $198,000 – Ernst & Young
2008 (restated) - $253,000 – Ernst & Young

(2)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 – $14,300 – Ernst & Young
2008 (restated) - $72,000 – Ernst & Young

(3)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2009 - $37,500 – Ernst & Young
2008 (restated) - $  3,000 – Ernst & Young

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

Item 15.  Exhibits

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Text of Amendment to the Bylaws (4)

10.1	Live Current Media Inc. 2007 Stock Incentive Plan (6)

10.2	Employment agreement between Live Current Media Inc. and C. Geoffrey Hampson dated May 31, 2007 (7)+

10.3	Real Property Lease Agreement between Live Current Media Inc. and Landing Holdings Limited and Landing Properties Limited dated July 16, 2007 (8)

10.6	Incentive Stock Option Agreement between Live Current Media Inc. and C. Geoffrey Hampson dated September 11, 2007 (9)+

10.7	Incentive Stock Option Agreement between Live Current Media Inc. and James P. Taylor dated September 11, 2007 (10)+

10.8	Incentive Stock Option Agreement between Live Current Media Inc. and Mark Benham dated September 12, 2007 (11)+

10.9	Employment Agreement between Live Current Media Inc. and Mark Melville dated November 9, 2007 (12)+

10.10	Incentive Stock Option Agreement between Live Current Media Inc. and Mark Melville dated November 9, 2007 (13)+

10.11	Form of Subscription Agreement (5)

10.12	Employment Agreement between Live Current Media Inc. and Chantal Iorio dated December 12, 2007 (14)+

10.13	Subscription Agreement (15)

10.14	Common Stock Purchase Warrant dated November 19, 2008 (16)

10.15	Common Stock Purchase Warrant dated November 19, 2008 (17)

10.16	Employment Severance Agreement dated February 4, 2009 between Live Current Media Inc. and Jonathan Ehrlich (18)+

10.17	Amendment dated June 2, 2009 to Employment Severance Agreement between Live Current Media Inc. and Jonathan Ehrlich (19)+

10.18	Amendment dated November 13, 2009 to Employment Severance Agreement between Live Current Media Inc. and Jonathan Ehrlich (20)+

10.19	Memorandum of Understanding between Live Current Media Inc. and Board of Control For Cricket in India dated April 16, 2008 (21)

10.20	Memorandum of Understanding between Live Current Media Inc. and Board of Control for Cricket in India for and on behalf of Indian Premier League dated April 16, 2008 (22)

10.21	Novation Agreement dated March 31, 2009 among Live Current Media Inc., Global Cricket Ventures Pte. Ltd. and Board of Control for Cricket in India (23)

10.22	Mutual Termination Agreement dated March 31, 2009 between Live Current Media Inc. and Board of Control for Cricket in India (24)

10.23	Assignment and Assumption Agreement dated August 20, 2009 between Global Cricket Venture Pte., Ltd. and Global Cricket Ventures Limited (25)

10.24	Cricket.com Lease and Transfer Agreement dated August 20, 2009 between Domain Holdings Inc. and Global Cricket Ventures Limited (26)

10.25	Settlement Agreement dated August 27, 2009 between Live Current Media Inc. and Harjeet Taggar (27)

10.26	Settlement Agreement dated August 27, 2009 between Live Current Media Inc. and Kulveer Taggar (28)

10.27	Form of Convertible Promissory Note issued to certain shareholders of Auctomatic, Inc. (29)

10.28	Amendment to Employment Agreement dated November 10, 2009 between Live Current Media Inc. and C. Geoffrey Hampson (30)+

10.29	Second Amendment to Employment Agreement dated December 28, 2009 between Live Current Media Inc. and C. Geoffrey Hampson (31)+

21	List of Subsidiaries *

23	Consent of Independent Registered Public Accounting Firm *

24	Power of Attorney *

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *

32
Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *

*Filed herewith.

+Denotes a management contract.

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

(9)	Previously filed as Exhibit 10.6 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(10)	Previously filed as Exhibit 10.7 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(11)	Previously filed as Exhibit 10.8 to Live Current Media Inc.’s Registration Statement on Form SB-2 as filed on November 28, 2007 and incorporated herein by this reference.

(12)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(13)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 16, 2007 and incorporated herein by this reference.

(14)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed December 18, 2007 and incorporated herein by this reference.

(15)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 20, 2008 and incorporated herein by this reference.

(16)	Previously filed as Exhibit 4.1.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 20, 2008 and incorporated herein by this reference.

(17)	Previously filed as Exhibit 4.1.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed November 20, 2008 and incorporated herein by this reference.

(18)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed February 5, 2009 and incorporated herein by this reference.+

(19)	Previously filed as Exhibit 10.40 to Live Current Media Inc.’s registration statement on Form S-1, as amended and filed on February 1, 2010 and incorporated herein by this reference.+

(20)	Previously filed as Exhibit 10.47 to Live Current Media Inc.’s registration statement on Form S-1, as amended and filed on February 1, 2010 and incorporated herein by this reference.+

(21)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed April 8, 2009 and incorporated herein by this reference.

(22)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed April 8, 2009 and incorporated herein by this reference.

(23)	Previously filed as Exhibit 10.3 to Live Current Media Inc.’s Current Report on Form 8-K as filed April 8, 2009 and incorporated herein by this reference.

(24)	Previously filed as Exhibit 10.4 to Live Current Media Inc.’s Current Report on Form 8-K as filed April 8, 2009 and incorporated herein by this reference.

(25)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed August 31, 2009 and incorporated herein by this reference.

(26)	Previously filed as Exhibit 10.2 to Live Current Media Inc.’s Current Report on Form 8-K as filed August 31, 2009 and incorporated herein by this reference.

(27)	Previously filed as Exhibit 10.3 to Live Current Media Inc.’s Current Report on Form 8-K as filed August 31, 2009 and incorporated herein by this reference.

(28)	Previously filed as Exhibit 10.4 to Live Current Media Inc.’s Current Report on Form 8-K as filed August 31, 2009 and incorporated herein by this reference.

(29)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed August 21, 2009 and incorporated herein by this reference.

(30)	Previously filed as Exhibit 10.46 to Live Current Media Inc.’s registration statement on Form S-1, as amended and filed on February 1, 2010 and incorporated herein by this reference.+

(31)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed January 4, 2010 and incorporated herein by this reference.+

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

By:	/s/ C. Geoffrey Hampson

Name:	C. Geoffrey Hampson
Title:	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman
Dated:	March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. Geoffrey Hampson

C. Geoffrey Hampson	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	March 26, 2010

/s/ Mark Melville

Mark Melville	President	March 26, 2010

/s/ C. Geoffrey Hampson, Attorney-in-Fact

Boris Wertz	Director	March 26, 2010

/s/ Mark Benham

Mark Benham	Director	March 26, 2010

/s/James P. Taylor

James P. Taylor	Director	March 26, 2010

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Live Current Media, Inc.

We have audited the accompanying consolidated balance sheet of Live Current Media, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Accountants

March 26, 2010

Report of Independent Registered Accounting Firm

We have audited the accompanying consolidated balance sheet of Live Current Media Inc. as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Current Media Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows of the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2008 consolidated financial statements have been restated to correct errors in accounting for business combinations and consolidations, compensation, warrants issued, deferred taxes and accrued expenses.

Vancouver, Canada	/s/ Ernst & Young LLP
September 10, 2009	Chartered Accountants

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	December 31, 2009	December 31, 2008
		(As Restated - See Note 2)
ASSETS
Current
Cash and cash equivalents	$413,700	$1,832,520
Accounts receivable (net of allowance for doubtful accounts of nil)	600,390	93,582
Prepaid expenses and deposits	148,697	109,543
Inventory	28,714	74,082
Current portion of receivable from sales-type lease (Note 12)	23,423	23,423
Total current assets	1,214,924	2,133,150

Long-term portion of receivable from sales-type lease (Note 12)	-	23,423
Property & equipment (Note 8)	231,327	1,042,851
Website development costs (Note 9)	217,883	355,391
Intangible assets	963,133	1,587,463
Goodwill (Notes 5 and 7)	66,692	2,606,040
Total Assets	$2,693,959	$7,748,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$1,161,241	$3,047,993
Amounts payable to the BCCI and IPL (Note 6)	-	1,000,000
Deferred gains of amounts regarding Global Cricket Venture (Note 6)	500,000	-
Bonuses payable	158,466	354,695
Due to shareholders of Auctomatic (Note 7)	118,664	789,799
Convertible notes to shareholders of Auctomatic (Note 7)	429,500	-
Deferred revenue	43,240	120,456
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	2,431,249	5,333,081

Deferred income tax (Note 14)	125,207	206,370
Deferred lease inducements (Note 10)	35,241	55,380
Warrants (Note 11(e))	250,710	157,895
Total Liabilities	2,842,407	5,752,726

STOCKHOLDERS' EQUITY
Common Stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
24,026,180 common shares (December 31, 2008 - 23,546,370)	15,335	14,855
Additional paid-in capital	16,595,072	14,757,932
Accumulated deficit	(16,787,208)	(12,777,195)
Total Live Current Media Inc. stockholders' equity (deficit)	(176,801)	1,995,592
Non-controlling interest	28,353	-
Total Stockholders' Equity (Deficit)	(148,448)	1,995,592
Total Liabilities and Stockholders' Equity	$2,693,959	$7,748,318

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

/s/ James P. Taylor	/s/ Mark Benham
James P. Taylor, Director	Mark Benham, Director

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars

	Year ended	Year ended
	December 31, 2009	December 31, 2008
		(As Restated - See Note 2)
SALES
Health and beauty eCommerce	$7,216,479	$9,271,237
Other eCommerce	-	455
Sponsorship revenues	220,397	-
Domain name advertising	95,877	93,141
Miscellaneous and other income	74,138	-
Total Sales	7,606,891	9,364,833

COSTS OF SALES
Health and Beauty eCommerce	5,677,005	7,683,432
Other eCommerce	-	380
Total Costs of Sales (excluding depreciation and amortization as shown below)	5,677,005	7,683,812

GROSS PROFIT	1,929,886	1,681,021

OPERATING EXPENSES
Amortization and depreciation	241,094	253,141
Amortization of website development costs (Note 9)	123,395	58,640
Corporate general and administrative	1,004,051	2,911,627
ECommerce general and administrative	319,155	567,980
Management fees and employee salaries	3,583,288	5,798,728
Corporate marketing	14,036	147,842
ECommerce marketing	580,331	766,393
Other expenses (Note 13)	264,904	708,804
Total Operating Expenses	6,130,254	11,213,155

NON-OPERATING INCOME (EXPENSES)
Global Cricket Venture payments (Note 6)	-	(1,000,000)
Gain on settlement of amounts due regarding Global Cricket Venture (Note 6)	750,000	-
Gain from sales and sales-type lease of domain names (Note 12)	2,452,081	461,421
Accretion interest expense (Note 7)	(63,300)	(96,700)
Interest expense	(25,845)	-
Interest and investment income	1,534	67,683
Foreign exchange loss	(88,571)	(3,407)
Gain on restructure of severance payable	212,766	-
Gain on restructure of Auctomatic payable	29,201	-
Impairment of Auction Software (Note 8)	(590,973)	-
Impairment of Goodwill (Note 7)	(2,539,348)	-
Total Non-Operating Income (Expenses)	137,545	(571,003)

NET LOSS BEFORE TAXES	(4,062,823)	(10,103,137)

Deferred tax recovery (Note 14)	81,163	40,389

CONSOLIDATED NET LOSS	(3,981,660)	(10,062,748)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	(28,353)	75,478

NET LOSS AND COMPREHENSIVE LOSS FOR THE
YEAR ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(4,010,013)	$(9,987,270)

LOSS PER SHARE - BASIC AND DILUTED
Net Loss attributable to Live Current Media Inc. common stockholders	$(0.17)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Basic	23,941,358	21,937,179

Net Loss attributable to Live Current Media Inc. common stockholders	$(0.17)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Diluted	23,941,358	21,937,179

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Number of Shares	Amount
Balance, December 31, 2007 (As Restated - See Note 2)	21,446,623	$12,456	$10,170,004	$(2,789,925)	$7,392,535	$8,786	$7,401,321
Stock-based compensation (Note 11d)	-	-	2,162,526	-	2,162,526	-	2,162,526
Issuance of Common Stock	-	-	-	-	-	66,692	66,692
Issuance of 586,403 common shares per the merger agreement with Auctomatic (Note 7)	586,403	586	1,248,279	-	1,248,865	-	1,248,865
Issuance of 33,000 common shares to investor relations firm (Note 11b)	33,000	33	85,649	-	85,682	-	85,682
Issuance of 120,000 common shares to investor relations firm (Note 11b)	120,000	120	218,057	-	218,177	-	218,177
Issuance of 50,000 warrants to investor relations firm (Note 11e)	-	-	45,500	-	45,500	-	45,500
Cancellation of 300,000 common shares not distributed (Note 11b)	(300,000)	-	-	-	-	-	-
Private Placement of 1,627,344 units at $0.65 per share (Note 11b)	1,627,344	1,627	898,253	-	899,880	-	899,880
Share issue costs (Note 11b)	-	-	(86,803)	-	(86,803)	-	(86,803)
Extinguishment of accounts payable (Note 11b)	33,000	33	16,467	-	16,500	-	16,500
Net loss and comprehensive loss	-	-	-	(9,987,270)	(9,987,270)	(75,478)	(10,062,748)
Balance, December 31, 2008 (As Restated - See Note 2)	23,546,370	14,855	14,757,932	(12,777,195)	1,995,592	-	1,995,592
Stock-based compensation (Note 11d)	-	-	1,702,519	-	1,702,519	-	1,702,519
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685	-	5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	129,028	-	129,401	-	129,401
Issuance of 91,912 common shares per the merger agreement with Auctomatic (Note 7)	91,912	92	(92)	-	-	-	-
Net loss and comprehensive loss	-	-	-	(4,010,013)	(4,010,013)	28,353	(3,981,660)
Balance, December 31, 2009	24,026,180	$15,335	$16,595,072	$(16,787,208)	$(176,801)	$28,353	$(148,448)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars

	Year ended	Year ended
	December 31, 2009	December 31, 2008
		(As Restated - See Note 2)
OPERATING ACTIVITIES
Net loss for the year	$(3,981,660)	$(10,062,748)
Non-cash items included in net loss:
Deferred tax recovery (Note 14)	(81,163)	(40,389)
Gain on settlement of amounts due to Global Cricket Venture (Note 6)	(750,000)	-
Gain on restructure of severance payable	(212,766)	-
Gain on restructure of Auctomatic payable	(29,201)	-
Impairment of Goodwill (Note 7)	2,539,348	-
Impairment of Auction Software (Note 8)	590,973	-
Gain from sales and sales-type lease of domain names	(2,452,081)	(461,421)
Accretion interest expense	63,300	96,700
Interest expense	25,845	-
Stock-based compensation	1,702,519	2,162,526
Warrants	92,815	45,500
Issuance of common stock for services (Note 11b)	5,700	303,859
Amortization and depreciation	344,351	291,643
Change in operating assets and liabilities:
Accounts receivable	(256,808)	45,348
Prepaid expenses and deposits	(39,154)	136,631
Inventory	45,368	(74,082)
Accounts payable and accrued liabilities	(1,757,351)	1,612,814
Amounts payable to the BCCI and IPL	-	1,000,000
Bonuses payable	16,537	21,982
Deferred revenue	(77,216)	67,377
Cash flows used in operating activities	(4,210,644)	(4,854,260)

INVESTING ACTIVITIES
Proceeds from sale of domain names	2,801,420	408,302
Commissions on sale of domain names	(264,669)	(39,261)
Proceeds from sales-type lease of domain names	645,000	140,540
Commissions on sales-type lease of domain names	(20,000)	-
Cash consideration for Auctomatic (Note 7)	(301,579)	(1,530,047)
Purchases of property & equipment	(20,544)	(187,532)
Website development costs (Note 9)	(47,804)	(451,439)
Cash flows from (used in) investing activities	2,791,824	(1,659,437)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of share issue costs)	-	970,972
Cash flows from financing activities	-	970,972

Net decrease in cash and cash equivalents	(1,418,820)	(5,542,725)

Cash and cash equivalents, beginning of year	1,832,520	7,375,245
Cash and cash equivalents, end of year	$413,700	$1,832,520

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION	2009	2008
Cash paid during the year for:
Interest	$21,279	$-
Income taxes	$-	$-

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names.  DHI’s current business strategy is to develop or to seek partners to develop its domain names to include content, commerce and community applications.  DHI is currently actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.  DHI develops content and sells advertising services on other domains held for future development.  Before August 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  On August 25, 2009, the Company sold the domain name and assigned to an unrelated third party all of the rights, title, and interest in and to the original Memorandum of Understanding (“MOU”) with the Indian Premier League (“IPL”).  Refer to Note 6.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2009, the Company generated a consolidated net loss of $4,010,013 (2008 - $9,987,270) and realized a negative cash flow from operating activities of $4,210,644 (2008 - $4,854,260).  At the end of 2009, there is an accumulated deficit of $16,787,208 (2008 - $12,777,195) and a working capital deficiency of $1,216,325 (2008 - $3,199,931).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to obtain financing (whether through debt or equity), the ability of the Company to use its common stock to pay for liabilities as it has in certain instances in the past, and the attainment of profitable operations.   The outcome of these matters is dependant on factors outside of the Company’s control and cannot be predicted at this time.

These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern (continued)

The Company has established a plan to continue its current business operations and overcome its financial difficulties.  The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as follows:

1.
Auctomatic payment deferrals: Under the terms of the acquisition agreement to purchase Entity Inc. (also referred to as Auctomatic), the Company was obligated to make $800,000 in cash payments in May 2009.  Refer to Note 7.  The Company negotiated an agreement with the majority of the Entity shareholders to convert more than half of this payable into a convertible interest bearing note with a nine month term. The payment due date is May 2010.

2.
Payment of Obligations with Common Stock:  The Company intends to continue to ask certain vendors if they will agree to accept the Company’s common stock in lieu of cash as payment for outstanding obligations.  During 2009, the Company succeeded in reaching three such agreements as payment of approximately $129,401 in obligations.

3.
Global Cricket Venture: In August 2009, the Company reached an agreement with an unrelated third party (“Mauritius”), whereby Mauritius agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original Memorandum of Understanding (“MOU”), as it was amended by the Novation Agreement discussed in Note 6.  The Company has also agreed to sell the domain name cricket.com to Mauritius, along with the associated website, content, copyrights, trademarks, etc., for consideration of four equal payments of $250,000 each.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  Refer to Note 6.

4.
Reduction in employees and reduction of CEO salary: Since December 31, 2008, the Company has reduced the number of its full-time employees and consultants by 27%.  This included termination of the Company’s former President. All severance payments have been paid by the end of 2009.  The special bonus owing to the Company’s former President of $250,000CAD that was to be paid in stock was waived in exchange for $20,000 cash, which was also paid by the end of 2009.

In addition, members of senior management agreed to forgo 2008 and 2009 bonuses, staff bonuses were not granted for 2008 and 2009, and effective February 1, 2009, the Company’s CEO decreased his salary from $300,000CAD to $120,000CAD.  Salary earned from February 1, 2009 to September 30, 2009 was deferred and settled for $72,000CAD.

5.
Management Focus: Management will focus on the perfume business that is currently producing divisional profits.  Management is developing a business plan to exploit this business as it believes that the perfume business has the potential to grow dramatically and will continue to produce modest profits in the short term with minimal investment.

6.
Supply Chain Management: The Company is continuing to explore opportunities to transition from the legacy third party drop shippers which produces gross margins of 19-21% to a Third Party Logistics (“3PL”) option whereby the Company purchases the inventory and has a 3PL provider store, and “pick and pack” perfume orders. This change in supply chain methodology will require a minimal investment in inventory but should result in much healthier net margins.

7.
Domain Name sales: Management entered into arrangements in 2009 to sell or lease eleven of the Company’s non-core domain name assets, including Cricket.com, as a non-dilutive way to raise working capital.  These transactions have raised nearly $4.2 million this year.  See Note 12.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of an error in comparative periods:

The Company determined that its original consolidated financial statements as at and for the three month period ended March 31, 2009, and as at and for the years ended December 31, 2008 and 2007 (the “Original Financial Statements”) contained errors.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative periods ended December 31, 2008.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at December 31, 2007 and a deferred tax recovery of $40,389 for the year ended December 31, 2008.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5.

Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  As a consequence of the above increases to non-controlling interest liabilities, the non-controlling interest’s share in subsidiary losses was increased by $75,478 in the year ended December 31, 2008.

C. Management Compensation:

The financial statements for the year ended December 31, 2008 did not accrue or expense $119,045 for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in a decrease of $118,893 to the Company’s stock-based compensation expense in the year ended December 31, 2008.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. Shares issued in connection with the merger with Auctomatic:

(i)	Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the year ended December 31, 2008.

(ii)	Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in 2008 was $170,065.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $1,000,000 of amounts payable as at December 31, 2008 to the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

The effect of the adjustments by financial statement line item to the December 31, 2008 consolidated financial statements are disclosed in detail within the amended and restated consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities & Exchange Commission on March 31, 2009, and subsequently amended on September 14, 2009 and on October 26, 2009.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture (“GCV”).  All intercompany balances and transactions are eliminated on consolidation.

Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of intangible assets, fair value measurement, related party transactions, stock based compensation, and determination and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from these estimates.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Sponsorship revenues consist of sponsorships related to past cricket tournaments that are receivable based on the Company’s prior agreements relating to the Cricket.com website.  Revenues are recognized once collectability is reasonably assured.

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectability of the proceeds is reasonably assured.  In the year ended December 31, 2009, there were eight sales of domain names.  Collectability of the amounts owing on these sales is reasonably assured and therefore accounted for as sales in the period the transactions occurred.  In 2008, there was one sale of a domain name.  Collectability of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the year ended December 31, 2009, there were sales-type leases for three domain names where collectability of future payments owing on sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  One of these contracts was breached during the year, however there was no effect to the financial statements.  In 2008, there was one sales-type lease of a domain name.  See also Note 12.

Foreign currency transactions
The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars.  In accordance with ASC 830, Foreign Currency Matters, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  There are no resulting exchange gains and losses that are required to be presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income (loss).  There was no effect to comprehensive income (loss) related to the share conversion with DHI.

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per share
Basic loss per share is computed by dividing losses for the period by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.  The other potential common stock includes 2,845,000 options and 3,304,688 warrants as disclosed in Note 11.

Cash and cash equivalents
The Company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of amounts receivable on sales and sales-type leases of domain names, goods and services taxes (GST) receivable, advertising revenues receivable and sponsorship revenues.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at the 2009 or 2008 year ends.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at December 31, 2009 is recorded at cost of $28,714 (December 31, 2008 - $74,082) and represents inventory in transit from the supplier to the customer.

Property & Equipment
These assets are stated at cost. Minor additions and improvements are charged to operations, and major additions are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations.

Amortization for equipment is computed using the declining balance method at the following annual rates:

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at December 31, 2009.

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

In accordance with ASC 350-20 and the Company’s policy to assess the carrying value of goodwill annually as noted above, the Company performed this assessment at the December 31, 2009 fiscal year end.  At that date, the Company determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired have ended, the Company has determined that an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic was required.  See also Note 7.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See also Note 5.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Advertising Costs
The Company recognizes advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $594,367 for the year ended December 31, 2009 (2008 - $914,235) is included in the “Corporate Marketing” and “eCommerce Marketing” categories on the Company’s consolidated statements of operations.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes
On January 1, 2007, the Company adopted the following new accounting policy related to income tax.  The Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

ASC 855
In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending June 30, 2009.  The Company adopted ASC 855 in the second quarter of 2009 however it did not have a material effect to the Company’s current practice.

ASC 815-10-65
In March 2008, the FASB issued ASC 815, Derivatives and Hedging.  ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 815-10-65 at January 1, 2009 however the adoption of this statement did not have a material effect on its financial results.

ASC 260-10-45
The FASB issued ASC 260-10-45, Earnings Per Share, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive nonforfeitable dividends.  The Company adopted AC 260-10-45 effective January 1, 2009 however there has been no material effect on its financial results.

ASC 350-30
In April 2008, the FASB issued ASC 350-30, General Intangibles Other Than Goodwill.  ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  ASC 350-30 was effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 350-30 at January 1, 2009 however the adoption of this statement did not have a material effect on its financial results.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

In 2008, the Company adopted ASC 820 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material effect on its financial results. The disclosures required by ASC 820 for financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2009 are included in Note 4.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-06
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Accounting Standards Update (“ASU”) 2009-13
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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments (continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at December 31, 2009 is:

Fair Value Measurements at Reporting Date Using

Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

$125,207	-	$125,207	-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivable from sales-type lease, accounts payable, bonuses payable, amounts due to shareholders of Auctomatic, and warrants.  The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method resulting in an increase to goodwill of $66,692, and a credit against the non-controlling interest of $75,478 charged to income during the year ended December 31, 2008.

The 2009 income of DHI has resulted in a balance of $28,353 in the Non-Controlling Interest (“NCI”) at December 31, 2009.

NOTE 6 – GLOBAL CRICKET VENTURE

Memoranda of Understanding
On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOUs, which would have been preliminary to a final agreement, started the Company’s planned exploitation of its cricket.com domain name.

Certain other subsidiaries and ventures were incorporated or formed to further this business opportunity.  However, none of these companies were used for that purpose or had significant assets or operations, nor were any material binding contracts signed.

During the year ended December 31, 2009 and up to the date of transfer of the original MOU as disclosed below, the Company incurred $452,307 (2008 - $1.47 million) in furtherance of this plan which have been included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

On August 20, 2009, GCV transferred and assigned to an unrelated third party, Mauritius, all of the rights, title, and interest in and to the Original MOU with the IPL, as the Original MOU was amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius also agreed to assume and be liable for all past and future obligations and liabilities of GCV arising from the original MOU, as it was amended by the Novation.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI MOU.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 6 – GLOBAL CRICKET VENTURE (continued)

The Company also agreed to sell the domain name cricket.com, along with the associated website, content, copyrights, trademarks, etc, to Mauritius, for consideration of four equal payments of $250,000 each.  The first instalment of $250,000 was received in September 2009 and the second instalment was received subsequent to year end.  The cricket.com domain name shall remain the property of the Company until all payments have been made.  In order to facilitate the transfer of the cricket.com website, the Company has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services.

The Company has accounted for this transaction under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services to be provided by the Company to Mauritius during the Transition Period, are to be recognized over the six month Transition Period, or from September 2009 to February 2010.  Since the collectability of the two remaining future payments relating to the sales-type lease of cricket.com is not reasonably assured, the Company has only recorded the first and second $250,000 instalments in its analysis under ASC 605-25.  As a result, during the year ended December 31, 2009, the Company recognized four month’s gain on settlement of the amounts owing under the Novation Agreement, four month’s gain on the first instalment and one month’s gain on the second instalment received for the sales-type lease of cricket.com.

Settlement of amounts due regarding Global Cricket Venture	$750,000
Less: Recognized gain on settlement during 2009	(500,000)
		$250,000
Q3 Gain on sales-type lease of cricket.com	250,000
Less: Recognized gain on sales-type lease of cricket.com	(166,667)
		83,333
Q4 Gain on sales-type lease of cricket.com	250,000
Less: Recognized gain on sales-type lease of cricket.com	(83,333)
		166,667
Deferred gains of amounts regarding Global Cricket Venture at December 31, 2009		$500,000

NOTE 7 – MERGER AGREEMENT

On March 25, 2008, the Company and its wholly owned subsidiary, Communicate.com Delaware, Inc. (“Delaware”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation (“Auctomatic”).  The merger agreement was consummated on May 22, 2008 (the “Closing Date”).  In connection with the Merger Agreement, the stockholders of Auctomatic received in total (i) $2,000,000 cash minus $152,939 in certain assumed liabilities and (ii) 1,000,007 shares of common stock of the Company (equal to $3,000,000 divided by $3.00 per share, the closing price of the Company’s common stock on the business day immediately preceding the Closing Date) in exchange for all the issued and outstanding shares of Auctomatic.

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

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders was subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  As these shares were contingent on future employment, they were considered contingent consideration and were required to be accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the first, second and third anniversaries was no longer payable.  At that date, the remaining 275,736 shares of the common stock owing to the other founders remained payable on the anniversary dates as noted above.  During the second quarter of 2009, 91,912 of these shares were issued to the two founders who remained with the Company.  In August 2009, these two founders were terminated.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 11.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

Convertible Notes to Shareholders of Auctomatic
Convertible notes issued August 21, 2009	$424,934
Interest accrued May 22, 2009 – December 31, 2009	25,845
Interest paid up to December 31, 2009	(21,279)
Balance, December 31, 2009	$429,500

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

The amounts owing to the two founders of Auctomatic pursuant to the Merger Agreement totalled $334,224 prior to their separation agreement.  These amounts were discounted at 10% to face value in August 2009 and a gain on restructure of the Auctomatic payable of $29,201 was recorded in the statements of operations during the third quarter of 2009.  Payments of $75,200 were made against the amounts owing to the founders upon execution of the separation agreements.  The agreements provided for the balance of the payments to be made on October 1, 2009, with simple interest accruing on unpaid amounts after October 1, 2009 at 10% per annum.  Amounts owing to the other four of the eighteen shareholders of Auctomatic who did not take part in the convertible note offering total $40,841.

Due to Shareholders of Auctomatic
Amounts payable to Auctomatic founders	$334,224
Amounts paid to Auctomatic founders	(227,200)
Amounts payable to other Auctomatic shareholders	40,841
Gain on restructure of Auctomatic payable	(29,201)
Balance, December 31, 2009	$118,664

At December 31, 2009, the Company recognized an impairment charge of the goodwill acquired pursuant to the merger of $2,539,348 as noted above.

NOTE 8 – PROPERTY & EQUIPMENT

December 31, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$57,956	$109,508
Computer Equipment	119,737	69,167	50,570
Computer Software	27,276	27,276	-
Leasehold Improvements	142,498	71,249	71,249
	$456,975	$225,648	$231,327

December 31, 2008 (as restated)	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$165,868	$30,778	$135,090
Computer Equipment	100,789	51,554	49,235
Computer Software	27,276	13,638	13,638
Auction Software	925,000	179,861	745,139
Leasehold Improvements	142,498	42,749	99,749
	$1,361,431	$318,580	$1,042,851

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

	December 31, 2009	December 31, 2008 (as restated)
Website Development Costs	$359,929	$405,001
Less: Accumulated Amortization	(142,046)	(49,610)
	$217,883	$355,391

The Company capitalized website development costs of $47,804 during the year ended December 31, 2009 and recorded $123,395 in accumulated amortization.  The Company expensed website development costs of $92,876 and corresponding accumulated amortization of $30,959 related to domain names that were sold during the year.  The net effect of these amounts was offset against the gain from sales of domain names.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	December 31, 2009	December 31, 2008 (as restated)
Deferred Lease Inducements	$55,379	$75,518
Less: Current Portion	(20,138)	(20,138)
	$35,241	$55,380

NOTE 11 – COMMON STOCK

a)     Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)     Issued

At December 31, 2009, there were 24,026,180 (December 31, 2008 – 23,546,370) shares issued and outstanding.

2009

On January 2, 2009, the Company issued 15,000 shares with a value of $5,700 to the investor relations firm that was engaged to provide investor relations services to the Company.  This was the Company’s final share issuance to this investor relations firm.  The agreement has since been terminated.

On January 8, 2009, the Company entered into an agreement whereby $120,776 of its accounts payable was extinguished in exchange for the issuance of 345,075 shares of its common stock.  As a result of this agreement, 172,538 shares were issued on January 22, 2009 and 172,537 shares were issued on February 20, 2009.

On April 9, 2009, the Company entered into an agreement whereby $8,625 of its accounts payable was extinguished in exchange for the issuance of 27,823 shares of its common stock.  These shares were issued on April 14, 2009.

On June 19, 2009, the Company issued 45,956 shares of its common stock to each of the two remaining Auctomatic founders for a total of 91,912 shares pursuant to the Merger Agreement as discussed in Note 7.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 11 – COMMON STOCK

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

During November 2008, the Company accepted subscriptions from 11 accredited investors pursuant to which the Company issued and sold 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of one-half a share of common stock.  The price per unit was $0.65.  The Company raised gross proceeds of $1,057,775 (the “Offering”). The Offering closed on November 19, 2008.  One warrant is exercisable at $0.78 (a 20% premium) and expires November 19, 2010.  The other warrant is exercisable at $0.91 (a 40% premium) and expires November 19, 2011.  The Company incurred $86,803 in share issuance costs related to the Offering.  The Company filed an S-1 Registration Statement with the SEC on May 1, 2009 to register for resale the common stock and the common stock underlying the warrants.  The securities were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.  Refer to Note 11(e).

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

In August 2009, the remaining two Auctomatic founders were terminated.  The shares of common stock contingent on their continued employment with the Company were forgone pursuant to separation agreements signed with the two individuals.  Therefore, at December 31, 2009, there are no further reserved shares for future issuance and distribution to the Auctomatic founders. See also Note 7 and Note 11(d).

Former President

Effective January 31, 2009, the Company’s former President and Chief Operating Officer resigned.  Pursuant to his separation agreement, the Company was required to pay an accrued special bonus in the amount of CDN$250,000 less any statutory deductions.  This amount was included in accounts payable and accrued liabilities at that time.  The net payment of this bonus was to be converted to equity and paid as restricted shares of the Company’s common stock.

On November 13, 2009 the Company entered into a second amendment to the separation agreement noted above.  Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to Mr. Ehrlich as of November 16, 2009 in the gross amount of $109,375 was to be paid in a lump sum payment less all applicable withholdings, rather than over a period of 10 remaining months.  Furthermore, Mr. Ehrlich waived the CDN$250,000 in net monthly equity payments that the Company was obligated to pay him under the initial separation agreement, and accepted $20,000 cash, less all applicable withholdings, in lieu thereof.

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

	2009	2008 (as restated)
Dividend yield	0%	0%
Expected volatility	97.02%-124.52%	64.86%-75.68%
Risk free interest rate	1.29%-1.70%	1.62% - 3.07%
Expected lives	3.375 years	3.375 years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

(v)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time corporate directors a total of 425,000 options at a range of exercise prices between $2.06 and $3.30 per share.  These options have a fair value of between $1.26 and $1.92 per option granted.  25,000 of these options were forfeited during 2008 and the remaining 400,000 options were forfeited in 2009.

(vi)
Between January 1, 2008 and December 31, 2008, the Company granted to its full-time employees a total of 290,000 options at a range of exercise prices between $0.65 and $3.10 per share.  These options have a fair value of between $0.30 and $1.71 per option granted.  17,500 of these options have been forfeited during 2008 and 167,500 options were forfeited in 2009.

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

(ix)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  In 2009, 100,000 options were forfeited.

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

(xiii)
On November 30, 2009, the Company granted to one of its full-time employees a total of 15,000 options at an exercise price of $0.16 per share.  These options have a fair value of $0.12 per option granted.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

The fair value of these options at December 31, 2009 of $5,013,896 (2008 - $5,824,833) will be recognized on a straight-line basis over a vesting term of 3.375 years and an expense has been recognized in the year ended December 31, 2009 of $1,596,847 (2008 - $1,992,461) and included in management fees and employee salaries expense.

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

The fair value of these shares at July 31, 2009 of $1,077,773 (December 31, 2008 - $1,157,049) was recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense had been recognized in the year ended December 31, 2009 of $160,955 (2008 - $170,065) and included in management fees and employee salaries expense.  In August 2009, the forfeiture rate changed to 100% and therefore at December 31, 2009, the fair value was $0.

A summary of the option activity under the 2007 Plan during 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2007	2,750,000	1.41	1.50
Granted	2,160,000	0.81	1.36
Exercised	-	-	-
Forfeited or expired	(112,500)	2.29	0.47
Options outstanding, December 31, 2008	4,797,500	1.12	1.46
Granted	215,000	0.26	0.18
Exercised	-	-	-
Forfeited or expired	(2,167,500)	1.67	1.44
Options outstanding, December 31,2009	2,845,000	0.63	1.38

Options vested at December 31, 2009	1,783,334	0.65	1.45

Aggregate Intrinsic Value	$0
Weighted average remaining life	2.97 Years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at December 31, 2009 was $250,710 (2008 - $157,895).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under ASC 815-40-25, and their fair value of $157,895 at December 31, 2008 was recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  During the year ended December 31, 2009, the increase to the fair value of the warrants was $92,815 which was charged against corporate general and administrative expenses during the year.

As of December 31, 2009, 3,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
Warrants	Outstanding	Average	Date of
		Exercise Price	Expiry
			$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Warrants outstanding and exercisable December 31, 2008	4,304,688	0.96
Granted	-	-
Cancelled or expired	(1,000,000)	1.25
Warrants outstanding and exercisable December 31, 2009	3,304,688	0.89

Weighted average remaining life	1.35 Years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 12 – DOMAIN NAME LEASES AND SALES

2009

In December 2009, the Company sold two domain names for $152,700 net of commission and the purchase prices were paid in full upon the execution of the agreement.  The resulting $122,327 in net gain was reported in the fourth quarter of 2009.

In December 2009 (the “Effective Date”), the Company entered into an agreement to lease two domain names to an unrelated third party for $400,000 less 10% commission.  The terms of the agreement provided for the receipt of this amount in irregular lease payments to be received by May 2010.  The first payment of $40,000 less half of the commission was due upon execution of the agreement, and three instalments of $120,000 each (less commission) are due on March 31, 2010, April 30, 2010, and May 31, 2010.  The Company will lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectability of the funds in the future, only the first payment received has been recorded as a gain on sale of a domain name.

In August 2009, the Company sold the domain name www.cricket.com.  Due to the uncertainty regarding the collectability of the funds receivable under the sale agreement in the future, the Company recognized the first instalment of $250,000 received during the third quarter of 2009 and recognized the second instalment of $250,000 during the fourth quarter of 2009.  These amounts were included in the Company’s analysis under ASC 605-25 as disclosed in Note 6.  Therefore four/sixths of the first instalment of $250,000, or $166,667, and one/third of the second instalment of $250,000, or $83,333, were recorded as a gain on sales-type lease of a domain name during the year.

In July 2009, the Company sold three domain names for $725,000 less 10% commission and the purchase prices were paid in full upon the execution of each agreement.  The resulting $374,887 in net gain was reported in the third quarter of 2009.

On April 15, 2009, the Company sold one domain name to an unrelated third party for $400,000 less 10% commission, resulting in a $261,934 net gain in the second quarter of 2009.

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provided for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 was due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 was due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 was due on the first year anniversary of the Effective Date.  The Company was to lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name would be transferred to the purchaser only when full payment was received at the end of the lease term.  If the purchaser defaulted on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectability of the funds in the future, only the amounts received were recorded as a gain on sale of a domain name.  During Q1 of 2009, a resulting gain of $290,000 was recorded based on the payments received.  During Q2 of 2009, a resulting gain of $65,000 was recorded based on the payment received in April 2009.  In May 2009, the purchaser breached the agreement.  As a result, the purchaser forfeited the total of $355,000 that had already been paid to the Company as of that date and that was recorded as a gain on sales-type lease of domain name.  Under the terms of the agreement, the Company retained the funds and the domain name.  In August 2009, the Company subsequently sold this domain name to an unrelated third party for $1,100,000 less $110,000 in commission and the purchase price was paid in full upon the execution of the agreement. The resulting gain of $740,000 was reported as a gain on sale of domain name in the third quarter of 2009.

On February 24, 2009, the Company sold one domain name to an unrelated third party for $400,000, resulting in a gain of $327,933 in the first quarter of 2009.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

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

During Q1 of 2008, the Company incurred various restructuring costs totaling $629,856 relating to establishing the new management team.  During the period, such costs included severance payments to the Company’s former Chief Financial Officer of $168,429, $25,657 in consulting fees to the former Chief Financial Officer, $317,109 in signing bonuses to the Company’s new Chief Corporate Development Officer and new Vice President Finance, a severance payment of $53,582 to one full time employee, $39,778 in costs related to changing the Company name and rebranding, and $25,301 in some final windup costs related to the FrequentTraveller disposition in late 2007.  During Q2 of 2008, the Company incurred similar restructuring costs including $31,691 in valuation costs relating to the issuance of DHI shares to its parent company, which occurred in Q1 of 2008, and $2,000 in some final windup costs related to the FrequentTraveller disposition in late 2007.   During Q3 of 2008, the Company incurred $20,000 in costs related to engaging a firm to pursue capital financing opportunities that were terminated subsequent to the 2008 year end.

NOTE 14 – INCOME TAXES

The Company’s subsidiaries, DHI, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at December 31 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,320,900 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $7,552,600 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2029.  The Company’s subsidiary DHI also has approximately $417,500 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 14 – INCOME TAXES (continued)

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	2009	2008 (As Restated)
Income (Loss) before income taxes	$(4,091,076)	$(10,027,659)
Combined corporate tax rate	35.0%	35.0%
Expected corporate tax recovery (expense)	1,431,877	3,509,681

Effective foreign tax rate adjustment	27,301	(158,651)

Increase (decrease) resulting from:
Effect of tax rate changes	-	(129,720)
Reduction in future tax benefits related to Auctomatic	(103,875)	(219,980)
Reduction in future tax benefits related to intangible assets	46,735	(91,309)
Non-taxable portion of domain name sales	760,145	143,041
Stock based compensation	(548,806)	(701,983)
Non-deductible items and other	(141,140)	(176,776)
Exchange adjustment to foreign denominated future tax assets	(111,076)	(71,806)
Non-deductible impairment charges	(888,772)	-
Change in valuation allowance	(472,389)	(2,102,497)

Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2009	2008 (As Restated)
Deferred income tax assets:
Operating losses available for future periods	$3,350,224	$3,056,863
Property and equipment in excess of net book value	108,663	-
Other differences	66,174	24,134
	3,525,061	2,846,302
Deferred income tax liabilities
Property and equipment in excess of net book value	-	(28,325)
Indefinite life intangible assets	(125,207)	(206,370)

	3,399,854	2,846,302
Valuation allowance	(3,525,061)	(3,052,672)

Net deferred income tax liability	$(125,207)	$(206,370)

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $125,207 at December 31, 2009 (2008 - $206,370).  There was a deferred tax recovery during the year ended December 31, 2009 of $81,163 (2008 - $40,389).

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 15 – SEGMENTED INFORMATION

In 2008 and 2009, the Company’s operations were conducted in two business segments: eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the years ended December 31, 2009 and 2008, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the year ended December 31, 2009

	Advertising	eCommerce	eCommerce	Total
	& Other	Products	Services
	$	$	$	$
Revenue	390,412	7,216,479	-	7,606,891
Segment Loss	(1,326,812)	(2,873,556)	-	(4,200,368)

As at December 31, 2009	$	$	$	$
Total Assets	1,772,290	921,669	-	2,693,959
Intangible Assets	804,284	158,849	-	963,133

For the year ended December 31, 2008 (as restated)

	Advertising	eCommerce	eCommerce	Total
	& Other	Products	Services
	$	$	$	$
Revenue	93,140	9,271,693	-	9,364,833
Segment Loss	(4,312,730)	(5,219,404)	-	(9,532,134)

As at December 31, 2008	$	$	$	$
Total Assets	1,665,723	6,082,595	-	7,748,318
Intangible Assets	1,398,417	189,046	-	1,587,463

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	2009	2008

Segment Loss	$(4,200,368)	$(2,414,328)
Non-Operating (Income) and Expenses
Global Cricket Venture payments	-	(1,000,000)
Gain on settlement of amounts due regarding Global Cricket Venture	750,000	-
Gains from sales and sales-type lease of domain names	2,452,081	461,421
Accretion expense	(63,000)	(96,700)
Interest expense	(25,845)	-
Interest and investment income	1,534	67,683
Foreign exchange loss	(88,571)	(3,407)
Gain on restructure of severance payable	212,766	-
Gain on restructure of Auctomatic payable	29,201	-
Impairment of Auction Software	(590,973)	-
Impairment of Goodwill	(2,539,348)	-
Net loss before taxes for the year	$(4,062,823)	$(10,103,137)

Substantially all property and equipment and intangible assets are located in Canada.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

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

Global Cricket Venture

On March 31, 2009, the Company, its subsidiary GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the MOU with the BCCI (“BCCI MOU”) was terminated.  The agreement constitutes full and final settlement of any and all historic and future outstanding obligations due from Live Current under the BCCI MOU.  Per the Termination Agreement, Live Current would be released from all accrued liabilities under the BCCI MOU after the $750,000 payment was made under the Novation Agreement described below.

The Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the MOU with the IPL (“IPL MOU”).  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV.  The IPL MOU’s payment schedule was also amended.

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party, Mauritius, all of the rights, title, and interest in and to the IPL MOU, as amended by the Novation Agreement.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI MOU.  In order to facilitate the transfer of the Cricket.com website, the Company has agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services.  Refer to Note 6.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009

NOTE 18– RELATED PARTY TRANSACTIONS

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its Chief Executive Officer.  Live Current is providing this company with IT, administrative, and marketing support.  This arrangement allows Live Current to share its resources while earning revenues for support services.

On November 10, 2009, the Company’s Board of Directors approved an Amendment to the Employment Agreement (the “Amendment”) of the Company’s Chief Executive Officer (“CEO”).  The Amendment modified the CEO’s base salary in that effective as of February 1, 2009, his base salary decreased to $120,000.  The Amendment recognizes that the salary related to $80,000 owing for his services from February 1, 2009 to September 30, 2009 had remained unpaid, and this amount was to be converted to shares of the Company’s common stock.  The effect of the decrease in salary for the period of February 1 to September 30, 2009 was reflected in the Company’s interim financial statements ended September 30, 2009.

On December 28, 2009, the Company’s Board of Directors approved a Second Amendment to the Employment Agreement (the “Second Amendment”) of the CEO.  The Second Amendment decreased the unpaid salary that had been deferred for the period of February 1, 2009 to September 30, 2009 to $72,000.  It also modified the method of payment of the deferred salary, and approved this amount to be paid in cash, less any and all statutory deductions, instead of by way of shares of the Company’s common stock.  The effects of the decrease of the salary payable, as well as the subsequent payment, were reflected in the Company’s financial statements ended December 31, 2009.

2008

The Company issued shares of common stock to related parties pursuant to private placements in 2008 as follows:

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

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to year end, the Company is transferring its domain names related to its Perfume.com business, along with brand-related assets, from its 98.2% owned subsidiary DHI, to its wholly-owned subsidiary Delaware.  Since it is an intercompany transfer of assets, the Company is determining the fair market value of the assets to be transferred as well as what effect, if any, this transaction will have on its consolidated financial statements.

NOTE 20 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.