Form 10-Q
period 2010-03-31
Live Current Media Inc.
filed 2010-05-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes  ☐ No The registrant is not yet subject to this requirement.

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
☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	24,026,180 shares outstanding
$.001 Par Value	as of May 12, 2010

LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART  I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	March 31, 2010	December 31, 2009
ASSETS
Current
Cash and cash equivalents	$390,217	$413,700
Accounts receivable (net of allowance for doubtful accounts of $Nil)	187,575	600,390
Prepaid expenses and deposits	176,369	148,697
Inventory	28,179	28,714
Current portion of receivable from sales-type lease (Note 12)	-	23,423
Total current assets	782,340	1,214,924

Property & equipment (Note 8)	216,699	231,327
Website development costs (Note 9)	191,759	217,883
Intangible assets	963,133	963,133
Goodwill (Notes 5 and 7)	66,692	66,692
Total Assets	$2,220,623	$2,693,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$963,254	$1,161,241
Deferred gains of amounts regarding Global Cricket Venture (Note 6)	-	500,000
Bonuses payable	196,880	158,466
Due to shareholders of Auctomatic (Note 7)	58,664	118,664
Convertible notes to shareholders of Auctomatic (Note 7)	429,500	429,500
Deferred revenue	52,676	43,240
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	1,721,112	2,431,249

Deferred income tax (Note 14)	125,207	125,207
Deferred lease inducements (Note 10)	30,207	35,241
Warrants (Note 11e)	94,398	250,710
Total Liabilities	1,970,924	2,842,407

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
24,026,180 common shares (December 31, 2009 - 24,026,180)	15,335	15,335
Additional paid-in capital	16,918,874	16,595,072
Accumulated deficit	(16,703,130)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	231,079	(176,801)
Non-controlling interest	18,620	28,353
Total Stockholders' Equity (Deficit)	249,699	(148,448)
Total Liabilities and Stockholders' Equity	$2,220,623	$2,693,959

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated - See Note 2)
SALES
Health and beauty eCommerce	$873,959	$1,720,167
Domain name advertising	17,197	24,453
Miscellaneous and other income	17,078	7,762
Total Sales	908,234	1,752,382

COSTS OF SALES
Health and beauty eCommerce	630,846	1,386,619
Total Costs of Sales (excluding depreciation and amortization as shown below)	630,846	1,386,619

GROSS PROFIT	277,388	365,763

OPERATING EXPENSES
Amortization and depreciation	16,370	98,166
Amortization of website development costs (Note 9)	26,124	32,562
Corporate general and administrative	109,882	361,123
ECommerce general and administrative	76,661	80,220
Management fees and employee salaries	698,351	1,193,595
Corporate marketing	84	3,771
ECommerce marketing	79,799	111,422
Other expenses (Note 13)	-	264,904
Total Operating Expenses	1,007,271	2,145,763

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture (Note 6)	250,000	250,000
Gain from sales and sales-type lease of domain names (Note 12)	600,000	617,933
Accretion interest expense (Note 7)	-	(40,000)
Interest expense	(10,594)	-
Interest and investment income	297	890
Foreign exchange gain (loss)	(35,475)	34,769
Total Non-Operating Income	804,228	863,592

CONSOLIDATED NET INCOME (LOSS)	74,345	(916,408)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	9,733	-

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE
PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$84,078	$(916,408)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.00	$(0.04)
Weighted Average Number of Common Shares Outstanding - Basic	24,005,471	22,509,120

Diluted Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.00	$(0.04)
Weighted Average Number of Common Shares Outstanding - Diluted	30,155,159	22,509,120

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Number of Shares	Amount
Balance, December 31, 2008 (As Restated - See Note 2)	23,546,370	$14,855	$14,757,932	$(12,777,195)	$1,995,592	$-	$1,995,592
Stock-based compensation (Note 11d)	-	-	1,702,519	-	1,702,519	-	1,702,519
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	5,685	-	5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	129,028	-	129,401	-	129,401
Issuance of 91,912 common shares per the merger agreement with Auctomatic (Note 7)	91,912	92	(92)	-	-	-	-
Net loss and comprehensive loss	-	-	-	(4,010,013)	(4,010,013)	28,353	(3,981,660)
Balance, December 31, 2009	24,026,180	15,335	16,595,072	(16,787,208)	(176,801)	28,353	(148,448)
Stock-based compensation (Note 11d)	-	-	323,802	-	323,802	-	323,802
Net income and comprehensive income	-	-	-	84,078	84,078	(9,733)	74,345
Balance, March 31, 2010	24,026,180	$15,335	$16,918,874	$(16,703,130)	$231,079	$18,620	$249,699

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated - See Note 2)
OPERATING ACTIVITIES
Net income (loss) for the period	$74,345	$(916,408)
Non-cash items included in net income (loss):
Gain on settlement of amounts due to Global Cricket Venture (Note 6)	(250,000)	(250,000)
Gain from sales and sales-type lease of domain names	(600,000)	(617,933)
Accretion interest expense	-	40,000
Stock-based compensation	323,802	610,343
Warrants	(156,312)	84,809
Issuance of common stock for services (Note 11b)	-	5,700
Amortization and depreciation	37,460	125,693
Change in operating assets and liabilities:
Accounts receivable	412,815	(6,453)
Prepaid expenses and deposits	(27,672)	17,398
Inventory	535	26,661
Accounts payable and accrued liabilities	(197,987)	(990,519)
Bonuses payable	38,414	8,919
Deferred revenue	9,436	(41,760)
Cash flows used in operating activities	(335,164)	(1,903,550)

INVESTING ACTIVITIES
Proceeds from sale of domain names	-	400,000
Commissions on sale of domain names	-	(41,870)
Proceeds from sales-type lease of domain names	393,423	313,423
Commissions on sales-type lease of domain names	(20,000)	-
Cash consideration for Auctomatic (Note 7)	(60,000)	-
Purchases of property & equipment	(3,963)	(2,704)
Proceeds on disposals of property & equipment	2,221	-
Website development costs (Note 9)	-	(25,231)
Cash flows from investing activities	311,681	643,618

Net decrease in cash and cash equivalents	(23,483)	(1,259,932)

Cash and cash equivalents, beginning of period	413,700	1,832,520
Cash and cash equivalents, end of period	$390,217	$572,588

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest	$10,594	$-
Income taxes	$-	$-

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

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

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names.  DHI’s current business strategy is to develop, or to seek partners to develop, its domain names to include content, commerce and community applications.  During 2009 and the first quarter of 2010, DHI has been actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.  DHI develops content and sells advertising services on other domains held for future development.  Before August 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  On August 25, 2009, the Company sold the domain name and assigned to an unrelated third party all of the rights, title, and interest in and to the original Memorandum of Understanding (“MOU”) with the Indian Premier League (“IPL”).  Refer to Note 6.

DHI owns 100% of 0778229 B.C. Ltd. (“Importers”), Acadia Management Corp. (“Acadia”), and a dormant company, 612793 B.C. Ltd. (“612793”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and removed from the registrar of companies of British Columbia on January 21, 2009.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  This subsidiary was incorporated in relation to the Auctomatic transaction. Refer to Note 7.  In April, 2010, the Company changed the name of Communicate.com Delaware Inc. to Perfume.com Inc.

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

The accompanying unaudited condensed consolidated financial statements of Live Current Media Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company believes these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. During the quarter ended March 31, 2010, the Company generated a consolidated net income of $74,345 (Q1 of 2009 – consolidated net loss of $916,408) and realized a negative cash flow from operating activities of $335,164 (Q1 of 2009 - $1,903,550).  At March 31, 2010, there is an accumulated deficit of $16,703,130 (December 31, 2009 - $16,787,208) and a working capital deficiency of $938,772 (December 31, 2009 - $1,216,325).

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

The Company has established a plan to continue its current business operations and overcome its financial difficulties.  The Company expects to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in Note 1 of the Company’s audited financial statements for the year ended December 31, 2009 as filed in the Company’s Annual Report on Form 10-K.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of an error in comparative periods:

The Company determined that its original consolidated financial statements as at and for the three month period ended March 31, 2009, and as at and for the years ended December 31, 2008 and 2007 (the “Original Financial Statements”) contained errors.  These errors, which are described below, affected the financial position, results of operations and cash flows for the comparative period ended March 31, 2009.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The Original Financial Statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at March 31, 2009.  There was an immaterial effect to the consolidated statements of operations for the quarter ended March 31, 2009.

B. Non-Controlling Interest:

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange of $3,000,000 of amounts due from a subsidiary for additional common stock in 2008.  See Note 5.  Prior to recognizing the non-controlling interest liabilities, the non-controlling interest’s share of subsidiary losses in 2008 and 2007 was limited to the non-controlling interest liability.  There was no effect to the non-controlling interest at March 31, 2009 or for the three month period then ended.

C. Management Compensation:

The financial statements for the quarter ended March 31, 2009 had an overaccrual of $72,741 in bonuses payable and expensed during the quarter for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to the Company’s current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in an increase of $155,500 to the Company’s stock-based compensation expense in the quarter ended March 31, 2009.

E. Other:

(i)	Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $83,271 in the quarter ended March 31, 2009.

(ii)	Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008.  As a result, the gain on sale of domain names in the quarter ended March 31, 2009 was understated by $37,408 and was adjusted accordingly.

F. Classification of warrants issued in November 2008 private placement:

In November 2008, the Company raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of the Company’s common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  The estimated fair value of the warrants was presented as equity in the Original Financial Statements.  The warrants contained provisions which could require their redemption in cash in certain circumstances which may not all be within the Company’s control.  The fair value of the warrants therefore should have been recorded as a liability, with future changes to fair value reported as either income or expense in the period in which the change in fair value occurs.  At March 31, 2009, the fair value of the warrants was $242,704.  The Company recorded an increase to the liability of $84,809 at March 31, 2009 and the corresponding expense was recorded as an increase to corporate general and administrative expense.

G. Shares issued in connection with the merger with Auctomatic:

(i)	Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date of March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill at March 31, 2009.

(ii)	Shares issued to Auctomatic founders

As part of the merger, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The Company should have recorded $68,330 in related stock-based compensation expense during the quarter ended March 31, 2009.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $750,000 of amounts payable at March 31, 2009 to the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Business combinations
On the acquisition of a subsidiary, the purchase method of accounting is used whereby the purchase consideration is allocated to the identifiable assets and liabilities on the basis of fair value at the date of acquisition.  The Company considers critical estimates involved in determining any amount of goodwill, and tests for impairment of such goodwill, as disclosed in its goodwill accounting policy below.

Foreign currency transactions
The consolidated financial statements are presented in United States dollars.  The functional currency of the Company is the United States dollar.  In accordance with ASC 830, Foreign Currency Matters, the foreign currency financial statements of the Company’s subsidiaries are translated into U.S. dollars.  Monetary assets and liabilities are translated using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and certain other historical cost balances are translated by using historical exchange rates.  There are no resulting exchange gains and losses that are required to be presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income (loss).  There was no effect to comprehensive income (loss) related to the share conversion with DHI.

Transactions denominated in foreign currencies are remeasured at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Income (loss) per share
Basic income (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.  The other potential common stock includes 2,845,000 options and 3,304,688 warrants as disclosed in Note 11.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectability of the proceeds is reasonably assured.  In the three months ended March 31, 2010, there were no outright sales of domain names.  In the year ended December 31, 2009, there were eight sales of domain names.  Collectability of the amounts owing on these sales is reasonably assured and therefore accounted for as sales in the period the transactions occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the year ended December 31, 2009, there were sales-type leases for three domain names where collectability of future payments owing on sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  One of these contracts was breached during the year, however there was no effect to the financial statements.  See also Note 12.

Cash and cash equivalents
The Company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of amounts receivable on a sales-type lease of domain names, goods and services taxes (GST) receivable, advertising revenues receivable and support service revenues receivable.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at March 31, 2010 or the 2009 year end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at March 31, 2010 is recorded at cost of $28,179 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2010.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill (continued)
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

Advertising Costs
The Company recognizes advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of individual agreements, and are generally either a commission for traffic driven to the Website that generates a sale, or a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $79,883 for the quarter ended March 31, 2010 (quarter ended March 31, 2009 - $115,193) is included in “Corporate Marketing” and “eCommerce Marketing” on the Company’s consolidated statements of operations.

Stock-based compensation
Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of ASC 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate the fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-Controlling Interest
The consolidated financial statements include the accounts of DHI (and its subsidiaries).  All intercompany accounts and transactions have been eliminated upon consolidation. The Company records non-controlling interest which reflects the 1.8% portion of the earnings of DHI and its subsidiaries allocable to the holders of the minority interest.

Income taxes
On January 1, 2007, the Company adopted the following new accounting policy related to income tax.  The Company began accounting for income tax under the provisions of ASC 740-10.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003 to 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009, as well as the quarter ended March 31, 2010.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-09
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements.  ASU 2010-09 also eliminates potential conflicts with the SEC’s literature.  Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

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
For the three months ended March 31, 2010

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at March 31, 2010 is:

Fair Value Measurements at Reporting Date Using

Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

$94,398	-	$94,398	-

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 5 – NON-CONTROLLING INTEREST

The Company currently holds 98.2% of the issued and outstanding shares of its principal operating subsidiary, DHI.  During Q1 2008, DHI issued 40,086,645 shares to Live Current at fair value in exchange for a conversion of intercompany debt of $3,000,000, therefore diluting the non-controlling interest by 3.3%. This conversion was accounted for using the purchase method resulting in an increase to goodwill of $66,692.

The 2009 income of DHI has resulted in a balance of $28,353 in the Non-Controlling Interest (“NCI”) at December 31, 2009.  The loss for the first quarter of 2010 of DHI has resulted in a balance of $18,620 in the NCI at March 31, 2010.

NOTE 6 – GLOBAL CRICKET VENTURE

On April 17, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOUs, which would have been preliminary to a final agreement, started the Company’s planned exploitation of its cricket.com domain name.  Certain other subsidiaries and ventures were incorporated or formed to further this business opportunity.  However, none of these companies were used for that purpose or had significant assets or operations.

In 2009 up to the date of transfer of the original MOU on August 20, 2009 as disclosed below, the Company incurred $452,307 in furtherance of this plan which were included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

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

The Company also agreed to sell the domain name cricket.com, along with the associated website, content, copyrights, trademarks, etc, to Mauritius, for consideration of four equal payments of $250,000. The first three instalments of $250,000 were received by March 31, 2010. The cricket.com domain name remains the property of the Company until all payments have been made. In order to facilitate the transfer of the cricket.com website, the Company agreed to provide Mauritius with support services (including the services of Mark Melville) for six months (the “Transition Period”). In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services. The Transition Period ended February 20, 2010. Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and to continue paying Mr. Melville’s salary on a month to month basis.

The Company has accounted for this transaction under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services to be provided by the Company to Mauritius during the Transition Period, are to be recognized over the six month Transition Period, or from September 2009 to February 2010.  At the year end, the Company recorded the first and second $250,000 instalments in its analysis under ASC 605-25.  As a result, during the year ended December 31, 2009, the Company recognized four months’ gain on settlement of the amounts owing under the Novation Agreement.  During the quarter ended March 31, 2010, the Company recognized the remaining two month’s gain on settlement as summarized below.

Settlement of amounts due regarding Global Cricket Venture	$750,000
Less: 2009 Recognized gain on settlement	(500,000)
		$250,000
2009 Gain on sales-type lease of cricket.com	$500,000
Less: 2009 Recognized gain on sales-type lease of cricket.com	(250,000)
		250,000
Deferred gains of amounts regarding Global Cricket Venture at December 31, 2009		$500,000
Less: 2009 Recognized gain on sales-type lease of cricket.com		(500,000)

Deferred gains of amounts regarding Global Cricket Venture at March 31, 2010		$0

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 6 – GLOBAL CRICKET VENTURE (continued)

During the year ended December 31, 2009, the Company recognized four months’ gain on the first instalment and one month’s gain on the second instalment received for the sales-type lease of cricket.com. During the first quarter of 2010, the Company reported the remaining two months’ gain on the first instalment and the remaining two months’ gain on the second instalment.  During this period, the Company also reported the third instalment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.  Since the collectability of the remaining instalment is not reasonably assured, it has not been reflected in the consolidated financial statements.

NOTE 7 – MERGER AGREEMENT

On March 25, 2008, the Company through its wholly owned subsidiary, Delaware, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation (“Auctomatic”).  The Merger Agreement was consummated on May 22, 2008 (the “Closing Date”).  The consideration was payable as follows: (i) 340,001 shares, or 34%, of the common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and were to be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversaries of the Closing Date. The remaining $800,000 of the total cash consideration was to be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock were to be distributed pro rata among the Auctomatic Stockholders.

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders was subject to their continuing employment with the Company on each Distribution Date.  As these shares were contingent on future employment, they were considered contingent consideration and were accounted for under ASC 718 as stock-based compensation.

During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the anniversary dates was no longer payable.  During the second quarter of 2009, 91,912 of the remaining 275,736 shares were issued to the two founders who remained with the Company.  The Company negotiated a termination of the employment of these two founders in August 2009.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 11(d).

At May 22, 2008, the fair value of the amounts payable in cash to shareholders of Auctomatic on the first anniversary of the closing date was $640,000.  The fair value discount was accreted in full by the first anniversary date, May 22, 2009.  As a result, the $800,000 of the amounts payable in cash to the shareholders of Auctomatic due on the first anniversary of the closing date had been accrued by the Company.  The funds due to the Auctomatic shareholders at this date were not paid by the Company as required.

In August 2009, the Company issued convertible notes to twelve of the eighteen Auctomatic shareholders covering $424,934 of the total $800,000.  These convertible notes are interest bearing at 10% per annum, with such interest accruing as of May 22, 2009 and payable quarterly in arrears.  The convertible notes mature on May 22, 2010.

Convertible Notes to Shareholders of Auctomatic
Convertible notes issued August 21, 2009	$424,934
Interest accrued May 22, 2009 – December 31, 2009	25,845
Interest paid up to December 31, 2009	(21,279)

Balance, December 31, 2009	$429,500
Interest accrued January 1 – March 31, 2010	10,594
Interest paid up to March 31, 2010	(10,594)

Balance, March 31, 2010	$429,500

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 7 – MERGER AGREEMENT (continued)

Also in August 2009, as noted above, the Company reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their separation agreements, the Company repaid the amounts owed to them under the Merger Agreement at a 10% discount to face value as discussed below.  The Company also recorded $60,000 of severance costs in Q3 of 2009 due to them under their employment agreements.  The severance costs were reimbursed pursuant to the Cricket agreements as discussed in Note 6.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

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

Due to Shareholders of Auctomatic
Amounts payable to Auctomatic founders	$334,224
Amounts paid to Auctomatic founders	(227,200)
Amounts payable to other Auctomatic shareholders	40,841
Gain on restructure of Auctomatic payable	(29,201)

Balance, December 31, 2009	$118,664
Amounts paid to Auctomatic founders	(60,000)

Balance, March 31, 2010	$58,664

At December 31, 2009, the Company recognized an impairment charge of the goodwill acquired pursuant to the merger of $2,539,348 as noted above.

NOTE 8 – PROPERTY & EQUIPMENT

March 31, 2010	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$63,431	$104,033
Computer Equipment	118,483	71,374	47,109
Computer Software	27,276	27,276	-
Leasehold Improvements	143,981	78,424	65,557
	$457,204	$240,505	$216,699

December 31, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$57,956	$109,508
Computer Equipment	119,737	69,167	50,570
Computer Software	27,276	27,276	-
Leasehold Improvements	142,498	71,249	71,249
	$456,975	$225,648	$231,327

At June 30, 2009, the Company analyzed the potential for impairment of the auction software that was acquired pursuant to the Merger Agreement.  At this date, the Company considered the significant changes that were made to the direction and to staffing within the Company.  The lack of a strategy, plans, or use for the Auction software a year subsequent to the acquisition of the software indicated impairment of the asset at the end of the second quarter of 2009.  Therefore, the Company believed that the auction software was impaired and has written off the net book value of the asset of $590,973 at that date.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

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

	March 31, 2010	December 31, 2009
Website Development Costs	$359,929	$359,929
Less: Accumulated Amortization	(168,170)	(142,046)
	$191,759	$217,883

The Company did not capitalize any website development costs in the first quarter of 2010 (year ended December 31, 2009 - $47,804) and recorded $26,124 in accumulated amortization during the quarter (year ended December 31, 2009 - $123,395).

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	March 31, 2010	December 31, 2009
Deferred Lease Inducements	$50,345	$55,379
Less: Current Portion	(20,138)	(20,138)
	$30,207	$35,241

NOTE 11 – COMMON STOCK

a)	Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)	Issued

At March 31, 2010, there were 24,026,180 (December 31, 2009 – 24,026,180) shares issued and outstanding.

2010

There have been no share issuances to date in 2010.

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
For the three months ended March 31, 2010

NOTE 11 – COMMON STOCK (continued)

c)	Reserved

Auctomatic

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the three anniversary dates of the consummation of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer payable.    In the second quarter of 2009, the Company issued 91,912 shares to the remaining two Auctomatic founders pursuant to the Merger Agreement as noted above.

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

On November 13, 2009 the Company entered into a second amendment to the separation agreement noted above.  Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to Mr. Ehrlich as of November 16, 2009 in the gross amount of $109,375 were to be paid in a lump sum payment less all applicable withholdings, rather than over a period of 10 remaining months.  Furthermore, Mr. Ehrlich waived the CDN$250,000 in net monthly equity payments that the Company was obligated to pay him under the initial separation agreement, and accepted $20,000 cash, less all applicable withholdings, in lieu thereof.

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

	2010	2009
Dividend yield	0%	0%
Expected volatility	97.02%-124.52%	97.02%-124.52%
Risk free interest rate	1.29%-1.70%	1.29%-1.70%
Expected lives	3.375 years	3.375 years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 11 – COMMON STOCK (continued)

d)	Stock Options (continued)

(i)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date.  As a result, all grants issued prior to March 25, 2009 currently have an exercise price of $0.65.  The stock option grants included in the repricing initially had exercise prices between $0.65 and $3.30.  The incremental value of $213,895 relating to the fair values at the date of the reduction in price has been included in the first quarter of 2009 expense.

(ii)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  In 2009, 100,000 options were forfeited.

(iii)	On April 8, 2009, the Company granted to one of its full-time employees a total of 5,000 options at an exercise price of $0.35 per share. These options have a fair value of $0.23 per option granted.

(iv)	On May 28, 2009, the Company granted to one of its full-time employees a total of 5,000 options at an exercise price of $0.30 per share. These options have a fair value of $0.21 per option granted.

(v)
On September 1, 2009, the Company granted to two of its full-time corporate directors a total of 75,000 stock options at an exercise price of $0.22 per share.  These options have a fair value of $0.16 per option granted.

(vi)
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

The fair value of these options at March 31, 2010 of $5,045,969 (year ended December 31, 2009 - $5,013,896) will be recognized on a straight-line basis over a vesting term of 3.375 years and an expense has been recognized in the quarter ended March 31, 2010 of $323,802 (year ended December 31, 2009 - $1,596,847) and included in management fees and employee salaries expense.

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

The fair value of these shares at the time of forfeiture, July 31, 2009, of $1,077,773 was recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense was recognized in the year ended December 31, 2009 of $160,955 and included in management fees and employee salaries expense.  In August 2009, the forfeiture rate changed to 100% and therefore at December 31, 2009, the fair value was $0.  As a result, there was no related expense in the quarter ended March 31, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 11 – COMMON STOCK (continued)

d)	Stock Options (continued)

A summary of the option activity under the 2007 Plan during 2009 and 2010 to date is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2009	2,845,000	0.63	1.38
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Options outstanding, March 31, 2010	2,845,000	0.63	1.38

Options vested at March 31, 2010	2,776,110	0.64	1.39

Aggregate Intrinsic Value	$0
Weighted average remaining life	2.70 Years

e)	Common Stock Purchase Warrants

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

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at March 31, 2010 was $94,398 (December 31, 2009 - $250,710).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under ASC 815-40-25, and their fair value upon issue of $157,895 was recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  During the year ended December 31, 2009, the increase to the fair value of the warrants was $92,815 which was charged against corporate general and administrative expenses during the year.  During the quarter ended March 31, 2010, the decrease to the fair value of the warrants was $156,312 which was charged to corporate general and administrative expenses during the period.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 11 – COMMON STOCK (continued)

e)	Common Stock Purchase Warrants (continued)

As of December 31, 2009 and March 31, 2010, 3,304,688 warrants to purchase the Company’s common stock remain outstanding as follows:

		Weighted
Warrants	Outstanding	Average	Date of
		Exercise Price	Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Warrants outstanding and exercisable December 31, 2008	4,304,688	0.96
Granted	-	-
Cancelled or expired	(1,000,000)	1.25
Warrants outstanding and exercisable December 31, 2009 and March 31, 2010	3,304,688	0.89

Weighted average remaining life	1.11 Years

NOTE 12 – DOMAIN NAME LEASES AND SALES

2010

The Company did not enter into any agreements to sell or lease any of its domain names during the first quarter of 2010.

2009

In December 2009, the Company sold two domain names for $152,700 net of commission and the purchase prices were paid in full upon the execution of the agreement.  The resulting $122,327 in net gain was reported in the fourth quarter of 2009.

In December 2009 (the “Effective Date”), the Company entered into an agreement to lease two domain names to an unrelated third party for $400,000 less 10% commission.  The terms of the agreement provided for the receipt of this amount in irregular lease payments to be received by May 2010.  The first payment of $40,000 less half of the commission was due upon execution of the agreement, and three instalments of $120,000 each (less commission) are due on March 31, 2010, April 30, 2010, and May 31, 2010.  The Company will lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectability of the funds in the future, only the first payment received was recorded as a gain on sale of a domain name during the fourth quarter of 2009.  The second payment due on March 31, 2010 was collectible and therefore recorded as a gain on sale of a domain name during the first quarter of 2010.

In August 2009, the Company sold the domain name www.cricket.com.  Due to the uncertainty regarding the collectability of the funds receivable under the sale agreement in the future, the Company recognized the first instalment of $250,000 received during the third quarter of 2009 and recognized the second instalment of $250,000 during the fourth quarter of 2009.  These amounts were included in the Company’s analysis under ASC 605-25 as disclosed in Note 6.  Therefore four/sixths of the first instalment of $250,000, or $166,667, and one/third of the second instalment of $250,000, or $83,333, were recorded as a gain on sales-type lease of a domain name during the 2009 year.  The Company reported the remaining two/sixths of the first instalment of $250,000, or $83,333, and the remaining two/thirds of the second instalment of $250,000, or $166,667, during the first quarter of 2010.  During this period, the Company also reported the third instalment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

2009 (continued)

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

NOTE 13 – OTHER EXPENSES

During Q1 of 2009, the Company incurred various restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements.  There were no such charges in Q1 of 2010.

NOTE 14 – INCOME TAXES

The Company’s subsidiaries, DHI, Importers, and 612793 are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at March 31, 2010 and December 31 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,320,900 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $7,552,600 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2029.  The Company’s subsidiary DHI also has approximately $417,500 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $125,207 at March 31, 2010 and December 31, 2009.  The deferred tax recovery during the year ended December 31, 2009 was $81,163.  There was no deferred tax recovery during the quarter ended March 31, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 15 – SEGMENTED INFORMATION

In 2009 and to date in 2010, the Company’s operations were conducted in two business segments: eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the quarter ended March 31, 2010 as well as during the year ended December 31, 2009, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the quarter ended March 31, 2010

	Advertising	eCommerce	Total
	& Other	Products
	$	$	$
Revenue	34,275	873,959	908,234
Segment Loss	(195,804)	(534,079)	(729,883)

As at March 31, 2010	$	$	$
Total Assets	1,577,002	643,621	2,220,623
Intangible Assets	804,284	158,849	963,133

For the quarter ended March 31, 2009 (as restated)

	Advertising	eCommerce	Total
	& Other	Products
	$	$	$
Revenue	32,215	1,720,167	1,752,382
Segment Loss	(790,977)	(989,023)	(1,780,000)

As at March 31, 2009	$	$	$
Total Assets	2,023,457	4,270,912	6,294,369
Intangible Assets	1,398,418	158,849	1,557,267

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the quarter ended March 31, 2010	For the quarter ended March 31, 2009 (As Restated)
Segment Loss	$(729,883)	$(1,780,000)
Non-Operating Income (Expenses)
Gain on settlement of amounts due regarding Global Cricket Venture	250,000	250,000
Gains from sales and sales-type lease of domain names	600,000	617,933
Accretion expense	-	(40,000)
Interest expense	(10,594)	-
Interest and investment income	297	890
Foreign exchange loss	(35,475)	34,769
Net income (loss) before taxes for the period	$74,345	$(916,408)

Substantially all property and equipment and intangible assets are located in Canada at March 31, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 16 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its office in Vancouver, Canada from an unrelated party for a 5-year period from October 1, 2007 to September 30, 2012.  Pursuant to the terms of the lease agreement, the Company is committed to basic rent payments expiring September 30, 2012 as follows.

CDN $
Remainder of 2010	91,482
2011	126,873
2012	98,159

The Company will also be responsible for common costs currently estimated to be equal to approximately 71% of basic rent.

Global Cricket Venture

On March 31, 2009, the Company, its subsidiary GCV, the BCCI and the IPL amended the MOUs.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the MOU with the BCCI (“BCCI MOU”) was terminated.  The agreement constitutes full and final settlement of any and all historic and future outstanding obligations due from Live Current under the BCCI MOU.  Per the Termination Agreement, Live Current was to be released from all accrued liabilities under the BCCI MOU after the $750,000 payment was made under the Novation Agreement described below.

The Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the MOU with the IPL (“IPL MOU”).  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV.  The IPL MOU’s payment schedule was also amended.

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party, Mauritius, all of the rights, title, and interest in and to the IPL MOU, as amended by the Novation Agreement.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI MOU.  In order to facilitate the transfer of the Cricket.com website, the Company agreed to provide Mauritius with support services for a period of no more than 6 months, although this period has been extended on a month-to-month basis.  In exchange for the support services, Mauritius has agreed to the payment of certain expenses related to the support services.  Refer to Note 6.

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

NOTE 18– RELATED PARTY TRANSACTIONS

2010

The Company has not entered into any new related party transactions during the first quarter of 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010

NOTE 18– RELATED PARTY TRANSACTIONS (continued)

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its Chief Executive Officer, who is Chief Executive Officer of both companies.  Live Current was providing this company with IT, administrative, and marketing support.  Effective January 1, 2010, the Company no longer provided marketing support and therefore the arrangement was modified to $3,500 per month. This arrangement allows Live Current to share its resources while earning revenues for support services.

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

On December 28, 2009, the Company’s Board of Directors approved a Second Amendment to the Employment Agreement (the “Second Amendment”) of the CEO.  The Second Amendment decreased the unpaid salary that had been deferred for the period of February 1, 2009 to September 30, 2009 to $72,000.  It also modified the method of payment of the deferred salary, and approved this amount to be paid in cash, less any and all statutory deductions, instead of by way of shares of the Company’s common stock.  The effects of the decrease of the salary payable, as well as the subsequent payment, were reflected in the Company’s financial statements for the year ended December 31, 2009.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into an agreement to lease one of its domain names to an unrelated third party for $165,000 less $15,000 in commission.  The terms of the agreement provided for the receipt of the net amount of $150,000 to be paid in equal instalments due April 15, 2010, May 15, 2010 and June 15, 2010.  The Company will lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are included in Item 1.

(b)	Business Overview

Through our subsidiary, Domain Holdings Inc. (“DHI”), we own more than 900 domain names.  We intend to build consumer internet experiences based on the generic domains within our portfolio of domain names,  by developing a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets we own.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), and sports and recreation (such as Karate.com and Boxing.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  One of the best ways to ensure sites are found through search is to have a powerful domain name asset that creates value through low-cost customer acquisition.

We also own a number of .cn (China) domain names.  We believe that the .cn domain names could have significant value as the internet market in China develops.  We also have a number of non-core “bound.com” domain names that we may choose to develop that cover expansive categories of interest such as shoppingbound.com, pharmacybound.com and vietnambound.com.

We have organized our operations into two principal segments:  (1) ECommerce Products, which we refer to in this discussion as “health and beauty”, and (2) Advertising.  Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell brand name fragrances and skin care products directly to consumers (eCommerce).  Our sports and recreation websites generate revenues through the sale of online advertising space to advertisers; we offer “pay per click” and display advertising on various websites in our portfolio, as well as through partnerships with third-party advertising networks.

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

Our Perfume.com website has historically sold brand name fragrances, including women’s perfume, men’s cologne, and skin care products, direct to consumers at discounted prices well below their Manufacturer's Suggested Retail Price (“MRSP”).  Recently, the website underwent a transition to a luxury brand site where product is sold at full price.  The website has been re-targeted to appeal to the luxury brand conscious consumer who is seeking original and targeted content and products.  The new targeted customer is very different from those that frequent the many discount perfume websites available. We are now targeting customers which we believe are likely to revisit a site that provides them with quality and value throughout their entire online experience.  As a result of this change in strategy and new target market, the old perfume.com email list that consists of mostly price sensitive buyers is now largely ineffective.  We are building a new list with current customers, however this process will take time.  Meanwhile, we believe that mail marketing is the most effective sales strategy.  This change in strategy, together with the recession in the U.S. which we believe has adversely affected consumer discretionary spending, has resulted in a 48% decrease in revenue and a 24% decrease in dollar value of gross margin compared to the same period last year.  The gross margin percentage, however, has increased from 20.8% to 30.5% in the same period.  Since the implementation of the new pricing model occurred in the middle of the quarter, management expects that this percentage will increase further over time.  Management believes that any drop in sales relating to the new pricing model is temporary as the customer base is re-built.  Management also believes that the new targeted customer will be one to whom other luxury products can be sold.  We believe this may prove valuable to us in the future, if we decide to expand our product offerings on this website or develop other businesses around other luxury products.

The Company is considering segregating the Perfume.com business from its other website businesses, which do not involve retail sales. In order to segregate the business, management plans to move the domain names related to Perfume.com and its other brand-related assets into one of the Company's wholly-owned subsidiaries. This transfer is still being reviewed by management and there is no assurance that it will be completed.

We presently employ thirteen full-time and four part-time employees, as well as one consultant.  Our principal office is located at #645-375 Water Street, Vancouver, British Columbia.  We also lease an office at 12201 Tukwila Intl. Blvd, Suite 200, Tukwila, Washington.

The recent downturn in the global economy has significantly impacted the U.S. economy and consumer confidence.  It remains a challenge for all retailers, including online retailers, to achieve sales growth with adequate gross margins.  Both our sales and our ability to raise capital have been negatively impacted as a result of the current recession in the U.S., and we expect this to continue for at least the short-term.

During 2008, 2009, and the period ended March 31, 2010, our revenues were not sufficient to support our operations.  We do not expect to make significant progress this year in better aligning costs with gross margins generated from operations but will continue to generate losses from operations for the foreseeable future.  Since the end of the 2008 fiscal year, there have been many challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.  Furthermore, if we attempted to raise funds through the sale of our securities, the steep decline in the price of our common stock would result in significant dilution to our current stockholders.  As a result, management sold some of our non-core domain names to raise funds.  From January 1, 2009 through December 31, 2009, we sold ten domain names, not including our cricket.com domain name, for a total of nearly $3.2 million.  Management may elect to sell additional non-core domain names if needed should the opportunity arise.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2011.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, which continue to this date, including layoffs of staff and the termination of consulting and investor relations contracts.  In addition, our Chief Executive Officer amended his employment agreement to reduce his annual base salary from CDN$300,000 to CDN$120,000 effective February 1, 2009.  Furthermore, he agreed that the eight months of salary payable between February 1 and September 30, 2009, which totalled CDN$80,000, would be decreased to CDN$72,000 and the payment was deferred until the end of 2009.  As a result of these efforts, our net cash outflows have begun to decrease.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RECENT DEVELOPMENTS

Karate.com

On May 15, 2009 (the “Effective Date”), we signed an agreement (“LLC Agreement”) with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish a limited liability company (“Karate, LLC”) for the purpose of developing, managing and monetizing our Karate.com domain name.  This partnership will provide management focus and resources to efficiently monetize the domain name.  Pursuant to the LLC Agreement, we will contribute the domain name, Karate.com, to Karate, LLC and will receive a 55% interest of Karate, LLC, plus a liquidation and withdrawal preference.  The Board of Directors of Karate, LLC will have equal representation from all parties with Domain Strategies and Develep having primary responsibility for the management of day-to-day operations including site design, employment relationships, vendors, customer acquisition and maintenance and relationships with potential strategic partners.  On the second anniversary of the Effective Date, we have the right to withdraw from Karate, LLC for any reason.  We also have the right to withdraw from Karate, LLC at any time on or before the third anniversary of the Effective Date if we are required at any time to make a capital contribution, or if our equity interest in Karate, LLC has been or will be diluted in any way.  In the event we are the terminating party, ownership of the domain name www.karate.com will revert back to us, however Domain Strategies will have the right but not the obligation to purchase the domain name www.karate.com for $1 million within 60 days of termination.  The website went live during Q3 of 2009.  We have made no capital contributions to date.  Domain Strategies, Inc. is maintaining the website.

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

In conjunction with the Assignment, on August 25, 2009, DHI entered into the Cricket.com Lease and Transfer Agreement (the “Lease”) with Mauritius.  The Lease is dated August 20, 2009.  Pursuant to the Lease, DHI leased to Mauritius the cricket.com domain name, the cricket.com website (the “Website”), and certain support services in exchange for the payment of $1 million (the “Purchase Price”) plus the expenses described below.  The Purchase Price is to be paid in 4 equal installments, each of $250,000.  The first installment was received subsequent to the execution of the Lease, the second and third instalments have been received by March 2010, and the remaining installment is to be paid in May 2010.  Upon the payment of the final installment and the expenses described below, DHI will assign to Mauritius all rights, title and interest in the Website, the cricket.com domain name and the registration thereof, all trademarks, services marks and logos that incorporate the term cricket.com and the goodwill (if any) associated with the foregoing.

In order to facilitate the transfer of the Website, DHI agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services including (i) direct costs incurred by DHI for maintaining the Website, (ii) rent and overhead costs in the amount of $2,500 per month, (iii) employee related costs, and (iv) severance costs (not to exceed $60,000) related to the termination of employees whose employment was to be terminated as a result of the transfer of the Website.  The payments for support services noted above have been received, including the $60,000 severance costs.  In addition, Mauritius agreed that, prior to the expiration of the Transition Period, it would either enter into an employment agreement with Mark Melville, the Company’s President and Chief Corporate Development Officer, or pay any severance costs related to his termination without cause (with the exception of special bonus payments), in accordance with the terms of his employment agreement with the Company.  These two agreements resulted in our full exit from the Cricket business with the exception of interim support services which we have agreed to provide for a period of six months.  The Transition Period ended February 20, 2010.  Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and Mauritius agreed to continue paying Mr. Melville’s salary on a month to month basis.

Entity Inc. (“Auctomatic”)

At the end of the second quarter of 2009, we determined that the auction software acquired through the merger with Auctomatic was impaired.  As a result, we recorded an impairment loss of $590,973 at that date.

In August 2009, we reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible notes bearing interest at 10%. The payment due date is May 22, 2010.  The Company is currently seeking to renegotiate the payment date and the interest rate through the issuance of new non-convertibles notes.

Also in August 2009, we reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their severance agreements, we agreed to pay the amounts owed under the Merger Agreement at a 10% discount to face value.  We are paying these amounts in instalments.  During Q3 of 2009, we also paid them a total of $60,000 of severance costs due pursuant to the terms of their employment agreements.  These severance costs were recovered through the agreement for support services described above.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

RESTATEMENT OF FINANCIAL STATEMENTS

Correction of an error in comparative periods:

On June 18, 2009, we were advised by Ernst & Young, LLP, then our independent registered public accounting firm, that our consolidated financial statements for the quarter ended March 31, 2009, as well as the consolidated financial statements for the years ended December 31, 2008 and 2007 contained errors.  Based on the foregoing, C. Geoffrey Hampson, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that these financial statements should no longer be relied upon.  These errors, which are described below, affected opening balances as at December 31, 2007 and the financial position, results of operations and cash flows for the comparative periods ended March 31, 2009 and December 31, 2008.  For a full discussion of the effect of the restatement, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as our related disclosure in Amendments No.1 and No. 2 to our Form 10-K, as filed with the Securities and Exchange Commission on September 14, 2009 and October 26, 2009, respectively.

A. Deferred income tax liability related to indefinite life intangible assets:

The Company’s intangible assets, comprised of its domain names, have book values in excess of their tax values.  The December 31, 2008 financial statements considered the taxable temporary differences associated with these indefinite life intangible assets in reducing the valuation allowance associated with its loss carryforwards.  This was an incorrect application of GAAP.  A deferred tax liability should have been recognized for these taxable temporary differences.  Correction of this error resulted in the recognition of a deferred tax liability of $206,370 as at March 31, 2009 and as at December 31, 2008.  There was an immaterial effect to the consolidated statements of operations for the quarter ended March 31, 2009.

B. Non-Controlling Interest:

The Company discovered an error in its continuity of non-controlling interest in our subsidiaries as at January 1, 2007, resulting in a $100,676 increase to the opening non-controlling interest liability and deficit.

The Company determined that it should have recorded $66,692 of goodwill and an increase to non-controlling interest liability associated with the exchange, in 2008, of $3,000,000 due from a subsidiary for shares of the subsidiary’s common stock.  See Note 5 to our interim consolidated financial statements.

Prior to recognizing the non-controlling interest liabilities as described in the preceding two paragraphs, the non-controlling interest’s share of subsidiary losses in 2008 was limited to the non-controlling interest liability.  There was no effect to the non-controlling interest at March 31, 2009, or for the quarter then ended.

C. Management Compensation:

The March 31, 2009 financial statements overaccrued $72,741 in bonuses payable and expense, for two CDN$100,000 special bonuses to be paid on January 1, 2009 and January 1, 2010 to our current President and Chief Corporate Development Officer pursuant to his employment agreement. These special bonuses are not discretionary, but will only be paid if he remains employed as an officer of the Company on the dates payable.  The effect to the consolidated balance sheets at December 31, 2008 was an underaccrual of bonuses payable of $119,045.

D. Estimated life of stock options:

The Company originally estimated the life of its stock options as equal to the vesting period for these options, 3 years.  The estimated life should have been 3.375 years, resulting in an increase of $155,500 to stock-based compensation expense in the quarter ended March 31, 2009.

E. Other

(i)	Expense accruals

The Company discovered an accrual and cutoff error in its recorded accounting fees, resulting in an underaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $83,271 in the quarter ended March 31, 2009.  The error resulted in an overaccrual of accounts payable and accounting expense (included in Corporate General and Administrative expenses) of $19,521 in the year ended December 31, 2008.

(ii)	Gain on sale of domain name

The Company failed to record website development costs attributable to a domain name sold in 2008, reducing website development costs and gain on sale of domain names by $37,408 in the year ended December 31, 2008.  As a result, a corresponding decrease to the gain on sale of domain names in the quarter ended March 31, 2009 was made.  There was no effect to the consolidated balance sheet as at March 31, 2009.

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

At March 31, 2009, the fair value of the warrants was $242,704.  The Company recorded an increase to the liability of $84,809 at March 31, 2009 and the corresponding expense was recorded as an increase to corporate general and administrative expense.

G. Shares issued in connection with the merger with Auctomatic:

(i)	Valuation of shares issued as purchase consideration

The Auctomatic merger closed on May 22, 2008.  The original estimate of the fair value of the share purchase consideration attributable to the acquisition was based on the trading value of the shares around March 25, 2008.  However, the Merger Agreement had an adjustment provision regarding the number of shares to be issued, such that the shares should have been valued with reference to the May 22, 2008 closing date as opposed to the announcement date on March 25, 2008.  Using the average share price around the closing date, an additional $110,746 should have been recorded as additional paid-in capital and goodwill during the year ended December 31, 2008 and the quarter ended March 31, 2009.

(ii)	Shares issued to Auctomatic founders

As part of the merger with Auctomatic, the Company agreed to distribute 413,604 shares of its common stock payable on the first, second, and third anniversaries of the Closing Date (the “Distribution Date”) to the Auctomatic founders subject to their continuing employment with the Company or a subsidiary on each Distribution Date.  These shares, which were not accounted for in the Auctomatic purchase, also were not properly accounted for as compensation to the Auctomatic founders for their continued employment with the Company.  The related stock-based compensation expense that should have been recorded in the quarter ended March 31, 2009 was $68,330.

H. Financial Statement Classification of Amounts Payable to the BCCI and IPL:

In order to provide clarity, the Company also classified separately on its consolidated balance sheets and consolidated statements of operations the $750,000 in amounts payable as at March 31, 2009 and $1,000,000 as at December 31, 2008 to the BCCI and IPL.

I. Tax Impact:

Exclusive of Item A, none of the above adjustments gave rise to an increase or decrease in the Company’s tax position.

(c)	Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended March 31, 2010.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Expressed in US Dollars	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated)
SALES
Health and beauty eCommerce	$873,959	$1,720,167
Domain name advertising	17,197	24,453
Miscellaneous income	17,078	7,762
Total Sales	908,234	1,752,382

COSTS OF SALES
Health and Beauty eCommerce	630,846	1,386,619
Total Costs of Sales (excluding depreciation and amortization as shown below)	630,846	1,386,619

GROSS PROFIT	277,388	365,763

OPERATING EXPENSES
Amortization and depreciation	16,370	98,166
Amortization of website development costs	26,124	32,562
Corporate general and administrative	109,882	361,123
ECommerce general and administrative	76,661	80,220
Management fees and employee salaries	698,351	1,193,595
Corporate marketing	84	3,771
ECommerce marketing	79,799	111,422
Other expenses	-	264,904
Total Operating Expenses	1,007,271	2,145,763

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture	250,000	250,000
Gain from sales and sales-type lease of domain names	600,000	617,933
Accretion interest expense	-	(40,000)
Interest expense	(10,594)	-
Interest and investment income	297	890
Foreign exchange gain (loss)	(35,475)	34,769
Total Non-Operating Income	804,228	863,592

CONSOLIDATED NET INCOME (LOSS)	74,345	(916,408)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	9,733	-

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR
THE PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$84,078	$(916,408)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.00	$(0.04)
Weighted Average Number of Common Shares Outstanding - Basic	24,005,471	22,509,120

Diluted Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$0.00	$(0.04)
Weighted Average Number of Common Shares Outstanding - Diluted	30,155,159	22,509,120

BALANCE SHEET DATA
	March 31, 2010	December 31, 2009
Assets
Current Assets	$782,340	$1,214,924
Property & equipment	216,699	231,327
Website development costs	191,759	217,883
Intangible assets	963,133	963,133
Goodwill	66,692	66,692
Total Assets	$2,220,623	$2,693,959

Liabilities
Current Liabilities	$1,721,112	$2,431,249
Deferred income tax	125,207	125,207
Deferred lease inducements	30,207	35,241
Warrants	94,398	250,710
Total Liabilities	1,970,924	2,842,407

Stockholders' Equity (Deficit)
Common Stock	15,335	15,335
Additional paid-in capital	16,918,874	16,595,072
Accumulated deficit	(16,703,130)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	231,079	(176,801)
Non-controlling interest	18,620	28,353
Total Stockholders' Equity (Deficit)	249,699	(148,448)
Total Liabilities and Stockholders' Equity	$2,220,623	$2,693,959

(d)	Results of Operations

Sales and Costs of Sales

Quarter over Quarter Analysis

Overall, combined sales in Q1 of 2010 totaled $908,234, which is just over half of the combined sales of $1,752,382 in Q1 of 2009.  This significant decrease was almost entirely driven by the decrease in sales at Perfume.com as noted below.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 96.2% of total revenues in Q1 of 2010, compared to 98.2% of total revenues in Q1 of 2009.  A discussion of the decline in our revenues is included below.

Costs of sales were $630,846 in Q1 of 2010 compared to $1,386,619 during Q1 of 2009, a decrease of 120%.  This resulted in an overall gross margin in Q1 of 2010 of $277,388, or 30.5%, compared to a gross margin of $365,763, or 20.9% in Q1 of 2009.  This significant increase in the overall gross margin in Q1 of 2010 over Q1 of 2009 is due to a change in management’s focus regarding product sale prices and discounts on our Perfume.com website as discussed below, as well as the implementation of other income opportunities that require few costs to manage and have a 100% gross margin.

Health and Beauty eCommerce Sales

Our Perfume.com sales result from the sale of fragrances and designer skin care products.  Our health and beauty eCommerce product sales through our Perfume.com website accounted for nearly all of our eCommerce sales since 2008 and we expect that this will continue in the short term.

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2009.

Quarter Ended	Total Quarterly Sales	Average Daily Sales

March 31, 2010	$873,959	$9,711
Fiscal Year-to-Date 2010 Totals	$873,959	$9,711

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
September 30, 2009	1,498,265	16,285
December 31, 2009	2,334,865	25,379
Fiscal Year 2009 Totals	$7,216,479	$19,771

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

Quarter Ended	Quarterly Gross Margins	Quarterly Gross Margin %

March 31, 2010	$243,113	27.8%
Fiscal Year-to-Date 2010 Totals	$243,113	27.8%

March 31, 2009	$333,548	19.4%
June 30, 2009	347,435	20.9%
September 30, 2009	314,786	21.0%
December 31, 2009	543,705	23.3%
Fiscal Year 2009 Totals	$1,539,474	21.3%

Quarter over Quarter Analysis

Perfume.com revenues decreased to $873,959 in Q1 of 2010, which is just over half the revenues earned of $1,720,167 in Q1 of 2009.  Daily sales averaged $9,711 in Q1 of 2010 compared to $19,113 per day in Q1 of 2009.  This decrease was due both to the decline in economic conditions and a shift in management’s strategy away from discount pricing to full retail pricing to keep in line with the luxury brand strategy.  In 2008 and 2009, we focused on increasing revenues through ineffective and expensive search engine optimization (“SEO”), as well as the aggressive use of coupons and discounts which resulted in a decrease in our gross margin ratios.  In 2009, the strategy changed to increase gross margins by limiting aggressive and unprofitable SEO practices and discounts, to decrease the use of discounts and coupons, to increase the value of the content on the site, and to increase the sales prices of products on our website in small increments.  In the middle of Q1 2010, we altered the strategy to better align the “look and feel” of the perfume.com website by increasing the selling price to full MRSP.  As a result, our revenues declined substantially but our margins increased significantly.  Management believes that this business segment, especially with the new strategy of higher engagement and higher prices, continues to demonstrate strong potential.  This view is reinforced by the fact that despite the economic decline in the United States over the last number of quarters and management’s move away from the discount strategy, the business has performed as anticipated.  However, it is possible that consumer spending on discretionary items such as perfume will continue to decline due to recessionary pressure in the U.S., from which we earn the majority of our eCommerce revenues.

Costs of shipping and purchases totaled $630,846 in Q1 of 2010 as compared to $1,386,619 in Q1 of 2009.  This produced a gross margin for our eCommerce sales of $243,113 or 27.8% in Q1 of 2010, an increase of 8 percentage points compared to $333,548 or 19.4% in Q1 of 2009.  The increasing trend of our gross profit margins throughout 2009 and into 2010 demonstrates management’s continued effort in 2009 to increase gross margins even at the risk of decreased revenues.  The change of strategy in late Q1 of 2010 to increase the product prices to full MRSP provided significantly larger gross profit margins during the quarter.  Management continues to research and pursue opportunities that may contribute to higher gross margin percentages in the future.  Management anticipates that it will maintain a profit margin of approximately 30-40% through 2010 with this new strategy.  Over the next several quarters, management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should also increase gross margins by the end of 2010.

Advertising

Quarter over Quarter Analysis

In Q1 of 2010, we generated advertising revenues of $17,197 compared to $24,453 in Q1 of 2009, a decrease of $7,256 or 42.2%.  Advertising revenues have decreased every quarter in 2008 and 2009 primarily as a result of the termination of a large advertising contract in early 2008 due to its restrictive conditions, but also as a result of the sale of domain names from which we received advertising revenues.  In Q1 of 2010, advertising accounted for 1.9% of total revenues, consistent with 1.4% of total revenues in Q1 of 2009.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters.  Management continues to investigate new advertising monetization opportunities with vendors and continues to seek to increase advertising revenues.

Miscellaneous Income

In early 2009, we implemented a new cost sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services. Effective January 2010, the arrangement was modified to $3,500 per month. This income is included in miscellaneous and other income on our consolidated statements of operations.

Domain Name Leases and Sales

By selling some of our non-core domain names, management has successfully raised significant funds in order to provide liquidity to the Company.  Management continues to evaluate expressions of interest from domain name buyers, and continues to search for other domain names that would complement either the advertising or eCommerce businesses.  There were ten sales or sales-type leases of domain names in 2009, not including Cricket.com.  There have been no sales or sales-type leases of domain names in the first quarter of 2010.

General and Administrative

General and administrative expenses consist of costs for general and corporate functions, including facility fees, travel, telecommunications, investor relations, insurance, merchant charges, and professional fees.  The following tables summarize our total general and administrative expenses, and the breakdown of our corporate and eCommerce general and administrative expenses during each quarter since January 1, 2009.

Quarter Ended	Corporate G&A	eCommerce G&A	Total G&A*	As a % of Total Sales

March 31, 2010	$109,882	$76,661	186,543	20.5%
Fiscal Year-to-Date 2010 Totals	$109,882	$76,661	$186,543	20.5%

March 31, 2009 (as restated)	$361,123	$80,220	$441,343	25.2%
June 30, 2009	176,532	73,668	250,200	14.7%
September 30, 2009	138,409	63,461	201,870	13.1%**
December 31, 2009	327,987	101,806	429,793	18.0%**
Fiscal Year 2009 Totals	$1,004,051	$319,155	$1,323,206	17.9%**

* Excluding foreign exchange gain or loss which was reported as part of G&A expenses until Q4 2009
**Excluding cricket.com sponsorship revenues

Quarter over Quarter Analysis

In Q1 of 2010, we recorded total general and administrative expense of $186,543 of 20.5% of total sales as compared to $441,343 or 25.2% of total sales in Q1 of 2009, a decrease of $254,800 or over 57.7%. This total includes corporate and eCommerce related general and administrative costs.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $109,882 have decreased from the amount of $361,123 in Q1 of 2009 by $251,241, or 228.7%.  Some of the significant costs we incurred during Q1 of 2009 which were not incurred in Q1 of 2010 were approximately $30,700 in payments made both in cash and common stock for investor relations services, as well as Cricket related costs of $40,064.  There were increases in accounting and legal costs of $47,400 due to timing and accrual of year-end audit and legal fees.  However, these changes in the expenses have been offset by the quarterly revaluation of warrants which produced a decrease to corporate and general administrative expenses in Q1 of 2010 of $241,100.  In total, corporate general and administrative expenses accounted for 12.1% of total revenues in Q1 of 2010, compared to 20.6% in Q1 of 2009.

ECommerce general and administrative costs, which totaled $76,661 in Q1 of 2010, decreased by $3,559, or 4.6%, over Q1 of 2009 primarily due to a $19,300 decrease in merchant fees, offset by increases of $5,200 in internet traffic expenses, $3,200 in telephone charges, and $8,600 in travel, accommodation and entertainment costs.  These expenses represented 8.8% of eCommerce sales in Q1 of 2010 compared to 4.7% in Q1 of 2009.   Although the expenses increased as a percentage of eCommerce revenues quarter over quarter, the actual expenses have decreased primarily due to overall cost cutting measures.  The downward trend in these expenses is the culmination of our active efforts to curtail spending.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and management’s continued focus on growing the eCommerce business.

Management Fees and Employee Salaries

The following table details the breakdown of our management fees and employee salaries expense during each quarter since January 1, 2009.

Quarter Ended	Total Expense	Accrued Bonuses	Stock-Based Compensation	Normalized Expense

March 31, 2010	$698,351	$9,555	$323,802	$364,994
Fiscal Year-to-Date 2010 Totals	$698,351	$9,555	$323,802	$364,994

March 31, 2009 (as restated)	$1,193,595	$8,919	$610,342	$574,334
June 30, 2009	996,661	10,427	452,487	533,747
September 30, 2009	760,631	12,177	353,331	395,123
December 31, 2009	632,401	7,898	286,359	338,144
Fiscal Year 2009 Totals	$3,583,288	$39,421	$1,702,519	$1,841,348

Quarter over Quarter Analysis

In Q1 of 2010, we incurred total management fees and staff salaries of $698,351 compared to $1,193,595 in Q1 of 2009.  This amount includes stock based compensation of $323,802 in Q1 of 2010 and $610,342 in Q1 of 2009.  The management fees and staff salaries expense in these periods also include accrued amounts for special bonuses payable to one member of the management team of $9,555 in Q1 of 2010 and $8,919 in Q1 of 2009.  Excluding the amounts for bonuses and stock based compensation, normalized management fees and employee salaries expense in Q1 of 2010 was $364,994 compared to $574,334 in Q1 of 2009.  This decrease of $209,340, or 36.5%, over Q1 of 2009 was primarily due to the fact that we terminated several employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, has been consistently decreasing quarter over quarter in 2009.  These expenses represented 40.2% of total revenues in Q1 of 2010 versus 32.8% in Q1 of 2009, the increase due primarily to the decrease in revenues.  The decreasing trend to these expenses is a result of lay-offs and other active measures to cut costs.  Management expects that these measures will continue throughout 2010 and believes that the Company will maintain salaries expense at approximately 30% of total revenues.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that results in a successful sale.

Quarter Ended	Corporate	eCommerce	Total	As a % of
	Marketing	Marketing	Marketing	Total Sales

March 31, 2010	$84	$79,799	$79,883	8.8%
Fiscal Year-to-Date 2010 Totals	$84	$79,799	$79,883	8.8%

March 31, 2009 (as restated)	$3,771	$111,422	$115,193	6.6%
June 30, 2009	6,221	114,965	121,186	7.1%
September 30, 2009	4,044	107,678	111,722	7.3%**
December 31, 2009	-	246,266	246,266	10.3%**
Fiscal Year 2009 Totals	$14,036	$580,331	$594,367	8.0%**

**Excluding cricket.com sponsorship revenues

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q1 of 2010, we incurred total marketing expenses of $79,883, or 8.8% of total revenues, compared to $115,193, or 6.6% of total revenues in Q1 of 2009.

Included in this total were corporate marketing expenses of $84 in Q1 of 2010 compared to $3,771 in Q1 of 2009.  These amounts have remained consistently low throughout 2009.

ECommerce marketing expenses in Q1 of 2010 were $79,799, or 9.1% of eCommerce sales, compared to $111,422, or 6.5%, in Q1 of 2009.  These expenses have been semi-consistent since mid-2008 due to increased effective email marketing campaigns for Perfume.com, but also have been decreasing due to management’s attempts at cutting costs.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Other Expenses

During Q1 of 2009, we incurred various restructuring costs of $264,904 consisting of severance payments to our former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.  There were no such expenses during the rest of 2009, or in Q1 of 2010.

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

On March 31, 2009, the Company, GCV, the BCCI and the IPL amended the Memoranda of Understanding (“MOUs”) that had been entered into on April 16, 2008.  The Company and the BCCI jointly entered into a Termination Agreement, pursuant to which the BCCI Memorandum was terminated.  On the same date, the Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the combined $1 million owed to the BCCI and the IPL at December 31, 2008 was reduced to $500,000, consisting of $125,000 owed to the BCCI and $375,000 owed to the IPL.  We accounted for our economic obligations to the BCCI and IPL based on the schedule of payments included in the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV through the Novation Agreement.  During the first quarter of 2009, the Company also accrued the payment of $625,000 that was due to be paid to the BCCI on January 1, 2009.  As a result of the Novation Agreement, the consolidated financial statements for the year ended December 31, 2009 reflected a gain on settlement of GCV related payments of $750,000.

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

We also agreed to sell the cricket.com domain name, along with the associated website, content, copyrights, trademarks, etc., to Mauritius for consideration of four equal payments of $250,000 each.  In order to facilitate the transfer of the Cricket.com website, we agreed to provide Mauritius with support services for a period of 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services.  The cricket.com domain name is to remain the property of the Company until all payments have been made.  As of the date of filing this report, the first three instalments of $250,000 each have been received.  At December 31, 2009, collectability of the two instalments receivable in February and May 2010 was not reasonably assured, therefore we have only recognized the first two $250,000 instalments in 2009 in our calculation of the gain on sales-type lease of cricket.com as discussed below.  At March 31, 2010, collectability of the third instalment was assured, and therefore the gain on sales-type lease was reported during the quarter.

We accounted for these transactions under ASC 605-25, Multiple Element Arrangements.  Using this guidance, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services we are to provide to Mauritius during the Transition Period, are to be recognized over the Transition Period, or from September 2009 to February 2010.  As a result, the Company recognized four/sixths of the gain on settlement of the amounts owing under the Novation Agreement, four/sixths of the gain on sales-type lease of the first instalment received for cricket.com, and one/third of the gain on sales-type lease of the second instalment received for cricket.com during 2009.  The Company recognized the remaining two/sixths of the gain on settlement of the amounts owing under the Novation Agreement, two/sixths of the gain on sales-type lease of the first instalment received for cricket.com, and two/thirds of the gain on sales-type lease of the second instalment received for cricket.com during the first quarter of 2010.  The Company also recognized the third instalment in full as a gain on sales-type lease during the first quarter of 2010.  Refer to Note 6 in our interim consolidated financial statements attached.

These two agreements resulted in our full exit from the Cricket business once we provided the interim support services, which we completed on February 20, 2010, the end of the Transition Period.  Subsequent to this date, the Company and Mauritius verbally agreed to extend the services agreement on a month to month basis.

(e)	Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the Internet, "pay-per-click" advertising, and selling advertising on media rich websites with relevant content.  However, during 2008, 2009 and the period ended March 31, 2010, our revenues were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during those years, and we continue to explore opportunities to do so in 2010 as well.  We also sold or leased some of our domain name assets in order to better manage our liquidity and cash resources.

In November 2008, we also raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of our common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.

As at March 31, 2010, current liabilities were in excess of current assets resulting in a working capital deficiency of $938,772, compared to a working capital deficiency of $1,216,325 at the fiscal year ended December 31, 2009.  The Company’s working capital deficiency has been declining quarter over quarter, leading into a more positive outlook for the Company for the future.  During the three months ended March 31, 2010, we incurred net income of $74,345 and a decrease in cash of only $23,483 compared to a net loss of $916,408 and a decrease in cash of $1,259,932 over the three month period ended March 31, 2009.  From the beginning of the fiscal year to March 31, 2010, we decreased our accumulated deficit to $16,703,130 from $16,787,208 and have stockholders’ equity of $249,699 at the end of the first quarter of 2010.

Operating Activities

Operating activities in the three months ended March 31, 2010 resulted in cash outflows of $335,164 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $323,802, the decrease in accounts receivable of $412,815, the decrease in accounts payable and accrued liabilities of $197,987, and the gain from the sales and sales-type lease of domain names of $600,000.  In the three months ended March 31, 2009, cash outflows of $1,903,550 were primarily due to the loss of the period offset by stock-based compensation expensed during the period of $610,343, the decrease in accounts payable and accrued liabilities of $990,519, and the gain from the sales and sales-type lease of domain names of $617,933.

Investing Activities

Investing activities during the three months ended March 31, 2010 generated cash inflows of $311,681, primarily due to $373,423 in net proceeds received from the sale and sales-type lease of domain names.  During the three months ended March 31, 2009, we generated cash inflows of $643,618 primarily due to $671,553 in net proceeds received from the sale and sales-type lease of domain names.

Financing Activities

There was no effect to financing activities for the three months ended March 31, 2010 and 2009.

Future Operations

At quarter end, we had a working capital deficiency, and for over the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters, albeit smaller than in previous quarters, even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquiring of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-core domain name assets.

We are working toward increasing cash flows through cost cutting measures, renegotiating or terminating obligations and, when necessary, selling domain names, however there is no certainty that these actions will generate sufficient cash flows to support our activities in the future in view of changing market conditions. We are investing in a new strategy for perfume.com whereby we will pursue selling our products in the luxury market, instead of in the discount market. This strategy is predicated on creating a luxury site where perfume brands are sold at full MSRP.  This is very different from the previous strategy and from the majority of other perfume eCommerce websites.  The expectation is that by cooperating and working with the brands directly, perfume.com will be able to help launch and sell new releases as well as the most popular brands of perfume that are not usually available to discount eCommerce sites.  This is a new concept and there is risk that it will not work.  We do not know whether consumers will buy at full price online, nor do we know for sure that the brands will sell to us. At the moment, the business is not generating an operating profit and revenues will have to grow in order for it to do so.

During the 2010 fiscal year, we expect to continue to expend significant funds towards marketing costs, which we believe will translate into higher revenue growth.  There is no certainty that the profit margins we may generate going forward, even if we are also successful in raising working capital, will be sufficient to offset the anticipated marketing costs and other expenditures and may result in net cash outflow for the 2010 fiscal year.

The change in strategy for the Company’s perfume business was precipitated by the crowded field of on-line discount perfume eCommerce sites. The generic domain name, perfume.com, gives the Company a lower cost of customer acquisition than other non-generic names, but pricing pressure due to the nature of the discount shopper led management to conclude that an alternative strategy had to be sought.  Recent successes at other luxury websites would indicate that online shopping behavior is evolving.  Luxury and brand conscious consumers will pay full price for branded goods when the experience and the content on the website are consistent with a luxury “look and feel”.  Further, luxury brand manufacturers have very large marketing budgets, most of which is currently spent offline.  If, as in some other luxury product areas, the brand manufacturers can be convinced to partner on joint online campaigns, the co-marketing resources would be significant.  As a result of this shift in strategy, the experience and content provided on perfume.com is very different now compared to the site early last year, and it also differs from most other online perfume e-tailers. While we have transitioned the website away from the discount market, we plan to build a new site that incorporates the current experience and content and adds functionality that we believe will be more attractive to luxury and brand conscious consumers. The “look and feel” of the site refers to the quality of the photographs, the style of writing, the creative look of the site and the other functionality that you would not see on a discount site.  Management believes that fragrance is an ideal product to market in this way.  Since making this transition, revenue and margins are currently meeting expectations.  Management is optimistic that revenues will begin to grow again but at significantly higher gross margins than in the past.  Our present revenues represent a small portion of the total fragrance industry and of the perfume eCommerce market. There is also a chance, however, that the strategy will not yield the results that management is anticipating.  Should the results not meet expectations, the site can revert to a discount site on very short notice and discount sales can be rebuilt using tools, strategies and experience that management has from the website’s historical use as a discount site.

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We have sold selected domain names in order to address short term liquidity needs.  Ten domain names were sold or leased in 2009 for over $3.2 million, in addition to the agreements that were reached with Mauritius relating to cricket.com.  We believe that these strategic sales of domain names will provide us with the required cash to meet our working capital needs and provide for general operating capital over the next 12 months.  We also anticipate that we may enter into future sales of domain names if the selling price exceeds management’s reasonable expectation of the value that could be realized from building out the domain website, and if we require further additions to our working capital.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur or that such sales, if they do occur, will provide us with enough money to meet our operating expenses.

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

We expect to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on March 29, 2010.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do have off-balance sheet commitments as disclosed in the notes to the interim consolidated financial statements, included in Item 1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

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

Principles of consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiary Delaware, our wholly-owned subsidiary LCM Cricket Ventures, our 98.2% (December 31, 2009 – 98.2%) interest in our subsidiary DHI, DHI’s wholly owned subsidiaries Importers and 612793, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Gains are recognized when the sale agreement is signed and the collectability of the proceeds is reasonably assured.  In 2009, there were ten sales of domain names, not including Cricket.com.  Collectability of the amounts owing on these sales are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  Collectability of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In 2009, there was one sales-type lease of a domain name where collectability of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  The contract for the sales-type lease was breached in Q2 of 2009 however there was no effect to the 2009 financial statements.  See also Note 12 to our consolidated financial statements.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at March 31, 2010 is recorded at cost of $28,179 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

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

Intangible Assets

We adopted the provision of ASC 350, Intangibles - Goodwill and Other, which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value.

Our intangible assets, which consist of our portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at March 31, 2010.

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

At March 31, 2010 there are no indications that a decline in value to the remaining goodwill may have occurred, therefore no further testing was required and an impairment charge was not required.

(g)	Recent Accounting Pronouncements

See Item 1 of Part 1, “Financial Statements – Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements” and “Financial Statements – Note 3 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements”.

(h)	Subsequent Events

In April, 2010, the Company changed the name of Communicate.com Delaware Inc. to Perfume.com Inc.

Subsequent to quarter end, the Company entered into an agreement to lease one of its domain names to an unrelated third party for $165,000 less $15,000 in commission.  The terms of the agreement provided for the receipt of the net amount of $150,000 to be paid in equal instalments due April 15, 2010, May 15, 2010 and June 15, 2010.  The Company will lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following:

Due to the small size of our accounting department, our internal control policies and procedures are not documented in a formalized manner.  This deficiency was brought to our attention by an independent consultant that we retained to assist us with strengthening our controls and procedures and our internal controls over financial reporting.  Written documentation of our policies and procedures is required for our disclosure controls and procedures to be effective.

Management is in the process of preparing formal documentation of our control policies and procedures in an attempt to remediate this deficiency.

Changes in Internal Controls

During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During Q1 of 2010, we did not issue any unregistered equity securities.

Item 3: Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of ours.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4: Removed and Reserved.

Item 5: Other Information.

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6: Exhibits.

(A)   Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Text of Amendment to the Bylaws (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer *

32.1	Section 906 Certificate of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *

* Filed herewith.

(1)	Previously filed as Exhibit 2(a) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as Exhibit 2(b) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

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

LIVE CURRENT MEDIA INC.

Dated: May 14, 2010	By: /s/ C. Geoffrey Hampson

Name: C. Geoffrey Hampson
Title: Chief Executive Officer

Dated: May 14, 2010	By: /s/ C. Geoffrey Hampson

Name: C. Geoffrey Hampson
Title: Chief Financial Officer