Form 10-Q
period 2010-06-30
Live Current Media Inc.
filed 2010-08-16
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-29929

LIVE CURRENT MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0346310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

780 Beatty Street, Suite 307, Vancouver, British Columbia, V6B 2M1 Canada

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
☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	30,392,316 shares outstanding
$.001 Par Value	as of August 12, 2010

 LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Unaudited Financial Statements

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009
Consolidated Statements of Operations for the periods ended June 30, 2010 and June 30, 2009
Consolidated Statement of Stockholders’ Equity for the periods ended June 30, 2010 and December 31, 2009
Consolidated Statements of Cash Flows for the periods ended June 30, 2010 and June 30, 2009
Notes to the Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certifications

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	June 30, 2010	December 31, 2009
ASSETS
Current
Cash and cash equivalents	$512,584	$413,700
Accounts receivable (net of allowance for doubtful accounts of $Nil)	31,185	600,390
Prepaid expenses and deposits	236,553	148,697
Inventory	10,391	28,714
Current portion of receivable from sales-type lease (Note 11)	-	23,423
Total current assets	790,713	1,214,924

Property & equipment (Note 7)	192,159	231,327
Website development costs (Note 8)	142,416	217,883
Intangible assets	766,188	963,133
Goodwill (Notes 4 and 6)	66,692	66,692
Total Assets	$1,958,168	$2,693,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$961,130	$1,161,241
Deferred gains of amounts regarding Global Cricket Venture (Note 5)	-	500,000
Severance payable	113,403	-
Bonuses payable	75,451	158,466
Due to shareholders of Auctomatic (Note 6)	40,841	118,664
Convertible notes to shareholders of Auctomatic (Note 6)	289,450	429,500
Current portion of notes to shareholders of Auctomatic (Note 6)	51,475	-
Deferred revenue	22,241	43,240
Current portion of deferred lease inducements (Note 9)	20,138	20,138
Other current liabilities	17,021	-
Total current liabilities	1,591,150	2,431,249

Deferred income tax (Note 13)	99,604	125,207
Deferred lease inducements (Note 9)	25,172	35,241
Warrants (Note 10e)	43,397	250,710
Long-term portion of notes to shareholders of Auctomatic (Note 6)	75,255	-
Other long-term liabilities	17,022	-
Total Liabilities	1,851,600	2,842,407

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 10)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
24,442,316 common shares (December 31, 2009 - 24,026,180)	15,751	15,335
Additional paid-in capital	17,161,617	16,595,072
Accumulated deficit	(17,087,325)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	90,043	(176,801)
Non-controlling interest	16,525	28,353
Total Stockholders' Equity (Deficit)	106,568	(148,448)
Total Liabilities and Stockholders' Equity	$1,958,168	$2,693,959

Commitments and Contingency (Notes 15 and 16)
Subsequent Events (Note 18)

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
SALES
Health and beauty eCommerce	$675,432	$1,663,182	$1,549,391	$3,383,349
Domain name advertising	5,537	22,917	22,734	47,370
Miscellaneous and other income	15,407	18,806	32,485	26,568
Total Sales	696,376	1,704,905	1,604,610	3,457,287

COSTS OF SALES
Health and beauty eCommerce	401,191	1,315,747	1,032,037	2,702,366
Total Costs of Sales (excluding depreciation and amortization as shown below)	401,191	1,315,747	1,032,037	2,702,366

GROSS PROFIT	295,185	389,158	572,573	754,921

OPERATING EXPENSES
Amortization and depreciation	14,546	98,246	30,916	196,412
Amortization of website development costs (Note 8)	26,125	33,507	52,249	66,069
Corporate general and administrative	280,523	176,532	390,405	537,655
ECommerce general and administrative	62,904	73,668	139,565	153,888
Management fees and employee salaries	513,387	996,661	1,211,738	2,190,256
Corporate marketing	29	6,221	114	9,993
ECommerce marketing	109,163	114,965	188,962	226,387
Other expenses (Note 12)	144,240	-	144,240	264,904
Total Operating Expenses	1,150,917	1,499,800	2,158,189	3,645,564

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture (Note 5)	-	-	250,000	250,000
Gain from sales and sales-type lease of domain names (Note 11)	419,838	326,934	1,019,838	944,867
Accretion interest expense (Note 6)	-	(23,300)	-	(63,300)
Interest expense	(10,164)	(4,528)	(20,758)	(4,528)
Interest and investment income	1	665	298	1,555
Impairment of Auction Software (Note 7)	-	(590,973)	-	(590,973)
Foreign exchange gain (loss)	44,879	(26,068)	9,404	8,701
Gain on disposal of property and equipment	(10,714)	-	(10,714)	-
Total Non-Operating Income (Expenses)	443,840	(317,270)	1,248,068	546,322

NET LOSS BEFORE TAXES	(411,892)	(1,427,912)	(337,548)	(2,344,321)

Deferred tax recovery (Note 13)	25,603	12,482	25,603	12,482

CONSOLIDATED NET LOSS	(386,289)	(1,415,430)	(311,945)	(2,331,839)

ADD: LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	2,095	8,007	11,828	10,952

NET LOSS AND COMPREHENSIVE LOSS FOR THE
PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(384,194)	$(1,407,423)	$(300,117)	$(2,320,887)

LOSS PER SHARE - BASIC AND DILUTED
Basic Net Loss attributable to Live Current Media Inc. common stockholders	$(0.02)	$(0.06)	$(0.01)	$(0.10)
Weighted Average Number of Common Shares Outstanding - Basic	24,031,880	23,109,035	24,031,880	23,109,035

Diluted Net Loss attributable to Live Current Media Inc. common stockholders	$(0.02)	$(0.06)	$(0.01)	$(0.10)
Weighted Average Number of Common Shares Outstanding - Diluted	24,031,880	23,109,035	24,031,880	23,109,035

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Number of Shares	Amount
Balance, December 31, 2008	23,546,370	$14,855	$14,757,932	$(12,777,195)	$1,995,592	$-	$1,995,592
Stock-based compensation (Note 10d)	-	-	1,702,519	-	1,702,519	-	1,702,519
Issuance of 15,000 common shares to investor
relations firm (Note 10b)	15,000	15	5,685	-	5,700	-	5,700
Extinguishment of accounts payable (Note 10b)	372,898	373	129,028	-	129,401	-	129,401
Issuance of 91,912 common shares per the merger
agreement with Auctomatic (Note 6)	91,912	92	(92)	-	-	-	-
Net loss and comprehensive loss	-	-	-	(4,010,013)	(4,010,013)	28,353	(3,981,660)
Balance, December 31, 2009	24,026,180	15,335	16,595,072	(16,787,208)	(176,801)	28,353	(148,448)
Issuance of 416,136 common shares to an officer (Note 10b)	416,136	416	41,655	-	42,071	-	42,071
Stock-based compensation (Note 10d)	-	-	524,890	-	524,890	-	524,890
Net loss and comprehensive loss	-	-	-	(300,117)	(300,117)	(11,828)	(311,945)
Balance, June 30, 2010	24,442,316	$15,751	$17,161,617	$(17,087,325)	$90,043	$16,525	$106,568

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net loss for the period	$(311,945)	$(2,331,839)
Non-cash items included in net income (loss):
Deferred tax recovery (Note 13)	(25,603)	(12,482)
Gain on settlement of amounts due to Global Cricket Venture (Note 5)	(250,000)	(250,000)
Impairment of Auction Software (Note 7)	-	590,973
Loss on disposal of property and equipment	10,714	-
Gain from sales and sales-type lease of domain names	(1,019,838)	(944,867)
Accretion interest expense	-	63,300
Interest expense	20,758	4,528
Stock-based compensation	524,890	1,062,830
Revaluation of warrants	(207,313)	51,475
Issuance of common stock for services (Note 10b)	-	5,700
Amortization and depreciation	73,096	252,412
Change in operating assets and liabilities:
Accounts receivable	569,205	31,357
Prepaid expenses and deposits	(87,856)	(37,501)
Inventory	18,323	31,490
Accounts payable and accrued liabilities	(200,111)	(785,086)
Severance payable	113,403	-
Bonuses payable	(40,944)	(216,304)
Deferred revenue	(20,999)	(45,716)
Other current and long-term liabilities	34,043	-
Cash flows used in operating activities	(800,177)	(2,529,730)

INVESTING ACTIVITIES
Proceeds from sale of domain names	-	798,130
Commissions on sale of domain names	-	(80,000)
Proceeds from sales-type lease of domain names	1,048,423	378,423
Commissions on sales-type lease of domain names	(35,000)	-
Cash consideration for Auctomatic (Note 6)	(111,901)	(53,099)
Purchases of property & equipment	(7,699)	(4,301)
Proceeds on disposals of property & equipment	5,238	-
Website development costs (Note 8)	-	(35,477)
Cash flows from investing activities	899,061	1,003,676

Net increase (decrease) in cash and cash equivalents	98,884	(1,526,054)

Cash and cash equivalents, beginning of period	413,700	1,832,520
Cash and cash equivalents, end of period	$512,584	$306,466

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest	$21,516	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Cancellation of convertible notes (Note 6)	$138,494	$-
Value of shares issued to officer for bonus payable (Note 15)	$42,071	$-

See accompanying notes to consolidated financial statements

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

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

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names.  DHI’s current business strategy is to develop, or to seek partners to develop, its domain names to include content, commerce and community applications.  During 2009 and the first quarter of 2010, DHI has been actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.  DHI develops content and sells advertising services on other domains held for future development.  Before August 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  On August 25, 2009, the Company sold the domain name and assigned to an unrelated third party all of the rights, title, and interest in and to the original Memorandum of Understanding (“MOU”) with the Indian Premier League (“IPL”).  Refer to Note 5.

DHI owned 100% of Acadia Management Corp. (“Acadia”), and a dormant company, 612793 B.C. Ltd. (“612793”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and removed from the registrar of companies of British Columbia on January 21, 2009.  612793 was removed from the registrar of companies of British Columbia on April 13, 2009.  DHI also owned 100% of 0778229 B.C. Ltd. (“Importers”).  Importers’ assets and liabilities were assigned to DHI in July 2010, and that company was dissolved and removed from the registrar of companies of British Columbia on July 26, 2010.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc. (“Delaware”).  This subsidiary was incorporated in relation to the Auctomatic transaction.  Refer to Note 6.  In April, 2010, the Company changed the name of Communicate.com Delaware Inc. to Perfume.com Inc.

On August 8, 2008, the Company also formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  This company held 50.05% of Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”) until the disposal of its GCV shares effective December 8, 2009.

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
For the six months ended June 30, 2010

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $386,289 for the three months ended and $311,945 for the six months ended June 30, 2010 respectively ($1,415,430 and $2,331,839 for the three months and six months ended June 30, 2009 respectively).  The Company realized a negative cash flow from operating activities of $800,177 for the six months ended June 30, 2010 ($2,529,730 for the six months ended June 30, 2009).  At June 30, 2010 there is an accumulated deficit of $17,087,325 (December 31, 2009 - $16,787,208) and a working capital deficiency of $800,437 (December 31, 2009 - $1,216,325).

The Company's ability to continue as a going-concern is in substantial doubt as it is dependent on the continued financial support from its investors, the ability of the Company to obtain financing (whether through debt or equity), the ability of the Company to use its common stock to pay for liabilities as it has in certain instances in the past, and the attainment of profitable operations.   The outcome of these matters is dependent on factors outside of the Company’s control and cannot be predicted at this time.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Delaware, its wholly-owned subsidiary LCM Cricket Ventures, its 98.2% interest in its subsidiary DHI, DHI’s wholly owned subsidiaries Importers, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture (“GCV”).  All intercompany balances and transactions are eliminated on consolidation.

Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of intangible assets, fair value measurements, related party transactions, stock based compensation, and determination and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from these estimates.

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

Loss per share
Basic loss per share is computed by dividing losses for the period by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive.  The other potential common stock includes 1,640,000 options and 3,254,688 warrants as disclosed in Note 10.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Revenues have been recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectability of the proceeds is reasonably assured.  In the six months ended June 30, 2010, there were no outright sales of domain names.  In the year ended December 31, 2009, there were eight sales of domain names.  Collectability of the amounts owing on these sales is reasonably assured and therefore accounted for as sales in the period the transactions occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the quarter ended June 30, 2010, there was a sales-type lease for one domain name which was entered into during the quarter, and which was recorded in full as all instalment payments were all received during the quarter.  In the year ended December 31, 2009, there were sales-type leases for three domain names where collectability of future payments owing on sale were not reasonably assured.  All of the instalments for these domain names were received by June 30, 2010 and the gains on these sales were recorded in full by that date.   See also Note 11.

Cash and cash equivalents
The Company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of amounts receivable on goods and services taxes (GST) receivable and advertising revenues receivable.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at June 30, 2010 or the 2009 year end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at June 30, 2010 is recorded at cost of $10,391 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2010.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill (continued)
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

In accordance with ASC 350-20 and the Company’s policy to assess the carrying value of goodwill annually as noted above, the Company performed this assessment at the December 31, 2009 fiscal year end.  At that date, the Company determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired have ended, the Company has determined that an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic was required.  See also Note 6.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See Note 4.

Deferred Revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred Lease Inducements
Lease inducements, including rent free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Advertising Costs
The Company recognizes advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of individual agreements, and are generally either a commission for traffic driven to the Website that generates a sale, or a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $109,192 for the three months and $189,076 for the six months ended June 30, 2010, respectively ($121,186 for the three months and $236,380 for the six months ended June 30, 2009 respectively) is included in “Corporate Marketing” and “eCommerce Marketing” on the Company’s consolidated statements of operations.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes
On January 1, 2007, the Company adopted the following new accounting policy related to income tax.  The Company began accounting for income tax under the provisions of ASC 740-10.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003 to 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009, as well as the six months ended June 30, 2010.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-13
In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Accounting Standards Update (“ASU”) 2010-06
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 during the March 2010 quarter, and its adoption did not have a material impact on the Company’s financial position or results of operations.

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

Fair values of Financial Instruments
As described in Note 2, the Company adopted all provisions of ASC 820 as of January 1, 2009.  ASC 820 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities;

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 3 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments (continued)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at June 30, 2010 is:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)

$ 43,397	-	$ 43,397	-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bonuses payable, amounts due to shareholders of Auctomatic, convertible notes due to shareholders of Auctomatic, notes due to shareholders of Auctomatic, and warrants.  The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

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

The 2009 income of DHI has resulted in a balance of $28,353 in Non-Controlling Interest (“NCI”) at December 31, 2009.  DHI’s loss for the first two quarters of 2010 has resulted in a balance of $16,525 in NCI at June 30, 2010.

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

In 2009 up to the date of transfer of the original MOU on August 20, 2009 as disclosed below, the Company incurred $452,307 in expenses in furtherance of this plan which were included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 5 – GLOBAL CRICKET VENTURE (continued)

The Company also agreed to sell the domain name cricket.com, along with the associated website, content, copyrights, trademarks, and related assets, to Mauritius, for consideration of four equal payments of $250,000.  All of these instalments were received by June 30, 2010.  The cricket.com domain name remained the property of the Company until all payments were made. In order to facilitate the transfer of the cricket.com website, the Company agreed to provide Mauritius with support services (including the services of Mark Melville) for six months (the “Transition Period”). In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services. The Transition Period ended February 20, 2010. Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and to continue paying Mr. Melville’s salary on a month to month basis until April 1, 2010.

The Company has accounted for this transaction under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services to be provided by the Company to Mauritius during the Transition Period, are to be recognized over the six month Transition Period, or from September 2009 to February 2010.  At the year end, the Company recorded the first and second $250,000 instalments in its analysis under ASC 605-25.  As a result, during the year ended December 31, 2009, the Company recognized four months’ gain on settlement of the amounts owing under the Novation Agreement.  During the quarter ended March 31, 2010, the Company recognized the remaining two month’s gain on settlement as summarized below.  There was no effect to the three months ended June 30, 2010.

Settlement of amounts due regarding Global Cricket Venture	$750,000
Less: 2009 Recognized gain on settlement	(500,000)
		$250,000
2009 Gain on sales-type lease of cricket.com	500,000
Less: 2009 Recognized gain on sales-type lease of cricket.com	(250,000)
		250,000
Deferred gains of amounts regarding Global Cricket Venture at December 31, 2009		$500,000
Less: 2010 Recognized gain on sales-type lease of cricket.com		(500,000)

Deferred gains of amounts regarding Global Cricket Venture at
March 31, 2010 and June 30, 2010		$0

During the year ended December 31, 2009, the Company recognized four months’ gain on the first instalment and one month’s gain on the second instalment received for the sales-type lease of cricket.com.  During the first quarter of 2010, the Company reported the remaining two months’ gain on the first instalment and the remaining two months’ gain on the second instalment.  During this period, the Company also reported the third instalment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.  Since the collectability of the remaining instalment is not reasonably assured, it had not been reflected in the consolidated financial statements at the end of the first quarter of 2010.  This remaining instalment was received during the quarter ended June 30, 2010.  Therefore, the cricket.com domain name has been transferred to the buyer and has been disposed of in the consolidated financial statements at June 30, 2010.  The consolidated financial statements for the six month period ended June 30, 2010 include a gain on disposal of cricket.com of $700,623.  The consolidated financial statements for the year ended December 31, 2009 included a gain on disposal of cricket.com of $250,000.

NOTE 6 – MERGER AGREEMENT

On March 25, 2008, the Company through its wholly owned subsidiary, Delaware, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc., a Delaware corporation (“Auctomatic”).  The Merger Agreement was consummated on May 22, 2008 (the “Closing Date”).  The consideration was paid as follows: (i) 340,001 shares of the Company’s common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and were to be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversaries of the Closing Date. The remaining $800,000 of the total cash consideration was to be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock were to be distributed pro rata among the Auctomatic Stockholders.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 6 – MERGER AGREEMENT (continued)

The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders was subject to their continuing employment with the Company on each Distribution Date.  As these shares were contingent on future employment, they were considered contingent consideration and were accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the anniversary dates was no longer payable.  During the second quarter of 2009, 91,912 of the remaining 275,736 shares were issued to the two founders who remained with the Company.  The Company negotiated a termination of the employment of these two founders in August 2009.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 10(d).

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

In August 2009, the Company issued convertible notes to twelve of the eighteen Auctomatic shareholders (the “Convertible Note Holders”) covering $424,934 of the total $800,000.  These convertible notes were interest bearing at 10% per annum, with such interest accruing as of May 22, 2009 and payable quarterly in arrears.  The convertible notes matured on May 22, 2010.  The interest payments payable quarterly were paid, however no payments of principal on these convertible notes have been made.

On May 26, 2010, the Company completed an offer to the twelve Convertible Note Holders.  Seven of the Convertible Note Holders accepted the offer (the “New Note Holders”).  The New Note Holders agreed to the cancellation of their convertible notes, which represented a total principal amount of $138,494, and accepted new promissory notes (the “May 2010 Notes”) in place of their convertible notes.  The May 2010 Notes require the Company to make payments of principal plus 8% interest over a period of three years.  The payments of principal and interest will be made in 12 equal instalments on a quarterly basis, beginning on June 1, 2010.  Any unpaid principal and accrued interest must be paid on the maturity date, which is May 22, 2013.  The principal amount may be prepaid by the Company, in whole or in part, at any time or from time to time, without premium or penalty due. There is no convertible feature to these notes.  The remaining five Convertible Note Holders did not accept the offer of new notes.  The Company has continued to accrue interest at 10% per annum per the terms of the convertible notes.  The breakdown of the amounts due to the Convertible Note Holders and the New Note Holders at June 30, 2010 is as follows:

Convertible Notes to Shareholders of Auctomatic

Convertible notes issued August 21, 2009	$424,934
Interest accrued May 22, 2009 – December 31, 2009	25,845
Interest paid up to December 31, 2009	(21,279)
Balance, December 31, 2009	429,500
Interest accrued January 1 – March 31, 2010	10,594
Interest paid up to March 31, 2010	(10,594)
Balance, March 31, 2010	429,500
Interest accrued April 1 – June 30, 2010	9,036
Interest paid up to June 30, 2010	(10,592)
Convertible notes cancelled May 26, 2010	(138,494)
Balance, June 30, 2010	$289,450

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 6 – MERGER AGREEMENT (continued)

Notes to Shareholders of Auctomatic

Notes issued May 26, 2010	$138,494
Interest accrued May 26, 2009 – June 30, 2010	1,104
Principal payments made up to June 30, 2010	(12,565)
Interest paid up to June 30, 2010	(303)
Balance, June 30, 2010	$126,730

Consists of:
Current portion	$51,475
Long-term portion	75,255
$126,730

Due to Shareholders of Auctomatic

Also in August 2009, as noted above, the Company reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  Under their separation agreements, the Company paid the amounts owed to them under the Merger Agreement at a 10% discount to face value as discussed below.  The Company also recorded $60,000 of severance costs in Q3 of 2009 due to them under their employment agreements.  The severance costs were reimbursed pursuant to the Cricket agreements as discussed in Note 5.  In consideration of these payments, these individuals have each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the Merger Agreement.

The amounts owing to the two founders of Auctomatic pursuant to the Merger Agreement totalled $334,224 prior to their separation agreement.  These amounts were discounted at 10% to face value in August 2009 and a gain on restructure of the Auctomatic payable of $29,201 was recorded in the statements of operations during the third quarter of 2009.  Payments of $75,200 were made against the amounts owing to the founders upon execution of the separation agreements.  The agreements provided for the balance of the payments to be made on October 1, 2009, with simple interest accruing on unpaid amounts after October 1, 2009 at 10% per annum.  Amounts owing to the other four of the eighteen shareholders of Auctomatic who did not take part in the convertible note offering total $40,841 as detailed below.

Amounts payable to Auctomatic founders	$334,224
Amounts paid to Auctomatic founders	(227,200)
Amounts payable to other Auctomatic shareholders	40,841
Gain on restructure of Auctomatic payable	(29,201)
Balance, December 31, 2009	118,664
Amounts paid to Auctomatic founders	(77,823)
Balance, June 30, 2010	$40,841

At December 31, 2009, the Company recognized an impairment charge of the goodwill acquired pursuant to the merger of $2,539,348 as noted above.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 7 – PROPERTY & EQUIPMENT

June 30, 2010	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$169,247	$68,996	$100,251
Computer Equipment	60,244	26,717	33,527
Leasehold Improvements	143,981	85,600	58,381
	$373,472	$181,313	$192,159

December 31, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$57,956	$109,508
Computer Equipment	119,737	69,167	50,570
Computer Software	27,276	27,276	-
Leasehold Improvements	142,498	71,249	71,249
	$456,975	$225,648	$231,327

At June 30, 2010, all assets related to the sale of cricket.com which was completed in the quarter were disposed of at net book value.  The computer software that existed at December 31, 2009 related to cricket.com.  As a result, during the second quarter of 2010, the Company recorded the disposal of the computer software, which resulted in no gain or loss on disposal.

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

	June 30, 2010	December 31, 2009
Website Development Costs	$313,493	$359,929
Less: Accumulated Amortization	(171,077)	(142,046)
	$142,416	$217,883

The Company did not capitalize any website development costs in the six months ended June 30, 2010 (year ended December 31, 2009 - $47,804) and recorded $52,249 in accumulated amortization during the six months ended June 30, 2010 (year ended December 31, 2009 - $123,395).  The Company expensed website development costs of $46,436 and corresponding accumulated amortization of $23,218 related to a domain name that was sold during the period.

NOTE 9 – DEFERRED LEASE INDUCEMENTS

	June 30, 2010	December 31, 2009
Deferred Lease Inducements	$45,310	$55,379
Less: Current Portion	(20,138)	(20,138)
	$25,172	$35,241

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 10 – COMMON STOCK

a)  Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

b)  Issued

At June 30, 2010, there were 24,442,316 (December 31, 2009 – 24,026,180) shares issued and outstanding.

2010

On June 25, 2010, the Company issued 416,136 shares of its common stock with a value of $42,071 to one of its officers, pursuant to a Settlement Agreement and Release as disclosed in Note 17.

2009

On January 2, 2009, the Company issued 15,000 shares of its common stock with a value of $5,700 to the investor relations firm that was engaged to provide investor relations services to the Company.  This was the Company’s final share issuance to this investor relations firm.  The agreement has since been terminated.

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

On June 19, 2009, the Company issued 45,956 shares of its common stock to each of the two remaining Auctomatic founders for a total of 91,912 shares pursuant to the Merger Agreement as discussed in Note 6.

c)  Reserved

Auctomatic

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal instalments on the three anniversary dates of the consummation of the merger, contingent on the continued employment of the founders with the Company pursuant to the terms of the Merger Agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer payable.    In the second quarter of 2009, the Company issued 91,912 shares to the remaining two Auctomatic founders pursuant to the Merger Agreement as noted above.

In August 2009, the Company reached an agreement with the remaining two founders of Auctomatic to terminate their employment.  The shares of common stock contingent on their continued employment with the Company were forgone pursuant to separation agreements signed with the two individuals.  Therefore, at December 31, 2009, there are no further reserved shares for future issuance and distribution to the Auctomatic founders. See also Note 6 and Note 10(d).

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 10 – COMMON STOCK (continued)

c)  Reserved (continued)

Former President

Effective January 31, 2009, Jonathan Ehrlich, the Company’s former President and Chief Operating Officer resigned.  Pursuant to his separation agreement, the Company was required to pay an accrued special bonus in the amount of CDN$250,000 less any statutory deductions.  This amount was included in accounts payable and accrued liabilities at that time.  The net payment of this bonus was to be converted to equity and paid as restricted shares of the Company’s common stock.

On November 13, 2009 the Company entered into a second amendment to the separation agreement noted above.  Pursuant to the second amendment, the severance allowance remaining to be paid and all additional benefits owed to the Company’s former President and Chief Operating Officer as of November 16, 2009 in the gross amount of $109,375 were to be paid in a lump sum payment less all applicable withholdings, rather than over a period of 10 remaining months.  Furthermore, he waived the CDN$250,000 in net monthly equity payments that the Company was obligated to pay him under the initial separation agreement, and accepted $20,000 cash, less all applicable withholdings, in lieu thereof.

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

	2010	2009
Dividend yield	*	0%
Expected volatility	*	97.02%-124.52%
Risk free interest rate	*	1.29%-1.70%
Expected lives	*	3.375 years

* no options granted to date in 2010

(i)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date. As a result, all grants issued prior to March 25, 2009 now have an exercise price of $0.65. The stock option grants included in the repricing initially had exercise prices between $0.65 and $3.30. The incremental value of $213,895 relating to the fair values at the date of the reduction in price has been expensed in the first quarter of 2009.

(ii)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  In 2009, 100,000 options were forfeited and to date in 2010, 5,000 options were forfeited.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 10 – COMMON STOCK (continued)

d)   Stock Options (continued)

(v)
On September 1, 2009, the Company granted to two of its full-time corporate directors a total of 75,000 stock options at an exercise price of $0.22 per share.  These options have a fair value of $0.16 per option granted.  To date in 2010, 25,000 options were forfeited.

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

The fair value of these options at June 30, 2010 of $4,664,505 (year ended December 31, 2009 - $5,013,896) is recognized on a straight-line basis over a vesting term of 3.375 years and an expense has been recognized in the six months ended June 30, 2010 of $524,890 (year ended December 31, 2009 - $1,596,847) and included in management fees and employee salaries expense.

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in equal instalments on the three subsequent anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement.  As these shares were contingent on future employment, they were considered contingent consideration and are required to be accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, 137,868 of these shares were forfeited.  During the second quarter of 2009, 91,912 of these shares were issued out of treasury.  During the third quarter of 2009, the remaining 183,824 shares were forfeited.  See also Note 6 and Note 10(c).  Before August 2009, the shares were valued using the Black Scholes option pricing model at the date of grant using a 3 year term and a 33% forfeiture rate.  Beginning in August 2009, the shares were valued using a 100% forfeiture rate as all of the founders had forfeited their shares.

The fair value of these shares at the time of forfeiture, July 31, 2009, of $1,077,773 was recognized on a straight-line basis over a vesting term of 3 years at date of grant and accordingly, an expense was recognized in the year ended December 31, 2009 of $105,672 and included in management fees and employee salaries expense.  In August 2009, the forfeiture rate changed to 100% and therefore at December 31, 2009 the fair value was $0.  As a result, there has been no related expense in 2010.

A summary of the option activity under the 2007 Plan during 2009 and 2010 to date is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2009	2,845,000	0.63	1.38
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(1,205,000)	0.64	1.29
Options outstanding, June 30, 2010	1,640,000	0.63	1.44

Options vested at June 30, 2010	1,379,168	0.65	1.51

Aggregate Intrinsic Value	$0
Weighted average remaining life	2.28 Years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 10 – COMMON STOCK (continued)

e)   Common Stock Purchase Warrants

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash.  The warrants expired June 10, 2009.

On May 1, 2008, the Company issued 50,000 common stock share purchase warrants with an exercise price of $2.33 to its investor relations firm in connection with a services agreement.  The Company valued these warrants using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per warrant granted, and a total fair value of $45,500.  The warrants expired on May 1, 2010.

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at June 30, 2010 was $43,397 (December 31, 2009 - $250,710).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under ASC 815-40-25, and their fair value upon issue of $157,895 was recorded as a liability.  Any future changes to the fair value of the warrants will be adjusted to the statement of operations in the period in which the change in fair value occurs.  During the year ended December 31, 2009, the increase to the fair value of the warrants was $92,815 which was charged against corporate general and administrative expenses during the year.  During the period ended June 30, 2010, the decrease to the fair value of the warrants was $207,313 which was charged to corporate general and administrative expenses during the period.

As of June 30, 2010, 3,254,688 warrants (December 31, 2009 - 3,304,688 warrants) to purchase the Company’s common stock remain outstanding as follows:

		Weighted
Warrants	Outstanding	Average	Date of
		Exercise Price	Expiry
		$
Warrants outstanding, December 31, 2007	1,000,000	1.25	June 10, 2009
Granted May 1, 2008	50,000	2.33	May 1, 2010
Granted November 19, 2008	1,627,344	0.78	November 19, 2010
Granted November 19, 2008	1,627,344	0.91	November 19, 2011
Warrants outstanding and exercisable December 31, 2008	4,304,688	0.96
Granted	-	-
Cancelled or expired	(1,000,000)	1.25
Warrants outstanding and exercisable December 31, 2009	3,304,688	0.89
Granted	-	-
Cancelled or expired	(50,000)	2.33
Warrants outstanding and exercisable June 30, 2010	3,254,688	0.84

Weighted average remaining life	0.89 Years

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 11 – DOMAIN NAME LEASES AND SALES

2010

On April 6, 2010, the Company entered into an agreement to lease one of its domain names to an unrelated third party for $165,000 less $15,000 in commission.  The terms of the agreement provided for the receipt of the net amount of $150,000 to be paid in equal instalments due April 15, 2010, May 15, 2010 and June 15, 2010.  The Company leased the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name were transferred to the purchaser when full payment was received at the end of the lease term.  All instalments were received and the Company transferred the domain name during the quarter ended June 30, 2010.

2009

In December 2009, the Company sold two domain names for $152,700 net of commission and the purchase prices were paid in full upon the execution of the agreement.  The resulting $122,327 in net gain was reported in the fourth quarter of 2009.

In December 2009 (the “Effective Date”), the Company entered into an agreement to lease two domain names to an unrelated third party for $400,000 less 10% commission.  The terms of the agreement provided for the receipt of this amount in irregular lease payments to be received by May 2010.  The first payment of $40,000 less half of the commission was due upon execution of the agreement, and three instalments of $120,000 each (less commission) are due on March 31, 2010, April 30, 2010, and May 31, 2010.  The Company will lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name will be transferred to the purchaser only when full payment is received at the end of the lease term.  If the purchaser defaults on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectability of the funds in the future, only the first payment received was recorded as a gain on sale of a domain name during the fourth quarter of 2009.  The second payment due on March 31, 2010 was collectible and therefore recorded as a gain on sale of a domain name during the first quarter of 2010.  The third and final payments were received during the second quarter of 2010 and therefore recorded as a gain in full during the period.

In August 2009, the Company sold the domain name www.cricket.com.  Due to the uncertainty regarding the collectability of the funds receivable under the sale agreement in the future, the Company recognized the first instalment of $250,000 received during the third quarter of 2009 and recognized the second instalment of $250,000 during the fourth quarter of 2009.  This second instalment was not received by year end, however collectability of the funds was reasonably assured and therefore reported in the calculation of the gain at year end.  These amounts were included in the Company’s analysis under ASC 605-25 as disclosed in Note 5.  Therefore four/sixths of the first instalment of $250,000, or $166,667, and one/third of the second instalment of $250,000, or $83,333, were recorded as a gain on sales-type lease of a domain name during the 2009 year.  The Company reported the remaining two/sixths of the first instalment of $250,000, or $83,333, and the remaining two/thirds of the second instalment of $250,000, or $166,667, during the first quarter of 2010.  During this period, the Company also reported the third instalment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.

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
For the six months ended June 30, 2010

NOTE 11 – DOMAIN NAME LEASES AND SALES (continued)

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

NOTE 12 – OTHER EXPENSES

During Q2 of 2010, the Company incurred $144,240 in severance costs payable to its former VP General Counsel and its former VP Finance as a result of additional restructuring the Company’s staffing requirements.  In Q1 of 2009, the Company incurred similar restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring the Company’s staffing requirements.

NOTE 13 – INCOME TAXES

The Company’s operating subsidiary DHI, as well as its subsidiary Importers (until its wind up in 2010), are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Delaware, are subject to United States federal and state taxes.

As at June 30, 2010 and December 31 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,320,900 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $7,552,600 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2029.  The Company’s subsidiary DHI also has approximately $417,500 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $99,604 at June 30, 2010 ($125,207 - December 31, 2009).  The deferred tax recovery during the six months ended June 30, 2010 was $25,603 (year ended December 31, 2009 - $81,163).

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 14 – SEGMENTED INFORMATION

In 2009 and to date in 2010, the Company’s operations were conducted in two business segments: eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the six months ended June 30, 2010 as well as during the year ended December 31, 2009, and therefore no geographic segment reporting is required.

Revenues, operating profits and net identifiable assets by business segments are as follows:

For the six months ended June 30, 2010

	Advertising	eCommerce	Total
	& Other	Products
	$	$	$
Revenue	55,219	1,549,391	1,604,610
Segment Loss	(479,880)	(1,105,736)	(1,585,616)

As at June 30, 2010	$	$	$
Total Assets	1,330,028	628,140	1,958,168
Intangible Assets	607,339	158,849	766,188

For the six months ended June 30, 2009

	Advertising	eCommerce	Total
	& Other	Products
	$	$	$
Revenue	73,938	3,383,349	3,457,287
Segment Loss	(1,241,211)	(1,649,432)	(2,890,643)

As at June 30, 2009	$	$	$
Total Assets	1,581,707	3,649,849	5,231,556
Intangible Assets	1,332,600	158,849	1,491,449

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009
Segment Loss	$(1,585,616)	$(2,890,643)
Non-Operating Income (Expenses)
Gain on settlement of amounts due regarding Global Cricket Venture	250,000	250,000
Gains from sales and sales-type lease of domain names	1,019,838	944,867
Accretion expense	-	(63,300)
Interest expense	(20,758)	(4,528)
Interest and investment income	298	1,555
Foreign exchange gain	9,404	8,701
Disposal of property and equipment	(10,714)	-
Impairment of auction software	-	(590,973)
Net income (loss) before taxes for the period	$(337,548)	$(2,344,321)

Substantially all property and equipment and intangible assets are located in Canada at June 30, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 15 – COMMITMENTS

Premise Lease

Effective October 1, 2007 the Company leased its previous principal office in Vancouver, Canada from an unrelated party for a 5 year period from October 1, 2007 to September 30, 2012.  On June 1, 2010 the Company signed a Sublease with an unrelated third party (the “Sub-Tenant”) for the premises in which its previous principal office was located.  The term of the Sublease commenced July 1, 2010 and will expire on September 29, 2012.  The basic rent payments owing until the end of the term of the original lease, net of sublease income, are as follows:
CDN $
Remainder of 2010	10,684
2011	25,375
2012	22,036

Pursuant to the original lease, the Company is also responsible for common costs currently estimated to be equal to approximately 73% of basic rent.  Pursuant to the Sublease signed with the Sub-Tenant, the Sub-Tenant will be responsible for paying these common area costs.

Effective June 1, 2010, the Company leased its current principal office in Vancouver, Canada from an unrelated party for a 6 month period from June 1, 2010 to November 30, 2010.  Pursuant to the terms of the lease agreement, the Company is committed to monthly rent payments of CDN$2,300 including common area costs, plus applicable taxes.  The Company has an option to renew the lease for a second term of 6 months.

Until June 30, 2010, the Company had leased an office located in the state of Washington, USA on a month-to-month basis for a nominal amount per month.  The Company terminated this lease effective June 30, 2010.  Effective May 20, 2010, the Company’s subsidiary, Perfume.com Inc., leased shared office space on a month-to-month basis in New York, New York, USA for a nominal amount per month.  The lease is guaranteed by the parent company, Live Current Media Inc.

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

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party, Mauritius, all of the rights, title, and interest in and to the IPL MOU, as amended by the Novation Agreement.  Mauritius made the $750,000 payment as required under the Novation Agreement during Q3 of 2009, therefore Live Current was released from all accrued liabilities under the BCCI MOU.  In order to facilitate the transfer of the Cricket.com website, the Company agreed to provide Mauritius with support services for a period of no more than 6 months, although this period was extended on a month-to-month basis until April 30, 2010.  In exchange for the support services, Mauritius paid certain expenses related to the support services.  Refer to Note 5.  At June 30, 2010, there are no further commitments owing relating to the Global Cricket Venture.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

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

The Company has been served with a complaint that was filed on May 14, 2010 in the Circuit Court of Cook County, Illinois County Department, Chancery Division.  The case is titled “David Jeffs and Richard Jeffs, derivatively on behalf of Live Current Media, Inc. (“LCM”) (plaintiffs) vs. C. Geoffrey Hampson, James Taylor, Mark Benham and Boris Wertz (defendants) and LCM (nominal defendant)”.  The plaintiffs allege, among other matters, that the members of the current board of directors breached their fiduciary duties of loyalty, trust, good faith and due care by failing to properly supervise Mr. Hampson and that Mr. Hampson breached his fiduciary duties and his employment agreement by failing to devote the time necessary to manage the Company’s business and failing to disclose to the members of the former board of directors his activities relating to other businesses.  The plaintiffs have asked the Court for compensatory damages of no less than $50 million, punitive damages and attorney’s fees and costs of bringing the action.  The Company intends to vigorously defend this action.  The outcome of these legal actions is currently not determinable and as such the amount of loss, if any, resulting from this litigation is presently not determinable.  We have accrued $100,000 in the June 30, 2010 financial statements for legal costs we expect to incur in defending this action.

On June 17, 2010, four stockholders commenced a legal action against LCM seeking an injunction from the Second Judicial District Court of the State of Nevada ordering the election of directors for LCM at a special meeting of the Company’s stockholders.  The Company intends to vigorously defend this action.  This action does not include any requests for damages or fees.  The Company has announced that its Annual General Meeting will be held in October 2010, and therefore the Company believes that any special meeting of the Company’s stockholders will not be necessary.

NOTE 17– RELATED PARTY TRANSACTIONS

2010

On June 16, 2010 the Company signed a Settlement Agreement and Release (“Release”) with its President and Chief Corporate Development Officer, (“President”).  He will continue to render services to us until September 30, 2010.  Pursuant to the Release, in exchange for the sum of $100 the Company will receive a release of its obligations under his employment agreement dated November 9, 2007 (except as described below) and any and all claims the President may have related to his employment.  The Company agreed to pay to the President the sum of CDN$200,000 representing bonuses, each in the amount of CDN$100,000, which were due and payable on January 1, 2009 and January 1, 2010.  Of this amount, CDN$75,000, less statutory deductions, was paid with 416,136 shares of our restricted common stock during the quarter ended June 30, 2010.  The balance will be paid over a period of 6 months in equal instalments of CDN$20,833.  As of the date of the Release, the President also relinquished his right to any stock options, vested or not vested, granted to him through the Communicate.com Inc. 2007 Stock Incentive Plan.  Refer to Note 10(b).

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its Chief Executive Officer (“CEO”), who is CEO of both companies.  Live Current was providing this company with IT, administrative, and marketing support.  Effective January 1, 2010, the Company is no longer providing marketing support and therefore the arrangement was modified to $3,500 per month.  On July 1, 2010, the Company ceased providing IT and accounting services and therefore the arrangement was further modified to $1,500 per month.  Effective August 31, 2010, the Company will cease providing any services and this arrangement will end.  This arrangement has allowed Live Current to share its resources while earning revenues for support services.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010

NOTE 17– RELATED PARTY TRANSACTIONS (continued)

2009 (continued)

On November 10, 2009, the Company’s Board of Directors approved an Amendment to the Employment Agreement (the “Amendment”) of the Company’s CEO.  The Amendment modified the CEO’s base salary in that effective as of February 1, 2009, his base salary decreased to CDN$120,000.  The Amendment recognizes that the salary related to CDN$80,000 owing for his services from February 1, 2009 to September 30, 2009 had remained unpaid, and this amount was to be converted to shares of the Company’s common stock.  The effect of the decrease in salary for the period of February 1 to September 30, 2009 was reflected in the Company’s interim financial statements ended September 30, 2009.

On December 28, 2009, the Company’s Board of Directors approved a Second Amendment to the Employment Agreement (the “Second Amendment”) of the CEO.  The Second Amendment decreased the unpaid salary that had been deferred for the period of February 1, 2009 to September 30, 2009 to CDN$72,000.  It also modified the method of payment of the deferred salary, and approved this amount to be paid in cash, less any and all statutory deductions, instead of by way of shares of the Company’s common stock.  The effects of the decrease of the salary payable, as well as the subsequent payment, were reflected in the Company’s financial statements for the year ended December 31, 2009.

NOTE 18 – SUBSEQUENT EVENTS

On July 23, 2010 we completed the first closing of an offering of units.  Each unit consisted of the right to purchase 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15.  The warrants have a term of 2 years.  Each unit was sold at a price of $5,000 and we raised a total of $370,000.  As a result of this offering, we issued a total of 3.7 million shares of our common stock and warrants for the purchase of 3.7 million shares of our common stock.  On August 4, 2010 we completed the second and final closing to the offering of units.  As a result of the second closing, we raised $225,000 and issued a total of 2.25 million shares of common stock and warrants for the purchase of 2.25 million shares of common stock.  The securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On July 23, 2010 we entered into an employment agreement with Mr. Paul Morrison.  Mr. Morrison has been appointed our new President and Chief Operating Officer and the Chief Executive Officer of Perfume.com Inc.

Effective July 23, 2010, the Company’s Board of Directors approved a Third Amendment to the Employment Agreement (the “Third Amendment”) of the CEO.  The Third Amendment modified the CEO’s base salary from CDN$120,000 per year to CDN$1 per year.

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

While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to retain qualified management, sales and customer service personnel, the potential for an extended decline in sales as a result of the recession in the U.S., the possible failure of revenues to offset additional costs associated with any changes in our business model, including our planned change from a discount to a luxury website, the potential lack of acceptance by consumers of business websites we create in the future, the Company’s potential inability to create new businesses around domain names, the potential loss of customer or supplier relationships, the potential failure to receive or maintain necessary regulatory approvals, if needed, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1 Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and the additional risks included at Item 1A of Part II of this report.

The following discussion should be read in conjunction with our interim consolidated financial statements and their explanatory notes, which are included in Item 1.

(b)           Business Overview

Through our subsidiary, Domain Holdings Inc. (“DHI”), we own more than 900 domain names.  We intend to build consumer internet experiences based on the generic domains within our portfolio of domain names by developing a portfolio of operating businesses either by ourselves or by entering into arrangements with businesses that operate in the product or service categories that are described by our domain name assets.  These domain names span several consumer and business-to-business categories including health and beauty (such as Perfume.com), and sports and recreation (such as Karate.com and Boxing.com).  We believe that we can develop and sustain businesses based on these intuitive domain names in part because of the significant amount of search and direct type-in traffic they receive.  One of the best ways to ensure sites are found through search is to have a powerful domain name asset that creates value through low-cost customer acquisition.

We also own a number of .cn (China) domain names.  We believe that the .cn domain names could have significant value as the internet market in China develops.  We also have a number of non-core “bound.com” domain names that we may choose to develop that cover expansive categories of interest such as shoppingbound.com, pharmacybound.com and vietnambound.com.

We have organized our operations into two principal segments:  (1) ECommerce Products, which we refer to in this discussion as “health and beauty”, and (2) Advertising.  Currently, almost all of the revenues we earn are generated from our main health and beauty website, Perfume.com.  Through this website, we sell brand name fragrances and skin care products directly to consumers (eCommerce).  Our sports and recreation websites generate revenues through the sale of online advertising space to advertisers, derived by offering “pay per click” and display advertising on various websites in our portfolio, as well as through partnerships with third-party advertising networks.

Perfume.com sells 100% authentic products and provides customers with a satisfaction guarantee.  While we are currently using two suppliers to ship customer orders, we are not dependent on those suppliers for the products that we sell.  The products are supplied by various wholesale suppliers located in the United States and new suppliers can be utilized by simply turning on their electronic inventory feeds.  In 2008, we began shipping our Perfume.com products to selected international markets.  Until then, we shipped only to delivery addresses located in the United States.  However, sales of products shipped to non-U.S. locations, with the greatest portion of these sales being made in Canada and the United Kingdom, have been immaterial since 2008  and therefore are not disclosed separately.

Our Perfume.com website has historically sold brand name fragrances, including women’s perfume, men’s cologne, and skin care products, direct to consumers at discounted prices well below their manufacturer’s suggested retail price (“MSRP”).  Recently, the website underwent a transition to a luxury brand site where product is sold at full price.  The website has been re-targeted to appeal to the luxury brand conscious consumer who is seeking original and targeted content and products.  The new targeted customer is very different from those that frequent the many discount perfume websites available. We are now targeting customers who we believe are likely to revisit a site that provides them with quality and value throughout their entire online experience.  As a result of this change in strategy and new target market, the old perfume.com email list that consists of mostly price sensitive buyers is now largely ineffective.  We are building a new list with current customers; however this process will take time.  Meanwhile, we believe that mail marketing is the most effective sales strategy.  This change in strategy, together with the recession in the U.S. which we believe has adversely affected consumer discretionary spending, has resulted in a 48% decrease in revenue and a 24% decrease in dollar value of gross margin compared to the same period last year.  The gross margin percentage, however, has increased from 20.8% to 30.5% in the same period.  Since the implementation of the new pricing model occurred in the middle of the quarter, management expects that this percentage will increase further over time.  Management believes that any drop in sales relating to the new pricing model is temporary as the customer base is re-built.  Management also believes that the new targeted customer will be one to whom other luxury products can be sold.  We believe this may prove valuable to us in the future, if we decide to expand our product offerings on this website or develop other businesses around other luxury products.

Our products are described in detail on our website.  The products are offered through an easily navigated website experience within a transaction secure environment accepting the usual modes of secure credit card payments, PayPal and Google Checkout.  Products can also be ordered using our toll-free telephone number.

We presently employ eleven full-time and one part-time employee, and no consultants.  Our principal office is now located at #307-780 Beatty Street, Vancouver, British Columbia.  Our subsidiary Perfume.com Inc. also leases an office at 154 Grand Street, New York, New York.

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

During 2008, 2009, and the period ended June 30, 2010, our revenues were not sufficient to support our operations.  We expect to make significant progress this year in better aligning costs with gross margins generated from operations but will continue to generate losses from operations for the foreseeable future.  Since the end of the 2008 fiscal year, there have been many challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.   As a result, management sold some of our non-core domain names to raise funds.  From January 1, 2009 through December 31, 2009, we sold ten domain names, not including our cricket.com domain name, for a total of nearly $3.2 million.  In April, 2010 we sold another name for $150,000.  Management may elect to sell additional non-core domain names if needed should the opportunity arise.  We believe these sales are a testament to the inherent value of our domain name assets, and together with other cost-cutting measures, the proceeds will help meet our working capital needs and management’s strategy to achieve the goal of cash flow positive operations by the end of 2012.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, which continue to this date, including layoffs of staff and the termination of consulting and investor relations contracts.  Our Chief Executive Officer amended his employment agreement to reduce his annual base salary from CDN$300,000 to CDN$120,000 effective February 1, 2009, agreed that the eight months of salary payable between February 1 and September 30, 2009, which totalled CDN$80,000, would be decreased to CDN$72,000, and further reduced his salary on July 23, 2010 to CDN$1 per year.  We are also reducing the number of executives we employ, primarily through negotiated terminations.  As a result of these efforts, our net cash outflows are continuing to decrease.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RECENT DEVELOPMENTS

Unit Offering

On July 23, 2010 we completed the first closing of an offering of units.  Each unit consisted of the right to purchase 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15.  The warrants have a term of 2 years.  Each unit was sold at a price of $5,000 and we raised a total of $370,000.  As a result of this offering, we issued a total of 3.7 million shares of our common stock and warrants for the purchase of 3.7 million shares of our common stock.

On August 4, 2010 we completed the second and final closing to the offering of units.  As a result of the second closing, we raised $225,000 and issued a total of 2.25 million shares of common stock and warrants for the purchase of 2.25 million shares of common stock.

The units have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Perfume.com

The Company intends to segregate the Perfume.com business from its other web-based businesses.  In order to segregate the business, management plans to move the domain names related to Perfume.com and its other brand-related assets into the Company's Delaware-based subsidiary, which has recently changed its name to Perfume.com Inc.  Management’s decision to segregate the Perfume.com business was made in order to place the jurisdiction of the operating company within the United States, from which most of the business’ revenues are earned and from where all goods are supplied.  Furthermore, currently Perfume.com is the Company’s only business to earn revenues from retail sales.  Segregating Perfume.com from its other businesses will allow the Company to more easily track the revenue earned from retail sales as opposed to revenue earned from advertising.  This transfer is still being reviewed by management and there is no assurance that it will be completed.

Management Changes

On June 16, 2010 Mr. Mark Melville, who held the positions of President and Chief Corporate Development Officer, resigned his offices effective October 1, 2010.  On July 23, 2010 we retained the services of Mr. Paul Morrison as our President and Chief Operating Officer and the Chief Executive Officer of Perfume.com, Inc.  Information about Mr. Morrison is incorporated herein by reference to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on July 29, 2010.  As a result of the appointment of Mr. Morrison to the office of President, on July 27, 2010 Mr. Melville resigned his offices but will continue to provide part-time services to us through September 30, 2010 to assist with the management transition.

Effective July 23, 2010, the Company’s Board of Directors approved a Third Amendment to the Employment Agreement of Mr. C. Geoffrey Hampson, our Chief Executive Officer.  The amendment modified Mr. Hampson’s base salary from CDN$120,000 per year to CDN$1 per year.  As a result of the hiring of Paul Morrison as President of the Company, and the reduction of his salary, Mr. Hampson will continue to reduce the amount of his time allocated to Live Current from the present level of 30-40 hours per week to approximately 10-15 hours per week.

Ms. Teresa Findlay, who is presently the General Manager of our perfume division, will become Vice President, Operations of Perfume.com, Inc. and will relocate to a new office in New York City, the center of the fragrance industry in North America.

Ms. Chantal Iorio, Vice President, Finance, will separate from service on August 15, 2010.  At this time we do not intend to seek a replacement for Ms. Iorio’s office.  Ms. Iorio will continue providing services to us on a consulting basis.

We also entered into separation agreements with Mr. Melville and Ms. Iorio.  Information about these agreement is incorporated herein by reference to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 18, 2010.

Exit from Karate LLC

On May 15, 2009 (the “Effective Date”), we signed an agreement (“LLC Agreement”) with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish a limited liability company (“Karate, LLC”) for the purpose of developing, managing and monetizing our Karate.com domain name.  However, after consultation with Domain Strategies, Inc. and Develep, we have agreed to discontinue this business venture and on August 11, 2010, we, Domain Strategies, Inc. and Develep signed a termination agreement pursuant to which the Karate.com domain name will be returned to us and Karate, LLC will be dissolved.

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

In conjunction with the Assignment, on August 25, 2009, DHI entered into the Cricket.com Lease and Transfer Agreement (the “Lease”) with Mauritius.  The Lease is dated August 20, 2009.  Pursuant to the Lease, DHI leased to Mauritius the cricket.com domain name, the cricket.com website (the “Website”), and certain support services in exchange for the payment of $1 million (the “Purchase Price”) plus the expenses described below.  The Purchase Price was to be paid in 4 equal installments, each of $250,000.  All of the installments have been received as of June 30, 2010.  Upon the payment of the final installment and the expenses described below, DHI assigned to Mauritius all rights, title and interest in the Website, the cricket.com domain name and the registration thereof, all trademarks, services marks and logos that incorporate the term cricket.com and the goodwill (if any) associated with the foregoing.

In order to facilitate the transfer of the Website, DHI agreed to provide Mauritius with support services for a period of no more than 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services including (i) direct costs incurred by DHI for maintaining the Website, (ii) rent and overhead costs in the amount of $2,500 per month, (iii) employee related costs, and (iv) severance costs (not to exceed $60,000) related to the termination of employees whose employment was to be terminated as a result of the transfer of the Website.  The payments for support services noted above have been received, including the $60,000 severance costs.  In addition, Mauritius agreed that, prior to the expiration of the Transition Period, it would either enter into an employment agreement with Mark Melville, the Company’s President and Chief Corporate Development Officer, or pay any severance costs related to his termination without cause (with the exception of special bonus payments), in accordance with the terms of his employment agreement with the Company.  These two agreements resulted in our full exit from the Cricket business with the exception of our agreement to provide interim support services.  The Transition Period ended February 20, 2010.  Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and Mauritius continued to pay Mr. Melville’s salary on a month to month basis until the end of April 2010.  All related payments have been received.  On June 16, 2010, Mr. Melville resigned his positions as President and Chief Corporate Development Officer with our company effective October 1, 2010, in order to take a position with Mauritius.  On July 23, 2010, we hired Mr. Paul Morrison as our President and Chief Operating Officer.

Entity Inc. (“Auctomatic”)

At the end of the second quarter of 2009, we determined that the auction software acquired through the merger with Auctomatic was impaired.  As a result, we recorded an impairment loss of $590,973 at that date.

In August 2009, we reached an agreement with twelve of the eighteen Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible notes (the “Convertible Notes”) bearing interest at 10% (the “Note Holders”). The payment due date was May 22, 2010.   The remaining six Auctomatic shareholders, who represented a total principal amount of $375,065, did not accept this offer.

On May 26, 2010 we completed an offer to the twelve Note Holders.  Seven of the Note Holders accepted the offer and are referred to in this report as the “New Note Holders”.  The New Note Holders agreed to the cancellation of their Convertible Notes, which represented a total principal amount of $138,494, and accepted new promissory notes (the “May 2010 Notes”) in place of their Convertible Notes.  The May 2010 Notes require us to make payments of principal plus 8% interest over a period of three years.  The payments of principal and interest will be made in 12 equal installments on a quarterly basis, beginning on June 1, 2010.  The June 1, 2010 payments have been made.  Any unpaid principal and accrued interest must be paid on the maturity date, which is May 22, 2013.  The principal amount may be prepaid by the Company, in whole or in part, at any time or from time to time, without premium or penalty due.

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

(c)           Selected Financial Data

The following selected financial data was derived from our unaudited interim consolidated financial statements for the quarter ended June 30, 2010.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Expressed in US Dollars	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

SALES
Health and beauty eCommerce	$675,432	$1,663,182	$1,549,391	$3,383,349
Domain name advertising	5,537	22,917	22,734	47,370
Miscellaneous income	15,407	18,806	32,485	26,568
Total Sales	696,376	1,704,905	1,604,610	3,457,287

COSTS OF SALES
Health and Beauty eCommerce	401,191	1,315,747	1,032,037	2,702,366
Total Costs of Sales (excluding depreciation and amortization as shown below)	401,191	1,315,747	1,032,037	2,702,366

GROSS PROFIT	295,185	389,158	572,573	754,921

OPERATING EXPENSES
Amortization and depreciation	14,546	98,246	30,916	196,412
Amortization of website development costs	26,125	33,507	52,249	66,069
Corporate general and administrative	280,523	176,532	390,405	537,655
ECommerce general and administrative	62,904	73,668	139,565	153,888
Management fees and employee salaries	513,387	996,661	1,211,738	2,190,256
Corporate marketing	29	6,221	114	9,993
ECommerce marketing	109,163	114,965	188,962	226,387
Other expenses	144,240	-	144,240	264,904
Total Operating Expenses	1,150,917	1,499,800	2,158,189	3,645,564

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture	-	-	250,000	250,000
Gain from sales and sales-type lease of domain names	419,838	326,934	1,019,838	944,867
Accretion interest expense	-	(23,300)	-	(63,300)
Interest expense	(10,164)	(4,528)	(20,758)	(4,528)
Interest and investment income	1	665	298	1,555
Impairment of Auction Software	-	(590,973)	-	(590,973)
Foreign exchange gain (loss)	44,879	(26,068)	9,404	8,701
Gain on restructure of severance payable	(10,714)	-	(10,714)	-
Gain on disposal of property and equipment	-	-	-	-
Total Non-Operating Income (Expenses)	443,840	(317,270)	1,248,068	546,322

NET LOSS BEFORE TAXES	(411,892)	(1,427,912)	(337,548)	(2,344,321)

Deferred tax recovery	25,603	12,482	25,603	12,482

CONSOLIDATED NET LOSS	(386,289)	(1,415,430)	(311,945)	(2,331,839)

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,095	8,007	11,828	10,952

NET LOSS AND COMPREHENSIVE LOSS FOR
THE PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(384,194)	$(1,407,423)	$(300,117)	$(2,320,887)

LOSS PER SHARE - BASIC AND DILUTED
Basic Net Loss attributable to Live Current Media Inc. common stockholders	$(0.02)	$(0.06)	$(0.01)	$(0.10)
Weighted Average Number of Common Shares Outstanding - Basic	24,031,880	23,109,035	24,031,880	23,109,035

Diluted Net Loss attributable to Live Current Media Inc. common stockholders	$(0.02)	$(0.06)	$(0.01)	$(0.10)
Weighted Average Number of Common Shares Outstanding - Diluted	24,031,880	23,109,035	24,031,880	23,109,035

BALANCE SHEET DATA
	June 30, 2010	December 31, 2009
Assets
Current Assets	$790,713	$1,214,924
Property & equipment	192,159	231,327
Website development costs	142,416	217,883
Intangible assets	766,188	963,133
Goodwill	66,692	66,692
Total Assets	$1,958,168	$2,693,959

Liabilities
Current Liabilities	$1,591,150	$2,431,249
Deferred income tax	99,604	125,207
Deferred lease inducements	25,172	35,241
Warrants	43,397	250,710
Long-term portion of notes to shareholders of Auctomatic	75,255	-
Other long-term liabilities	17,022	-
Total Liabilities	1,851,600	2,842,407

Stockholders' Equity (Deficit)
Common Stock	15,751	15,335
Additional paid-in capital	17,161,617	16,595,072
Accumulated deficit	(17,087,325)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	90,043	(176,801)
Non-controlling interest	16,525	28,353
Total Stockholders' Equity (Deficit)	106,568	(148,448)
Total Liabilities and Stockholders' Equity	$1,958,168	$2,693,959

(d)           Results of Operations

Sales and Costs of Sales

Quarter over Quarter Analysis

Overall, combined sales in Q2 of 2010 totaled $696,376 compared to combined sales of $1,704,905 in Q2 of 2009, a decrease of 59.2%.  This significant decrease was almost entirely driven by the decrease in sales at Perfume.com.  Overall, Health & Beauty eCommerce product sales, consisting of Perfume.com sales, represented 97.0% of total revenues in Q2 of 2010, compared to 97.6% of total revenues in Q2 of 2009.  As noted in the discussion titled “Health and Beauty eCommerce Sales” below, sales declined as expected due to the change in our marketing strategy combined with the adverse impact of the recession in the United States on discretionary spending.

Costs of sales were $401,191 in Q2 of 2010 compared to $1,315,747 during Q2 of 2009, a decrease of 69.5%.  This resulted in an overall gross margin in Q2 of 2010 of $295,185, or 42.4%, compared to a gross margin of $389,158, or 22.8% in Q2 of 2009.  This significant increase in the overall gross margin in Q2 of 2010 over Q2 of 2009 is due to a change in management’s focus regarding product sale prices and discounts on our Perfume.com website as discussed below, as well as other income sources, such as the support services we provided to Mauritius, that require few costs to manage and have a 100% gross margin.

Period over Period Analysis

Total sales reported year-to-date at June 30, 2010 decreased by $1,854,677, or 53.6%, over the same period of 2009.  The decrease was primarily due to management’s change in strategy in March 2010 that resulted in a decline in Perfume.com revenues and an increase to gross margins as described below.  The decrease in costs of sales period over period of $1,670,329, or 61.8% is also consistent with the decline in our eCommerce business.  Overall gross margin in the six months ended June 30, 2010 was 35.7% compared to 21.8% in the same period last year.

Health and Beauty eCommerce Sales

Our Perfume.com sales result from the sale of fragrances and designer skin care products.  Our health and beauty eCommerce product sales through our Perfume.com website accounted for nearly all of our eCommerce sales since 2008 and we expect that this will continue in the short term.

The following table summarizes our revenues earned on the sale of Health and Beauty products during each quarter since January 1, 2009.

Quarter Ended	Total Quarterly Sales	Average Daily Sales

March 31, 2010	$873,959	$9,711
June 30, 2010	675,432	7,422
Fiscal Year-to-Date 2010 Totals	$1,549,391	$8,560

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
September 30, 2009	1,498,265	16,285
December 31, 2009	2,334,865	25,379
Fiscal Year 2009 Totals	$7,216,479	$19,771

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

Quarter Ended	Quarterly Gross	Quarterly Gross
	Margins	Margin %

March 31, 2010	$243,113	27.8%
June 30, 2010	274,241	40.6%
Fiscal Year-to-Date 2010 Totals	$517,354	33.4%

March 31, 2009	$333,548	19.4%
June 30, 2009	347,435	20.9%
September 30, 2009	314,786	21.0%
December 31, 2009	543,705	23.3%
Fiscal Year 2009 Totals	$1,539,474	21.3%

Quarter over Quarter Analysis

Perfume.com revenues decreased to $675,432 in Q2 of 2010 compared to $1,663,182 in Q2 of 2009.  Daily sales averaged $7,422 in Q2 of 2010 compared to $18,277 per day in Q2 of 2009.  This decrease was due both to the decline in economic conditions and a shift in management’s strategy away from discount pricing to full retail pricing to keep in line with the luxury brand strategy.  In 2008 and 2009, we focused on increasing revenues through ineffective and expensive search engine optimization (“SEO”), as well as the aggressive use of coupons and discounts which resulted in a decrease in our gross margin ratios.  In 2009, the strategy changed to increase gross margins by limiting aggressive and unprofitable SEO practices and discounts, to decrease the use of discounts and coupons, to increase the value of the content on the site, and to increase the sales prices of products on our website in small increments.  In the middle of Q1 2010, we altered the strategy to better align the “look and feel” of the perfume.com website by increasing the selling price to full MRSP.  As a result, our revenues declined substantially but our margins increased significantly.  Management believes that this business segment, especially with the new strategy of higher engagement and higher prices, continues to demonstrate strong potential.  This view is reinforced by the fact that despite the economic decline in the United States over the last number of quarters and management’s move away from the discount strategy, the business has performed as anticipated.  However, it is possible that consumer spending on discretionary items such as perfume will continue to decline due to recessionary pressure in the U.S., from which we earn the majority of our eCommerce revenues.

Costs of shipping and purchases totaled $401,191 in Q2 of 2010 as compared to $1,315,747 in Q2 of 2009.  This produced a gross margin for our eCommerce sales of $274,241 or 40.6% in Q2 of 2010, an increase of nearly 20 percentage points compared to $347,435 or 20.9% in Q2 of 2009.  Although our revenues decreased by $987,750, the dollar value of our gross margins for the period only decreased by $73,194.  The increasing trend of our gross profit margins throughout 2009 and into 2010 demonstrates management’s continued effort in 2009 to increase gross margins even at the risk of decreased revenues.  The change of strategy in late Q1 of 2010 to increase the product prices to full MRSP provided significantly larger gross profit margins during the quarter.  Management continues to research and pursue opportunities that may contribute to higher gross margin percentages in the future.  Management anticipates that it will maintain a profit margin of approximately 30-40% through 2010 with this new strategy.  Over the next several quarters, management intends to explore opportunities to introduce and implement more robust supply chain capability which, if realized, should also increase gross margins by the end of 2010.

Period over Period Analysis

Perfume.com revenues decreased by 54.2% to $1,549,391 in the six months ended June 30, 2010 from $3,383,349 in the same period of 2009.  Daily sales of $8,560 in the first two quarters of 2010 are down from daily sales of $18,693 in the first two quarters of 2009.  This decrease was in part due to the decline in economic conditions; however as management has shifted its focus to increasing gross margins from increasing gross revenues, we expect this trend to continue.

Costs of shipping and purchases decreased by 61.8% to $1,032,037 in the six months ended June 30, 2010 from $2,702,366 in the same period of 2009.  This resulted in a gross margin during the first two quarters of 2010 of $517,354 or 33.4% compared to $680,983 or 20.1% in the first two quarters of 2009.  Although the revenues decreased by over $1.8 million period over period, the dollar value of our gross margins only decreased by $163,629.  As management continues to review and revise our business plan for Perfume.com, we anticipate that we will be able to maintain similar dollar values of gross margins even with significantly lower revenues, and due to aggressive cost cutting we expect to significantly continue to decrease our expenses while growing gross margins.

Advertising

Quarter over Quarter Analysis

In Q2 of 2010, we generated advertising revenues of $5,537 compared to $22,917 in Q2 of 2009, a decrease of $17,380 or 75.8%.  Advertising revenues have decreased every quarter in 2008 and 2009 primarily as a result of the termination of a large advertising contract in early 2008 due to its restrictive conditions, but also as a result of the sale of domain names from which we received advertising revenues.  In Q2 of 2010, advertising accounted for less than 1% of total revenues, a slight decrease compared to 1.3% of total revenues in Q2 of 2009.  Advertising revenues are expected to continue to account for a small percentage of total revenues in the next few quarters.  Management continues to investigate new advertising monetization opportunities with vendors and continues to seek to increase advertising revenues.

Period over Period Analysis

During the six months ended June 30, 2010, our advertising revenues were $22,734 compared to $47,370 in the same period of 2009, a decrease of 52.0%.  These revenues accounted for 1.4% of total revenues during the first two quarters of 2010 consistent with 1.4% during the same period in 2009. As noted above, many of the domain names where advertising revenues were earned have been sold during the last 12 to 18 months.  Management continues to pursue new opportunities to increase advertising revenues, however we do not expect them to account for a significant portion of our revenue stream.

Miscellaneous Income

In early 2009, we implemented a new cost sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services.  Effective January 2010, the arrangement was modified to $3,500 per month, and effective July 2010, it was further reduced to $1,500 per month.  This arrangement will end effective August 31, 2010.  This income is included in miscellaneous and other income on our consolidated statements of operations.

Domain Name Leases and Sales

By selling some of our non-core domain names, management has successfully raised significant funds in order to provide liquidity to the Company.  Management continues to evaluate expressions of interest from domain name buyers, and continues to search for other domain names that would complement either the advertising or eCommerce businesses.  There were ten sales or sales-type leases of domain names in 2009, not including Cricket.com.  There has been one sales-type lease of a domain name in the six months ended June 30, 2010.

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

Quarter Ended	Corporate	eCommerce	Total	As a % of
	G&A	G&A	G&A*	Total Sales

March 31, 2010	$109,882	$76,661	186,543	20.5%
June 30, 2010	280,523	62,904	343,427	49.3%
Fiscal Year-to-Date 2010 Totals	$390,405	$139,565	$529,970	33.0%

March 31, 2009 (as restated)	$361,123	$80,220	$441,343	25.2%
June 30, 2009	176,532	73,668	250,200	14.7%
September 30, 2009	138,409	63,461	201,870	13.1%	**
December 31, 2009	327,987	101,806	429,793	18.0%	**
Fiscal Year 2009 Totals	$1,004,051	$319,155	$1,323,206	17.9%	**

* Excluding foreign exchange gain or loss which was reported as part of G&A expenses until Q4 2009
**Excluding cricket.com sponsorship revenues

Quarter over Quarter Analysis

In Q2 of 2010, we recorded total general and administrative expense of $343,427 of 49.3% of total sales as compared to $250,200 or 14.7% of total sales in Q2 of 2009, an increase of $93,227 or 37.3%. This total includes corporate and eCommerce related general and administrative costs.  Management expects general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and expects to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $280,523 have increased from the amount of $176,532 in Q2 of 2009 by $103,991, or 58.9%.  Most of our expenses such as automobile expenses, financing, warrants, meals and entertainment, telephone, and accounting have decreased substantially during the period compared to the previous year, accounting for a decrease in these expenses of approximately $73,500.  However, there were some significant costs we incurred during Q2 of 2010 which were not incurred in Q2 of 2009.  These costs included approximately $21,000 in commissions paid to sublease our previous corporate headquarters, $27,000 in software costs for our conversion to a new accounting system, $17,000 in IT consulting fees that we have incurred due to the reduction in our IT staff, $8,000 in additional travel costs to establish an office in New York and establish new relationships with the fragrance brands.  We accrued $100,000 for defense costs relating to the legal actions that were filed against us during the quarter.  We have also seen the Canadian dollar strengthen in 2010 against the US dollar, which has contributed to the increase in expenses reported in corporate general & administrative which are denominated in Canadian dollars, such as rent expense.  In total, corporate general and administrative expenses accounted for 40.3% of total revenues in Q2 of 2010, compared to 10.4% in Q2 of 2009.  Management expects that these expenses will continue to decrease as we continue to cut costs, as most of the increases to these expenses during the quarter are non-recurring.  Management believes that these expenses should account for approximately 20% of total sales.

ECommerce general and administrative costs, which totaled $62,904 in Q2 of 2010, decreased by $10,764, or 14.6%, over Q2 of 2009 primarily due to a $25,000 decrease in merchant fees and $4,900 in domain renewal fees, offset by increases of $4,200 in internet traffic expense, $2,000 in telephone charges, and $12,000 in travel, accommodation and entertainment costs.  These expenses represented 9.3% of eCommerce sales in Q2 of 2010 compared to 4.4% in Q2 of 2009.   Although the expenses increased as a percentage of eCommerce revenues quarter over quarter, the actual expenses have decreased primarily due to overall cost cutting measures.  The downward trend in these expenses is the culmination of our active efforts to curtail spending.  Management believes these expense ratios are reasonable given the increasingly competitive environment for eCommerce sales in the United States and management’s continued focus on growing the eCommerce business.

Period over Period Analysis

In the six months ended June 30, 2010, we recorded total general and administrative expense of $529,970 or 33.0% of total sales as compared to $691,543 or 20.0% of total sales in the same period of 2009, a decrease of $161,573, or 23.4%.  Management has actively curtailed its spending since early 2009, and expects this trend to continue throughout the remainder of the year.

Corporate general and administrative costs in the six months ended June 30, 2010 of $390,405 have decreased by $147,250, or 27.4%, compared to $537,655 spent in the same period of 2009.  We had significant decreases in the first two quarters of 2010 compared to the comparative period, consisting of $26,800 in automobile expenses, $19,800 in financing costs, $6,900 in internet traffic, $15,800 in rent benefits, and $3,000 in telephone.  The decreases in these expenses were due to management’s focus in 2009 and 2010 on cutting costs as well as the decrease in the number of employees in the last year.  In addition, some significant costs that were expensed during the six months ended June 30, 2009, including approximately $31,800 in payments made in cash and common stock for investor relations services, as well as $38,500 in cricket expenses, did not exist in 2010.  The fair value revaluation of our warrants at quarter end caused a decrease to corporate general and administrative expenses of $258,800.  These decreases were offset by increases during the period of approximately $15,200 in IT consulting, $36,400 in office software and supplies due to our change to a new accounting system, $5,300 in increased insurance premiums, approximately $30,000 in commissions paid to sublease our previous corporate headquarters and moving costs, and $8,000 in additional travel costs for us to establish an office in New York and establish new relationships with the fragrance brands.  We also had an increase of $143,000 in accounting and legal expenses due primarily to the accrual of defense costs relating to the legal actions that were filed against us during Q2 of 2010, as well as legal and accounting costs related to the preparation of filings made with the Securities and Exchange Commission during the period ended June 30, 2010.  We have also seen the Canadian dollar strengthen in 2010 against the US dollar.  This has contributed substantially to the increase in expenses reported in the corporate general and administrative category, as many of these expenses are denominated in Canadian dollars, such as a $15,000 reported increase to rent expense alone.  In total, these expenses accounted for 24.3% of total revenues in the period ended June 30, 2010, compared to 15.6% in the same period of 2009.

ECommerce general and administrative costs, which totaled $139,565 in the six months ended June 30, 2010, decreased by $14,323, or 9.3%, over the $153,888 expensed in the same period of 2009.  During the first two quarters of 2010, we had increases of $5,500 in internet traffic, $5,300 in telephone expense, and $20,600 in travel, accommodation, and entertainment.  We also reduced, period over period, $4,000 in domain renewal fees and $44,000 in merchant fees due to decreased sales in 2010, as well as the significant effects to our accounts relating to the strengthening of the Canadian dollar in 2010.  These expenses represented 9.0% of eCommerce sales in the period ended June 30, 2010 compared to 4.5% in the same period of 2009.

Management Fees and Employee Salaries

The following table details the breakdown of our management fees and employee salaries expense during each quarter since January 1, 2009.

Quarter Ended	Total	Accrued	Stock-Based	Normalized
	Expense	Bonuses	Compensation	Expense

March 31, 2010	$698,351	$9,555	$323,802	$364,994
June 30, 2010	513,387	-	201,088	312,299
Fiscal Year-to-Date 2010 Totals	$1,211,738	$9,555	$524,890	$677,293

March 31, 2009 (as restated)	$1,193,595	$8,919	$610,342	$574,334
June 30, 2009	996,661	10,427	452,487	533,747
September 30, 2009	760,631	12,177	353,331	395,123
December 31, 2009	632,401	7,898	286,359	338,144
Fiscal Year 2009 Totals	$3,583,288	$39,421	$1,702,519	$1,841,348

Quarter over Quarter Analysis

In Q2 of 2010, we incurred total management fees and staff salaries of $513,387 compared to $996,661 in Q2 of 2009.  This amount includes stock based compensation of $201,088 in Q2 of 2010 and $452,487 in Q2 of 2009.  Stock based compensation expense has continued to decrease due to the termination of several employees over the last 18 months.  The management fees and staff salaries expense in Q2 of 2009 also includes $10,427 in accrued special bonuses.  Excluding the amounts for bonuses and stock based compensation, normalized management fees and employee salaries expense in Q2 of 2010 was $312,299 compared to $533,747 in Q2 of 2009.  This decrease of $221,448, or 41.5%, over Q2 of 2009 was primarily due to the fact that we terminated several employees in late 2008 and early 2009 and ended various consulting agreements that existed in 2008.  We have successfully cut these expenses substantially compared to 2008 and 2009, and due to agreements we reached with management and staff during the second quarter of 2010, we expect these expenses to continue to decrease substantially during the remainder of the year.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, have been consistently decreasing quarter over quarter in 2009 and 2010.  These expenses represented 44.8% of total revenues in Q2 of 2010 as compared to 31.3% in Q2 of 2009.  The percentage increase is due to the substantial decrease quarter over quarter in revenues.  The decreasing trend to these expense amounts is a result of lay-offs and other active measures to cut costs.  Management expects that these measures will continue throughout 2010 and believes that the Company will maintain salaries expense at approximately 30% of total revenues.

Period over Period Analysis

During the six months ended June 30, 2010, we incurred total management fees and staff salaries of $1,211,738 compared to $2,190,256 in the comparative period of 2009, a decrease of 44.7%.  This amount includes stock based compensation of $524,890, which is approximately half of the stock based compensation expensed in the same period of 2009 of $1,062,829.  The comparative period also includes accrued amounts for special bonuses to management of $19,346 in the first two quarters of 2009.  Excluding these amounts, normalized management fees and employee salaries expense was $677,293 in the six months ended June 30, 2010 compared to $1,108,081 in the same period of 2009, resulting in a decrease of 38.9% period over period.  This decrease was primarily due to the fact that we terminated several employees in early 2009, as well as decreased costs related to our activities in Cricket.  Cricket related expenses included in management fees and salaries in the two quarters ended June 30, 2009 were $345,567, while there were no such expenses in 2010.  In August 2009, we terminated our activities related to the cricket venture.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that results in a successful sale.

Quarter Ended	Corporate	eCommerce	Total	As a % of
	Marketing	Marketing	Marketing	Total Sales

March 31, 2010	$85	$79,799	$79,884	8.8%
June 30, 2010	29	109,163	109,192	15.7%
Fiscal Year-to-Date 2010 Totals	$114	$188,962	$189,076	11.8%

March 31, 2009 (as restated)	$3,771	$111,422	$115,193	6.6%
June 30, 2009	6,221	114,965	121,186	7.1%
September 30, 2009	4,044	107,678	111,722	7.3%	**
December 31, 2009	-	246,266	246,266	10.3%	**
Fiscal Year 2009 Totals	$14,036	$580,331	$594,367	8.0%	**

**Excluding cricket.com sponsorship revenues

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In Q2 of 2010, we incurred total marketing expenses of $109,192, or 15.7% of total revenues, compared to $121,186, or 7.1% of total revenues in Q2 of 2009.

Included in this total were corporate marketing expenses of $25 in Q2 of 2010 compared to $6,221 in Q2 of 2009.  These amounts have remained consistently low throughout 2009 and 2010, and are expected to remain low in the near future.

ECommerce marketing expenses in Q2 of 2010 were $109,163, or 16.2% of eCommerce sales, compared to $114,965, or 6.9%, in Q2 of 2009.  These expenses have been semi-consistent since mid-2008 due to increased effective email marketing campaigns for Perfume.com, but also have been decreasing due to management’s attempts at cutting costs.  The increase in the percentage of eCommerce marketing expenses over eCommerce sales has increased only because revenues have declined significantly quarter over quarter.  Management believes that customer acquisition is the key to accelerated growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Period over Period Analysis

During the first two quarters of 2010, we incurred $189,076 in total marketing costs, or 11.8% of total revenues, compared to $236,380, or 6.8% of total revenues in the same period of 2009.

Included in this total was $114 in corporate marketing expenses in the 2010 period compared to $9,993 in the 2009 period, a decrease of $9,879.  This decrease was primarily due to a $4,000 reduction in public relations services compared to 2009. Corporate marketing expenses included costs related to our cricket activities totaling approximately $5,000 in the first two quarters of 2009, which did not exist in 2010.  Corporate marketing costs in both periods account for a small percentage of total revenues.

ECommerce marketing expenses during the period ended June 30, 2010 were $188,962 compared to $226,387 in the comparative period in 2009.  The decrease of $37,425 or 16.5% period over period was due to a decrease of approximately $51,800 in pay-per-click and affiliate advertising campaigns and $8,000 in email advertising campaigns, offset by a $22,000 increase in content development, blogging, and other such eCommerce related advertising on the perfume.com website during the first two quarters of 2010 compared to the same period in 2009 as management continues to explore cost-effective ways to drive revenues and traffic.  ECommerce marketing costs in the first two quarters of 2010 accounted for 12.2% of eCommerce sales compared to 6.7% in the first two quarters of 2009.  Management believes it is reasonable to expect eCommerce marketing costs to remain under 10% of eCommerce sales once the eCommerce business grows and revenues begin to scale.

Our websites’ search rankings currently perform adequately however management believes targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.

Other Expenses

During Q2 of 2010, the Company incurred $144,240 in severance costs payable to its former VP General Counsel and its former VP Finance as a result of additional restructuring of the Company’s staffing requirements.  In Q1 of 2009, the Company incurred similar restructuring costs of $264,904 consisting of severance payments to our former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.  There were no such expenses during the remainder of 2009.

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

We also agreed to sell the cricket.com domain name, along with the associated website, content, copyrights, trademarks, etc., to Mauritius for consideration of four equal payments of $250,000 each.  In order to facilitate the transfer of the Cricket.com website, we agreed to provide Mauritius with support services for a period of 6 months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services.  The cricket.com domain name remained the property of the Company until all payments were made.  All payments were received by June 30, 2010.  At December 31, 2009, collectability of the two instalments receivable in February and May 2010 was not reasonably assured, therefore we recognized the first two $250,000 instalments in 2009 in our calculation of the gain on sales-type lease of cricket.com as discussed below.  At June 30, 2010, collectability of the remaining two instalments was assured, and therefore the gain on sales-type lease and the disposal of the domain name has been reported in the six months ended June 30, 2010.

We accounted for these transactions under ASC 605-25, Multiple Element Arrangements.  Using this guidance, the gain on the sales type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services we are to provide to Mauritius during the Transition Period, are to be recognized over the Transition Period, or from September 2009 to February 2010.  As a result, the Company recognized four/sixths of the gain on settlement of the amounts owing under the Novation Agreement, four/sixths of the gain on sales-type lease of the first instalment received for cricket.com, and one/third of the gain on sales-type lease of the second instalment received for cricket.com during 2009.  The Company recognized the remaining two/sixths of the gain on settlement of the amounts owing under the Novation Agreement, two/sixths of the gain on sales-type lease of the first instalment received for cricket.com, and two/thirds of the gain on sales-type lease of the second instalment received for cricket.com during the first quarter of 2010.  The Company also recognized the third instalment in full as a gain on sales-type lease during the first quarter of 2010, and the final instalment in full as a gain on sales-type lease during the second quarter of 2010.  Refer to Note 5 in our interim consolidated financial statements attached.

These two agreements resulted in our full exit from the Cricket business once we provided the interim support services, which we completed on February 20, 2010, the end of the Transition Period.  Subsequent to this date, the Company and Mauritius verbally agreed to extend the services agreement on a month to month basis.  The services agreement ended on April 30, 2010.

(e)           Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the Internet, "pay-per-click" advertising, and by selling advertising on media rich websites with relevant content.  However, during 2008, 2009 and the period ended June 30, 2010, our revenues were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during those years, and we continue to explore opportunities to do so in 2010.  We also sold or leased some of our domain name assets in order to better manage our liquidity and cash resources.

In November 2008, we raised $1,057,775 of cash by selling 1,627,344 units consisting of one share of our common stock and two warrants, each for the purchase of a half share of common stock.  The offering price was $0.65 per unit.  In August 2010 we completed an offering of units, which consisted of 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share.  The warrants have a term of two years.  The units were offered at the price of $5,000 per unit and we raised a total of $595,000 from this offering.

As at June 30, 2010, current liabilities were in excess of current assets resulting in a working capital deficiency of $800,437, compared to a working capital deficiency of $1,216,325 at the fiscal year ended December 31, 2009.  The Company’s working capital deficiency has been declining quarter over quarter, leading into a more positive outlook for the Company for the future.  During the three months ended June 30, 2010, we incurred a net loss of $386,289 and an increase in cash of $122,367 compared to a net loss of $1,415,430 and a decrease in cash of $266,122 over the three month period ended June 30, 2009.  During the six months ended June 30, 2010, we incurred a net loss of $311,945 and an increase in cash of $98,884 compared to a net loss of $2,331,839 and a decrease in cash of $1,526,054 for the same six month period of last year.  From the beginning of the fiscal year to June 30, 2010, we increased our accumulated deficit to $17,087,325 from $16,787,208 and have stockholders’ equity of $106,568 at the end of the second quarter of 2010 compared to negative stockholders’ equity of $148,448 at the end of 2009.

Operating Activities

Operating activities in the six months ended June 30, 2010 resulted in cash outflows of $800,177 after adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $524,890, the decrease in accounts receivable of $569,205, offset by the gain from the sales and sales-type lease of domain names of $1,019,838.  In the six months ended June 30, 2009, cash outflows of $2,529,730 were primarily due to the loss of the period offset by stock-based compensation expensed during the period of $1,062,830, the decrease in accounts payable and accrued liabilities of $785,086, the impairment of auction software of $590,973, and the gain from the sales and sales-type lease of domain names of $944,867.

Investing Activities

Investing activities during the six months ended June 30, 2010 generated cash inflows of $899,061, primarily due to $1,013,423 in net proceeds received from the sale and sales-type lease of domain names offset by cash outflows paid in relation to Auctomatic of $111,901.  During the six months ended June 30, 2009, we generated cash inflows of $1,003,676 primarily due to $1,096,553 in net proceeds received from the sale and sales-type lease of domain names.

Financing Activities

There was no effect to financing activities for the six months ended June 30, 2010 and 2009.

Future Operations

At quarter end, as well as at the end of 2009 and 2008, we had a working capital deficiency.  In addition, for over the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters, albeit smaller than in previous quarters, even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquiring of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity and/or debt financings, and through the sale of non-core domain name assets.

We are working toward increasing cash flows through cost cutting measures, renegotiating or terminating obligations and, when necessary, selling domain names, however there is no certainty that these actions will generate sufficient cash flows to support our activities in the future in view of changing market conditions.  We have instituted a new strategy for perfume.com whereby we are selling our products in the luxury market, instead of in the discount market.  This strategy is predicated on creating a luxury site where perfume brands are sold at full MSRP.  This is very different from the previous strategy and from the majority of other perfume eCommerce websites.  The expectation is that by cooperating and working with the brands directly, Perfume.com will be able to help launch and sell new releases as well as the most popular brands of perfume that are not usually available to discount eCommerce sites.  This is a new concept and there is risk that it will not be successful.  We do not know whether consumers will buy at full price online, nor do we know that the brands will sell to us. At the moment, the business is not generating an operating profit and revenues will have to grow in order for it to do so.

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

The change in strategy for the Company’s perfume business was precipitated by the crowded field of on-line discount perfume eCommerce sites. The generic domain name, Perfume.com, gives the Company a lower cost of customer acquisition than other non-generic names, but pricing pressure due to the nature of the discount shopper led management to conclude that an alternative strategy had to be sought.  Recent successes at other luxury websites would indicate that online shopping behavior is evolving.  Luxury and brand conscious consumers will pay full price for branded goods when the experience and the content on the website are consistent with a luxury “look and feel”.  Further, luxury brand manufacturers have very large marketing budgets, most of which is currently spent offline.  If, as in some other luxury product areas, the brand manufacturers can be convinced to partner on joint online campaigns, the co-marketing resources would be significant.  As a result of this shift in strategy, the experience and content provided on perfume.com is very different now compared to the site early last year, and it also differs from most other online perfume e-tailers.  While we have transitioned the website away from the discount market, we plan to build a new site which we expect to launch during the third quarter, and which will incorporate the current experience and content and adds functionality that we believe will be more attractive to luxury and brand conscious consumers. The “look and feel” of the site refers to the quality of the photographs, the style of writing, the creative look of the site and the other functionality that you would not see on a discount site.  Management believes that fragrance is an ideal product to market in this way.  Since making this transition, revenue and margins are currently meeting expectations.  Management is optimistic that revenues will begin to grow again but at significantly higher gross margins than in the past.  Our present revenues represent a small portion of the total fragrance industry and of the perfume eCommerce market.   There is also a chance, however, that the strategy will not yield the results that management is anticipating.  Should the results not meet expectations, the site can revert to a discount site on very short notice and discount sales can be rebuilt using tools, strategies and experience that management has from the website’s historical use as a discount site.

We have actively curtailed some operations and growth activities in an effort to reduce costs and preserve cash on hand.  We have sold selected domain names in order to address short term liquidity needs.  Ten domain names were sold or leased in 2009 for over $3.2 million, in addition to the agreements that were reached with Mauritius relating to cricket.com.  In 2010, we sold one additional name for $150,000.  We believe that these strategic sales of domain names will provide us with the required cash to meet our working capital needs and provide for general operating capital over the next 12 months.  We also anticipate that we may enter into future sales of domain names if the selling price exceeds management’s reasonable expectation of the value that could be realized from building out the domain website, and if we require further additions to our working capital.  There can be no assurances that any future sales of domain names on terms acceptable to us will occur or that such sales, if they do occur, will provide us with enough money to meet our operating expenses.

The interim June 30, 2010 consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  Our ability to continue as a going-concern is in substantial doubt as it is dependent on continued financial support from our investors, our ability to sell additional non-core domain names, our ability to raise future debt or equity financings, and the attainment of profitable operations to meet our liabilities as they become payable.  The outcome of our operations and fundraising efforts is dependent in part on factors and sources beyond our control that cannot be predicted with certainty.  Access to future debt or equity financing is not assured and we may not be able to enter into arrangements with financing sources on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

We expect to achieve an improved financial position and enhanced liquidity by establishing and carrying out a plan of recovery as discussed in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on March 29, 2010.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We do have off-balance sheet commitments as disclosed in the notes to the interim consolidated financial statements, included in Item 1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

(f)           Application of Critical Accounting Policies

Basis of presentation

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

Principles of consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiary Delaware, our wholly-owned subsidiary LCM Cricket Ventures, our 98.2% (December 31, 2009 – 98.2%) interest in our subsidiary DHI, DHI’s wholly owned subsidiary Importers, and LCM Cricket Ventures’ 50.05% interest in Global Cricket Venture.  All significant intercompany balances and transactions are eliminated on consolidation.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in our control.  Gains are recognized when the sale agreement is signed and the collectability of the proceeds is reasonably assured.  In the six months ended June 30, 2010, there were no outright sales of domain names. In 2009, there were ten sales of domain names, not including Cricket.com.  Collectability of the amounts owing on these sales are reasonably assured and therefore accounted for as a sale in the period the transaction occurred.  Collectability of the amounts owing on this sale is reasonably assured and therefore accounted for as a sale in the period the transaction occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in our control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  In the quarter ended June 30, 2010, there was a sales-type lease for one domain name which was entered into during the quarter, and which was recorded in full as all instalment payments were all received during the quarter.  In 2009, there was one sales-type lease of a domain name where collectability of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  All of the instalments for these domain names were received by June 30, 2010 and the gains on these sales were recorded in full by that date.  See also Note 11 to our consolidated financial statements.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out (FIFO) method.  We maintain little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at June 30, 2010 is recorded at cost of $10,391 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

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

Our intangible assets, which consist of our portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at June 30, 2010.

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

In accordance with ASC 350-20 and our policy to assess the carrying value of goodwill annually as noted above, we performed this assessment at the December 31, 2009 fiscal year end.  At that date, we determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired have ended, we have determined that an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic was required.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See also Notes 4 and 6 to our consolidated financial statements included in this report.

At June 30, 2010 there are no indications that a decline in value to the remaining goodwill may have occurred, therefore no further testing was required and an impairment charge was not required.

(g)           Recent Accounting Pronouncements

See Item 1 of Part 1, “Financial Statements – Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements” and “Financial Statements – Note 2 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements”.

(h)           Subsequent Events

Please see the discussion of the Unit Offering and Management Changes in the section above titled “Recent Developments”.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following:

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

We were served with a complaint that was filed on May 14, 2010 in the Circuit Court of Cook County, Illinois County Department, Chancery Division.  The case is titled “David Jeffs and Richard Jeffs, derivatively on behalf of Live Current Media, Inc. (plaintiffs) vs. C. Geoffrey Hampson, James Taylor, Mark Benham and Boris Wertz (defendants) and Live Current Media, Inc. (nominal defendant)”.  The plaintiffs allege, among other matters, that the members of the current board of directors breached their fiduciary duties of loyalty, trust, good faith and due care by failing to properly supervise Mr. Hampson and that Mr. Hampson breached his fiduciary duties and his employment agreement by failing to devote the time necessary to manage the Company’s business and failing to disclose to the members of the former board of directors his activities relating to other businesses. The plaintiffs have asked the Court for compensatory damages of no less than $50 million, punitive damages and attorney’s fees and costs of bringing the action.  We are vigorously defending against this action.

On June 11, 2010, four stockholders commenced a legal action against us in the Second Judicial District Court of the State of Nevada seeking an injunction requiring us to set a date for a special meeting of the Company's stockholders to elect directors.  The Company is vigorously defending against this action.  The Company has announced that its Annual General Meeting will be held in October 2010, and therefore the Company has argued that any special meeting of the Company's stockholders is unnecessary.

Item 1A: Risk Factors.

DUE TO THE EXTREME PRICE COMPETITION IN THE DISCOUNT FRAGRANCE E-MARKET, WE CHANGED THE STRATEGY OF OUR PERFUME.COM BUSINESS FROM SELLING DISCOUNTED PRODUCTS TO SELLING FRAGRANCES AT FULL PRICE.  WE DID THIS IN ORDER TO INCREASE OUR GROSS MARGINS.  THIS STRATEGY MAY NOT BE SUCCESSFUL AND, AS A RESULT, OUR RESULTS OF OPERATIONS AND THE BUSINESS OF PERFUME.COM MAY BE ADVERSELY AFFECTED.

Our Perfume.com website has historically sold brand name fragrances, including women’s perfume, men’s cologne, and skin care products, direct to consumers at discounted prices well below the Manufacturer's Suggested Retail Price.  However, due to the large number of discount perfume eCommerce websites and the extreme price competition in the discount fragrance e-market, we recently transitioned our website to a luxury brand site where product is sold at full price.  The website has been re-targeted to appeal to the luxury brand conscious consumer who is seeking original and targeted content and products and to address the inherent conflict brand manufacturers have with discount resellers.  The goal of the new strategy is to position the business to be able to purchase both the newest fragrance releases and the time tested classics directly from the brand manufacturers.

We believe that online shopping behavior is evolving and that luxury and brand conscious consumers will pay full price for branded goods when the experience and the content on the website are consistent with a luxury “look and feel”.  Since making this transition, revenue has declined but margins have increased.  Both are currently meeting management’s expectations.  However there is a risk that, in the longer term, this strategy will not yield the results that management is anticipating and our results of operations and the business of Perfume.com may be adversely affected.

IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 AND IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010 AND OUR QUARTER ENDED JUNE 30, 2010 WE DISCLOSED A MATERIAL WEAKNESS IN OUR DISCLOSURE CONTROLS AND PROCEDURES.  OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED IF WE DO NOT REMEDIATE THIS WEAKNESS OR IF WE HAVE OTHER MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS.

As we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, our management concluded that our disclosure controls and procedures were not effective as of these dates because we do not have formalized documentation of our internal control policies and procedures.  While we are in the process of preparing this documentation, this deficiency will not be considered to be remediated until this process is complete, our internal controls are again tested and management is able to conclude that our internal controls are operating effectively.

Any failure to implement and maintain the improvements in our controls, or difficulties encountered in the implementation of new controls, could cause us to fail to meet our reporting obligations.  Any such failure could cause investors to lose confidence in our reported financial information, which could harm our operations or results or cause us to fail to meet our reporting obligations, and could have a negative impact on the trading price of our stock.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) we did not modify the instruments defining the rights of our shareholders, and (ii) no rights of any shareholders were limited or qualified by any other class of securities.

On June 25, 2010 we issued to Mark Melville, our President, 416,136 shares of our common stock.  These shares were issued to Mr. Melville in accordance with the terms of the Settlement Agreement and Release entered into on June 16, 2010.   A description of the Settlement Agreement and Release is incorporated herein from the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 18, 2010.  We relied on Section 4(2) of the Securities Act of 1933 to issue these shares, inasmuch as the securities were sold without any form of general solicitation or general advertising and Mr. Melville occupied an insider status relative to us that afforded him effective access to the information registration would otherwise provide.

Item 3: Defaults Upon Senior Securities.

On March 25, 2008, we and our wholly owned subsidiary, Communicate.com Delaware, Inc., entered into an Agreement and Plan of Merger with Entity, Inc., a Delaware corporation (commonly referred to as “Auctomatic”), and the shareholders of Auctomatic.  The merger was consummated on May 22, 2008.  As part of the merger transaction, we issued 18 promissory notes representing a total principal amount of $800,000 (the “Original Notes”) to the Auctomatic shareholders.  On August 21, 2009 we filed a Current Report on Form 8-K indicating that we had reached an agreement with 12 of the Auctomatic shareholders, who collectively held Original Notes having a total principal amount of $424,934 (the “Note Holders”).  The Note Holders agreed to accept new convertible promissory notes (the “Convertible Notes”) in lieu of the cash payment that was due on May 22, 2009 pursuant to the terms the Original Notes.  Six holders of the Original Notes, which represented a total principal amount of $375,066, did not accept this offer.  We have not paid the principal and accrued interest owed to these six holders as of August 12, 2010.

On May 26, 2010 we completed an offer to the 12 Note Holders.  Seven of the Note Holders accepted the offer and are referred to in this report as the “New Note Holders”.  The New Note Holders agreed to the cancellation of their Convertible Notes, which represented a total principal amount of $138,494, and accepted new promissory notes in place of their Convertible Notes.  The remaining five Note Holders did not accept the new promissory notes and we have not paid the principal and accrued interest owed to the five Note Holders, which totals $286,440 as of August 12, 2010.

Item 4: Removed and Reserved.

Item 5: Other Information.

Effective May 31, 2010, Amy Frankel, our former General Counsel and Director of Legal Affairs, separated from service.  We agreed to pay Ms. Frankel the sum of CDN $75,000 (the “Severance Payment”) in exchange for her full and final release of any claims she may have had against the Company related to the termination of her employment.  We made an initial payment of CDN$25,000 to Ms. Frankel on June 15, 2010.  The balance of the Severance Payment is being paid to Ms. Frankel in 10 equal semi-monthly installments of CDN$10,000.  These payments began on June 30, 2010.

Item 6: Exhibits.

(A)           Index to and Description of Exhibits.

EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Amendment to the Articles of Incorporation (3)
3.4	Text of Amendment to the Bylaws (4)
10.1	Form of Promissory Note issued on May 26, 2010 to certain shareholders of Auctomatic Inc. (5)
10.2	Commercial Lease Agreement effective June 1, 2010 with Petrina Enterprises, Inc. (6)
10.3	Sublease Agreement dated June 1, 2010 with 7339534 Canada Inc. (7)
10.4	Settlement Agreement and Release dated June 16, 2010 between the registrant and Mark Melville (8)
10.5	Settlement Agreement and Release dated June 16, 2010 between the registrant and Chantal Iorio (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer *
32.1	Section 906 Certificate of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *
* Filed herewith.

(1)	Previously filed as Exhibit 2(a) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as Exhibit 2(b) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(3)
Previously filed as Exhibit 3.3 to Live Current Media Inc.’s Quarterly Report on Form 10-QSB for period ended September 30, 2007 as filed on November 19, 2007 and incorporated herein by this reference.

(4)	Previously filed as Exhibit 3.4 to Live Current Media Inc.’s Current Report on Form 8-K as filed on August 22, 2007 and incorporated herein by this reference.

(5)	Previously filed as Exhibit 10.1 to Live Current Media Inc.’s Current Report on Form 8-K as filed on June 2, 2010 and incorporated herein by this reference.

(6)	Previously filed as Exhibit 10.29 to Live Current Media Inc.’s Registration Statement on Form S-1 as filed on June 18, 2010 and incorporated herein by this reference.

(7)	Previously filed as Exhibit 10.30 to Live Current Media Inc.’s Registration Statement on Form S-1 as filed on June 18, 2010 and incorporated herein by this reference.

(8)	Previously filed as Exhibit 10.31 to Live Current Media Inc.’s Registration Statement on Form S-1 as filed on June 18, 2010 and incorporated herein by this reference.

(9)	Previously filed as Exhibit 10.32 to Live Current Media Inc.’s Registration Statement on Form S-1 as filed on June 18, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Dated: August 16, 2010	By:	/s/ C. Geoffrey Hampson
Name: C. Geoffrey Hampson
Title: Chief Executive Officer

Dated: August 16, 2010	By:	/s/ C. Geoffrey Hampson
Name: C. Geoffrey Hampson
Title: Chief Financial Officer