Form 10-Q
period 2010-09-30
Live Current Media Inc.
filed 2010-11-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	30,392,316 shares outstanding
$.001 Par Value	as of November 15, 2010

LIVE CURRENT MEDIA INC.
REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
Expressed In U.S. Dollars
(Going Concern - See Note 1)

	September 30, 2010	December 31, 2009
ASSETS
Current
Cash and cash equivalents	$273,721	$413,700
Accounts receivable (net of allowance for doubtful accounts of $Nil)	102,154	600,390
Prepaid expenses and deposits	189,766	148,697
Inventory	14,274	28,714
Current portion of receivable from sales-type lease (Note 12)	-	23,423
Total current assets	579,915	1,214,924

Property & equipment (Note 8)	174,442	231,327
Website development costs (Note 9)	240,641	217,883
Intangible assets	727,771	963,133
Goodwill (Notes 5 and 7)	66,692	66,692
Total Assets	$1,789,461	$2,693,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$874,217	$1,161,241
Deferred gains of amounts regarding Global Cricket Venture (Note 6)	-	500,000
Severance payable	68,287	-
Bonuses payable	20,245	158,466
Due to former shareholders of Domain Holdings Inc. (Note 4)	32,741	-
Due to shareholders of Auctomatic (Note 7)	40,841	118,664
Convertible notes to shareholders of Auctomatic (Note 7)	296,642	429,500
Current portion of notes to shareholders of Auctomatic (Note 7)	51,475	-
Deferred revenue	21,152	43,240
Current portion of deferred lease inducements (Note 10)	20,138	20,138
Total current liabilities	1,425,738	2,431,249

Deferred income tax (Note 14)	94,610	125,207
Deferred lease inducements (Note 10)	20,138	35,241
Warrants (Note 11e)	9,165	250,710
Long-term portion of notes to shareholders of Auctomatic (Note 7)	64,859	-
Other long-term liabilities	17,022	-
Total Liabilities	1,631,532	2,842,407

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 11)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding:
30,392,316 common shares (December 31, 2009 - 24,026,180)	21,701	15,335
Common stock purchase warrants (Note 11e)	258,825	-
Additional paid-in capital	17,615,065	16,595,072
Accumulated deficit	(17,737,662)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	157,929	(176,801)
Non-controlling interest (Note 5)	-	28,353
Total Stockholders' Equity (Deficit)	157,929	(148,448)
Total Liabilities and Stockholders' Equity	$1,789,461	$2,693,959

Commitments and Contingency (Notes 16 and 17)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Expressed In U.S. Dollars

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
SALES
Health and beauty eCommerce	$624,088	$1,498,265	$2,173,479	$4,881,614
Sponsorship revenues	-	218,672	-	218,672
Domain name advertising	4,342	19,345	27,076	66,715
Miscellaneous and other income	1,543	21,454	34,028	48,022
Total Sales	629,973	1,757,736	2,234,583	5,215,023

COSTS OF SALES
Health and beauty eCommerce	364,004	1,183,479	1,396,041	3,885,845
Total Costs of Sales (excluding depreciation and amortization as shown below)	364,004	1,183,479	1,396,041	3,885,845

GROSS PROFIT	265,969	574,257	838,542	1,329,178

OPERATING EXPENSES
Amortization and depreciation	14,803	21,314	45,719	217,726
Amortization of website development costs (Note 9)	26,124	28,967	78,373	95,036
Corporate general and administrative	316,943	138,409	707,348	676,064
ECommerce general and administrative	111,764	63,461	251,329	217,348
Management fees and employee salaries	376,977	760,631	1,588,715	2,950,887
Corporate marketing	2,324	4,042	2,438	14,036
ECommerce marketing	76,962	107,678	265,924	334,065
Other expenses (Note 13)	-	-	144,240	264,904
Total Operating Expenses	925,897	1,124,502	3,084,086	4,770,066

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture (Note 6)	-	125,000	250,000	375,000
Gain from sales and sales-type lease of domain names (Note 12)	21,583	1,156,554	1,041,421	2,101,421
Accretion interest expense (Note 7)	-	-	-	(63,300)
Interest expense	(8,590)	(10,723)	(29,348)	(15,251)
Interest and investment income	8	3	306	1,558
Impairment of Auction Software (Note 8)	-	-	-	(590,973)
Foreign exchange loss	(12,226)	(88,058)	(2,822)	(79,357)
Loss on disposal of property and equipment	(2,778)	-	(13,492)	-
Gain on restructure of Auctomatic payable	-	29,201	-	29,201
Total Non-Operating Income (Expenses)	(2,003)	1,211,977	1,246,065	1,758,299

NET INCOME (LOSS) BEFORE TAXES	(661,931)	661,732	(999,479)	(1,682,589)

Deferred tax (expense) recovery (Note 14)	4,994	64,732	30,597	77,214

CONSOLIDATED NET INCOME (LOSS)	(656,937)	726,464	(968,882)	(1,605,375)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	6,600	(23,337)	18,428	(12,385)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE
PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(650,337)	$703,127	$(950,454)	$(1,617,760)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$(0.03)	$0.03	$(0.04)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Basic	25,187,591	23,593,205	25,187,591	23,593,205

Diluted Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$(0.03)	$0.03	$(0.04)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Diluted	25,187,591	26,011,464	25,187,591	23,593,205

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Expressed In U.S. Dollars

			Live Current Media Inc. Stockholders

	Common stock		Common Stock Purchase Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Number of Shares	Amount
Balance, December 31, 2008	23,546,370	$14,855	$-	$14,757,932	$(12,777,195)	$1,995,592	$-	$1,995,592
Stock-based compensation (Note 11d)	-	-	-	1,702,519	-	1,702,519	-	1,702,519
Issuance of 15,000 common shares to investor relations firm (Note 11b)	15,000	15	-	5,685	-	5,700	-	5,700
Extinguishment of accounts payable (Note 11b)	372,898	373	-	129,028	-	129,401	-	129,401
Issuance of 91,912 common shares per the merger agreement with Auctomatic (Note 7)	91,912	92	-	(92)	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	(4,010,013)	(4,010,013)	28,353	(3,981,660)
Balance, December 31, 2009	24,026,180	15,335	-	16,595,072	(16,787,208)	(176,801)	28,353	(148,448)
Issuance of 416,136 common shares to an officer (Note 11b)	416,136	416	-	41,655	-	42,071	-	42,071
Private Placement of 5,950,000 units at $0.15 per share (Note 11b and Note 11e)	5,950,000	5,950	258,825	330,225	-	595,000	-	595,000
Share issue costs (Note 11b)	-	-	-	(4,170)	-	(4,170)	-	(4,170)
Stock-based compensation (Note 11d)	-	-	-	675,099	-	675,099	-	675,099
Net loss and comprehensive loss	-	-	-	-	(950,454)	(950,454)	(18,428)	(968,882)
Repurchase of shares from non-controlling shareholders (Notes 4 and 5)	-	-	-	(22,816)	-	(22,816)	(9,925)	(32,741)
Balance, September 30, 2010	30,392,316	$21,701	$258,825	$17,615,065	$(17,737,662)	$157,929	$-	$157,929

See accompanying notes to consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed In U.S. Dollars

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net loss for the period	$(968,882)	$(1,605,375)
Non-cash items included in net income (loss):
Deferred tax recovery (Note 14)	(30,597)	(77,214)
Gain on settlement of amounts due to Global Cricket Venture (Note 6)	(250,000)	(375,000)
Gain on restructure of Auctomatic payable	-	(29,201)
Impairment of Auction Software (Note 8)	-	590,973
Loss on disposal of property and equipment	13,492	-
Gain from sales and sales-type lease of domain names	(1,041,421)	(2,101,421)
Accretion interest expense	-	63,300
Interest expense	29,348	15,251
Stock-based compensation	675,099	1,416,160
Revaluation of warrants	(241,545)	(18,275)
Issuance of common stock for services (Note 11b)	-	5,700
Amortization and depreciation	108,989	297,658
Change in operating assets and liabilities:
Accounts receivable	498,236	(128,274)
Prepaid expenses and deposits	(41,069)	(53,572)
Inventory	14,440	23,936
Accounts payable and accrued liabilities	(287,024)	(1,169,274)
Severance payable	68,287	-
Bonuses payable	(96,150)	(204,127)
Deferred revenue	(22,088)	(47,744)
Other current and long-term liabilities	17,022	-
Cash flows used in operating activities	(1,553,863)	(3,396,499)

INVESTING ACTIVITIES
Proceeds from sale of domain names	60,000	2,623,128
Commissions on sale of domain names	-	(262,500)
Proceeds from sales-type lease of domain names	1,048,423	628,423
Commissions on sales-type lease of domain names	(35,000)	-
Cash consideration for Auctomatic (Note 7)	(123,694)	(139,010)
Purchases of property & equipment	(7,699)	(5,995)
Proceeds on disposals of property & equipment	5,374	-
Website development costs (Note 9)	(124,350)	(43,662)
Cash flows from investing activities	823,054	2,800,384

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of share issue costs)	590,830	-
Cash flows from financing activities	590,830	-

Net decrease in cash and cash equivalents	(139,979)	(596,115)

Cash and cash equivalents, beginning of period	413,700	1,832,520
Cash and cash equivalents, end of period	$273,721	$1,236,405

See accompanying notes to consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest	$24,055	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Cancellation of convertible notes (Note 7)	$138,494	$-
Value of shares issued to officer for bonus payable (Note 18)	$42,071	$-

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

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

The Company’s principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994 under the name “IMEDIAT Digital Creations Inc.”.  On April 14, 1999, IMEDIAT Digital Creations, Inc. changed its name to “Communicate.com Inc.” and was redomiciled from British Columbia to the jurisdiction of Alberta.  On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.  Until September 28, 2010, DHI had 62,635,383 shares of common stock issued and outstanding.  61,478,225 shares, or approximately 98.2% of the outstanding shares, were held by Live Current.  On this date, DHI held a special meeting of its shareholders and approved the consolidation of all issued and outstanding common shares in the capital of DHI on a 1,000,000:1 basis and the repurchase by DHI of any fractional common shares resulting from the consolidation.  As a result of this consolidation, DHI has 61 common shares issued and outstanding, owned 100% by Live Current.  See also Note 4.  DHI is actively developing the Perfume.com website, providing eCommerce for fragrance and other health and beauty products.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Communicate.com Delaware, Inc.  On April 21, 2010, the Company changed the name of Communicate.com Delaware, Inc. to Perfume.com Inc. (Perfume Inc.). This subsidiary was incorporated in relation to the Auctomatic transaction.  Refer to Note 7.

Through DHI, the Company also builds consumer Internet experiences around its portfolio of domain names.  DHI’s current business strategy is to develop, or to seek partners to develop, its domain names to include content, commerce and community applications.  DHI develops content and sells advertising services on other domains held for future development.  Before August 2009, the Company was also developing Cricket.com, a media-rich consumer sports experience.  On August 25, 2009, the Company sold the domain name and assigned to an unrelated third party all of the rights, title, and interest in and to the original Memorandum of Understanding (“MOU”) with the Indian Premier League (“IPL”).  Refer to Note 6.

DHI owned 100% of Acadia Management Corp. (“Acadia”), 612793 B.C. Ltd. (“612793”), as well as DHI 0778229 B.C. Ltd. (“Importers”).  Acadia’s assets and liabilities were assigned to DHI in October 2008, and that company was dissolved and removed from the register of companies of British Columbia on January 21, 2009.  612793 was removed from the register of companies of British Columbia on April 13, 2009.  Importers’ assets and liabilities were assigned to DHI in July 2010, and that company was dissolved and removed from the register of companies of British Columbia on July 26, 2010.

On August 8, 2008, the Company also formed a wholly-owned subsidiary in Singapore, LCM Cricket Ventures Pte. Ltd. (“LCM Cricket Ventures”).  This company held 50.05% of Global Cricket Venture Pte. Ltd. (“Global Cricket Venture” or “GCV”) until the disposal of its GCV shares effective December 8, 2009.

Basis of presentation
The consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited condensed consolidated financial statements of Live Current Media Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These statements do not include all disclosures for annual audited financial statements required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
For the nine months ended September 30, 2010

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated a consolidated net loss of $656,937 for the three months ended and $968,882 for the nine months ended September 30, 2010 respectively (a consolidated net income of $726,464 and a consolidated net loss of $1,605,375 for the three months ended and nine months ended September 30, 2009 respectively).  The Company realized a negative cash flow from operating activities of $1,553,863 for the nine months ended September 30, 2010 ($3,396,499 for the nine months ended September 30, 2009).  At September 30, 2010 there is an accumulated deficit of $17,737,662 (December 31, 2009 - $16,787,208) and a working capital deficiency of $845,823 (December 31, 2009 - $1,216,325).

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

The Company expects to improve its financial position and enhance its liquidity by focusing on the development of its Perfume.com business and generating cash by financing through debt or equity and selling domain names if necessary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in preparation of these consolidated financial statements:

Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Perfume Inc., its wholly owned subsidiary LCM Cricket Ventures, and until September 28, 2010 its 98.2% interest in its subsidiary DHI and after September 28, 2010 its 100% interest in DHI.  All intercompany balances and transactions are eliminated on consolidation.

Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of intangible assets, fair value measurements, related party transactions, stock based compensation, and determination and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from these estimates.

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

Income (Loss) per share
Basic income (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution of securities by including other potential common stock in the weighted average number of common shares outstanding for the period and is not presented where the effect is anti-dilutive.  The other potential common stock includes 2,520,000 options and 9,204,688 warrants as disclosed in Note 11.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

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

Revenue recognition
Revenues and associated costs of goods sold from the on-line sales of products, currently consisting primarily of fragrances and other beauty products, are recorded upon delivery of products and determination that collection is reasonably assured.  The Company records inventory as an asset for items in transit as title does not pass until the goods are received by the customer.  All associated shipping and handling costs are recorded as cost of goods sold upon delivery of products.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are currently in the Company’s control.  Gains are recognized when the sale agreement is signed, the price is fixed and agreed upon by all parties, and the collectability of the proceeds is reasonably assured.  During the nine months ended September 30, 2010, there was one outright sale of a domain name.  In the year ended December 31, 2009, there were eight sales of domain names.  Collectability of the amounts owing on these sales is reasonably assured and therefore accounted for as sales in the period the transactions occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are currently in the Company’s control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period the transaction occurs.  During the nine months ended September 30, 2010, there was one sales-type lease for one domain name which was recorded in full as all installment payments were all received during the period.  In the year ended December 31, 2009, there were sales-type leases for three domain names where collectability of future payments owing on sale were not reasonably assured as they were collectible during 2010.  All of the installments for these domain names were received by June 30, 2010 and the gains on these sales were recorded in full by that date.   See also Note 12.

Cash and cash equivalents
The Company considers all highly liquid instruments, with original maturity dates of three months or less at the time of issuance, to be cash equivalents.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts
The Company’s accounts receivable balance consists primarily of amounts receivable on a sale of a domain name, goods and services taxes (GST) and harmonized sales taxes (HST) receivable, and advertising revenues receivable.  Per the Company’s review of open accounts and collection history, the accounts receivable balances are reasonably considered to be collectible and therefore no allowance for doubtful accounts has been reflected at September 30, 2010 or the 2009 year end.

Inventory
Inventory is recorded at the lower of cost or market using the first-in-first-out (FIFO) method.  The Company maintains little or no inventory of perfume which is shipped from the supplier directly to the customer.  The inventory on hand as at September 30, 2010 is recorded at cost of $14,274 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

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

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2010.

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
For the nine months ended September 30, 2010

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

In accordance with ASC 350-20 and the Company’s policy to assess the carrying value of goodwill annually as noted above, the Company performed this assessment at the December 31, 2009 fiscal year end.  At that date, the Company determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired have ended, the Company has determined that an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic was required.  See also Note 7.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See Note 5.

Deferred revenue
Revenue that has been received but does not yet qualify for recognition under the Company's policies is reflected as either deferred revenue or long-term deferred revenue.

Deferred lease inducements
Lease inducements, including rent-free periods, are deferred and accounted for as a reduction of rent expense over the term of the related lease on a straight-line basis.

Advertising costs
The Company recognizes advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of individual agreements, and are generally either a commission for traffic driven to the Website that generates a sale, or a referral fee based on the number of clicks on keywords or links to its Website generated during a given period.  Total advertising expense of $79,286 for the three months and $268,362 for the nine months ended September 30, 2010, respectively ($111,617 for the three months and $348,101 for the nine months ended September 30, 2009 respectively) is included in “Corporate Marketing” and “eCommerce Marketing” on the Company’s consolidated statements of operations.

Non-controlling interest
The consolidated financial statements include the accounts of Perfume Inc., and DHI (and its subsidiaries).  All intercompany accounts and transactions have been eliminated upon consolidation.  The Company has recorded non-controlling interest which reflects the 1.8% portion of the earnings of DHI and its subsidiaries allocable to the holders of the minority interest until the repurchase of fractional shares from non-controlling shareholders on September 28, 2010.  After this date, there is no longer any non-controlling interest.  See Notes 4 and 5.

Stock-based compensation
Beginning on July 1, 2007, the Company began accounting for stock options under the provisions of ASC 718, Stock Compensation, which require the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate the fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)
In August 2007, the Company’s Board of Directors approved a stock incentive plan to make available 5,000,000 shares of common stock for the grant of stock options, including incentive stock options.  Incentive stock options may be granted to employees of the Company, while non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.  On March 25, 2009, the Board of Directors approved a reduction in the exercise price of stock option grants previously made under the 2007 stock incentive plan.  No other terms of the plan or the grants were modified.  See also Note 11(d).

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

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-13
In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the impact of ASU 2010-13, but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

Accounting Standards Update (“ASU”) 2010-09
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements.  ASU 2010-09 also eliminates potential conflicts with the SEC’s literature.  Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010.  Its adoption did not have a material impact on the Company’s financial reporting and disclosures.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Accounting Standards Update (“ASU”) 2010-06
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 during the March 2010 quarter.  Its adoption did not have a material impact on the Company’s financial position or results of operations.

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

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and a receivable from a sales-type lease.  The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit-quality financial institutions. Receivables arising from sales to customers are generally immaterial and are not collateralized. Management regularly monitors the financial condition of its customers to reduce the risk of loss.

Fair values of Financial Instruments
As described in Note 2, the Company adopted all provisions of ASC 820, as amended by ASU 2010-06, as of January 1, 2009.  ASC 820 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 3 – FINANCIAL INSTRUMENTS (continued)

Fair values of Financial Instruments (continued)

Level 3 - unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of warrants using the following inputs at September 30, 2010 is:

Fair Value Measurements at Reporting Date Using

Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

$9,165	-	$9,165	-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, severance payable, bonuses payable, amounts due to former shareholders of DHI, amounts due to shareholders of Auctomatic, convertible notes due to shareholders of Auctomatic, notes due to shareholders of Auctomatic, and warrants.  The Company believes that the recorded values of all of its financial instruments approximate their fair values because of their nature and respective durations.

NOTE 4 – RESTRUCTURING OF SUBSIDIARY AND OPERATIONS

Until September 28, 2010, DHI had 62,635,383 shares of common stock issued and outstanding, of which 61,478,225 shares, or approximately 98.2% of the outstanding shares, were held by Live Current.  On this date, DHI held a special meeting of its shareholders and approved the consolidation of all issued and outstanding common shares in the capital of DHI on a 1,000,000:1 basis and the repurchase by DHI of any fractional common shares resulting from the consolidation.  As a result of this consolidation, DHI has 61 common shares issued and outstanding, all owned by Live Current.  See also Note 5.  The repurchase of fractional common shares from former DHI shareholders totals an accrued amount of $32,741 that has been included in the consolidated financial statements as Due to Former Shareholders of DHI.  See Note 5.

NOTE 5 – NON-CONTROLLING INTEREST

Per Note 4, until September 28, 2010, the Company held 98.2% of the issued and outstanding shares of its then principal operating subsidiary, DHI.  The consolidation of the issued and outstanding common shares in the capital of DHI on this date resulted in the Company holding 100% of DHI at September 28, 2010.

The balance of the non-controlling interest (“NCI”) at December 31, 2009 was $28,353 due to DHI’s 2009 income.  DHI’s loss for the period ended September 28, 2010 resulted in a balance of $18,428 in NCI at September 28, 2010.  At this date, DHI repurchased the fractional common shares owned by the minority shareholders.  As a result, DHI owes the prior minority shareholders $32,741 for their fractional common shares, and at September 28, 2010, there is no longer any balance in the NCI as there are no longer any minority shareholders of DHI.

The goodwill of $66,692 remains on the balance sheet as it resulted from the 2008 conversion of intercompany debt between DHI and Live Current accounted for using the purchase method.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 6 – GLOBAL CRICKET VENTURE

On April 16, 2008, the Company signed a Memorandum of Understanding (“MOU” or “Original MOU”) with each of the Board of Control for Cricket in India (“BCCI”) and the DLF Indian Premier League (“IPL”).  The MOUs, which would have been preliminary to a final agreement, started the Company’s planned exploitation of its cricket.com domain name.  Certain other subsidiaries and ventures were incorporated or formed to further this business opportunity.  However, none of these companies were used for that purpose or had significant assets or operations.  In 2009 up to the date of transfer of the original MOU on August 20, 2009 as disclosed below, the Company incurred $452,307 in expenses in furtherance of this plan which were included in corporate marketing, management fees and employee salaries, and corporate general and administrative expenses.  As the plan to exploit cricket.com was in its early stages, all expenditures were charged to operations.

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

The Company also sold the domain name cricket.com, along with the associated website, content, copyrights, trademarks, and related assets, to Mauritius, for consideration of four equal payments of $250,000.  All of these installments were received by June 30, 2010.  In order to facilitate the transfer of the cricket.com website, the Company agreed to provide Mauritius with support services (including the services of Mark Melville) for six months (the “Transition Period”).  In exchange for the support services, Mauritius agreed to the payment of certain expenses related to the support services. The Transition Period ended February 20, 2010.  Subsequent to the end of the Transition Period, the Company and Mauritius verbally agreed to extend the services agreement and to continue paying Mr. Melville’s salary on a month-to-month basis until April 1, 2010.

The Company has accounted for this transaction under ASC 605-25, Multiple Element Arrangements.  As a result, the gain on the sales-type lease of cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services provided by the Company to Mauritius during the Transition Period, were recognized over the six month Transition Period, or from September 2009 to February 2010.  At the 2009 year end, the Company recorded the first two $250,000 installments in its analysis under ASC 605-25.  As a result, during the year ended December 31, 2009, the Company recognized four months’ gain on settlement of the amounts owing under the Novation Agreement.  During the quarter ended March 31, 2010, the Company recognized the remaining two month’s gain on settlement as summarized below.  There was no effect to the consolidated financial statements after March 31, 2010.

Settlement of amounts due regarding Global Cricket Venture	$750,000
Less: 2009 Recognized gain on settlement	(500,000)
		$250,000
2009 Gain on sales-type lease of cricket.com	500,000
Less: 2009 Recognized gain on sales-type lease of cricket.com	(250,000)
		250,000
Deferred gains of amounts regarding Global Cricket Venture at December 31, 2009		$500,000
Less: 2010 Recognized gain on sales-type lease of cricket.com		(500,000)

Deferred gains of amounts regarding Global Cricket Venture at September 30, 2010		$-

During the year ended December 31, 2009, the Company recognized four months’ gain on the first installment and one month’s gain on the second installment received for the sales-type lease of cricket.com.  During the first quarter of 2010, the Company reported the remaining two months’ gain on the first installment and the remaining two months’ gain on the second installment.  During this period, the Company also reported the third installment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.  Since the collectability of the remaining installment was not reasonably assured until it was received, it was reflected in the consolidated financial statements in the second quarter of 2010.  Therefore, the cricket.com domain name was transferred to the buyer and was disposed of in the consolidated financial statements at June 30, 2010.  The consolidated financial statements for the nine month period ended September 30, 2010 include a gain on disposal of cricket.com of $700,623.  The consolidated financial statements for the year ended December 31, 2009 included a gain on disposal of cricket.com of $250,000.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 7 – MERGER AGREEMENT

On March 25, 2008, the Company through its wholly owned subsidiary, Perfume Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entity, Inc. (“Auctomatic”).  The Merger Agreement was consummated on May 22, 2008 (the “Closing Date”).  The consideration was paid as follows: (i) 340,001 shares of the Company’s common stock and (ii) $1,200,000 less $152,939 in assumed liabilities.  An additional 246,402 shares of common stock were issued and were to be distributed in equal amounts to the Auctomatic shareholders on each of the first, second and third anniversaries of the Closing Date. The remaining $800,000 of the total cash consideration was to be distributed on the first anniversary of the Closing Date.  All amounts of cash and common stock were to be distributed pro rata among the Auctomatic Stockholders.  The distribution of the remaining 413,604 shares of the common stock payable on the first, second and third anniversary of the Closing Date to the Auctomatic founders was subject to their continuing employment with the Company on each Distribution Date.  As these shares were contingent on future employment, they were considered contingent consideration and were accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, one of the founders resigned from Live Current, and therefore the distribution of 137,868 shares of the common stock on the anniversary dates was no longer payable.  During the second quarter of 2009, 91,912 of the remaining 275,736 shares were issued to the two founders who remained with the Company.  The Company negotiated a termination of the employment of these two founders in August 2009.  The remaining 183,824 shares of common stock payable under the Merger Agreement on the second and third anniversaries to these two Auctomatic founders contingent on employment were forgone pursuant to the separation agreements with these two individuals.  See also Note 11(d).

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

On May 26, 2010, the Company completed an offer to the twelve Convertible Note Holders.  Seven of the Convertible Note Holders accepted the offer (the “New Note Holders”).  The New Note Holders agreed to the cancellation of their convertible notes, which represented a total principal amount of $138,494, and accepted new promissory notes (the “May 2010 Notes”) in place of their convertible notes.  The May 2010 Notes require the Company to make payments of principal plus 8% interest over a period of three years.  The payments of principal and interest will be made in 12 equal installments on a quarterly basis, beginning on June 1, 2010.  Any unpaid principal and accrued interest must be paid on the maturity date, which is May 22, 2013.  The principal amount may be prepaid by the Company, in whole or in part, at any time or from time to time, without premium or penalty due. There is no convertible feature to these notes.  The remaining five Convertible Note Holders did not accept the offer of new notes.  The Company has continued to accrue interest at 10% per annum per the terms of the convertible notes.  The breakdown of the amounts due to the Convertible Note Holders and the New Note Holders at September 30, 2010 is as follows:

Convertible Notes to Shareholders of Auctomatic

Convertible notes issued August 21, 2009	$424,934
Interest accrued May 22, 2009 – December 31, 2009	25,845
Interest paid up to December 31, 2009	(21,279)

Balance, December 31, 2009	429,500
Interest accrued January 1 – March 31, 2010	10,594
Interest paid up to March 31, 2010	(10,594)

Balance, March 31, 2010	429,500
Interest accrued April 1 – June 30, 2010	9,036
Interest paid up to June 30, 2010	(10,592)
Convertible notes cancelled May 26, 2010	(138,494)

Balance, June 30, 2010	289,450
Interest accrued July 1 – September 30, 2010	7,192
Balance, September 30, 2010	$296,642

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 7 – MERGER AGREEMENT (continued)

Notes to Shareholders of Auctomatic

Notes issued May 26, 2010	$138,494
Interest accrued May 26, 2010 – June 30, 2010	1,104
Principal payments made up to June 30, 2010	(12,565)
Interest paid up to June 30, 2010	(303)
Balance, June 30, 2010	126,730

Interest accrued July 1, 2010 – September 30, 2010	2,473
Principal payments made up to September 30, 2010	(11,130)
Interest paid up to September 30, 2010	(1,739)
Balance, September 30, 2010	$116,334

Consists of:
Current portion	$51,475
Long-term portion	64,859
$116,334

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

Amounts payable to Auctomatic founders	$334,224
Amounts paid to Auctomatic founders	(227,200)
Amounts payable to other Auctomatic shareholders	40,841
Gain on restructure of Auctomatic payable	(29,201)

Balance, December 31, 2009	118,664
Amounts paid to Auctomatic founders	(77,823)
Balance, September 30, 2010	$40,841

At December 31, 2009, the Company recognized an impairment charge of the goodwill acquired pursuant to the merger of $2,539,348 as noted above.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 8 – PROPERTY & EQUIPMENT

September 30, 2010	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$169,247	$74,516	$94,731
Computer Equipment	56,479	27,973	28,506
Leasehold Improvements	143,981	92,776	51,205
	$369,707	$195,265	$174,442

December 31, 2009	Cost	Accumulated Amortization	Net Book Value
Office Furniture and Equipment	$167,464	$57,956	$109,508
Computer Equipment	119,737	69,167	50,570
Computer Software	27,276	27,276	-
Leasehold Improvements	142,498	71,249	71,249
	$456,975	$225,648	$231,327

The computer software that existed at December 31, 2009 related to cricket.com.  During the second quarter of 2010, all assets related to the sale of cricket.com, which was completed in the quarter, were disposed of at net book value, including the computer software, which resulted in no gain or loss on disposal.

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

	September 30, 2010	December 31, 2009
Website Development Costs	$437,843	$359,929
Less: Accumulated Amortization	(197,202)	(142,046)
	$240,641	$217,883

The Company capitalized website development costs of $124,350 in the nine months ended September 30, 2010 (year ended December 31, 2009 - $47,804) and recorded $78,374 in accumulated amortization during the nine months ended September 30, 2010 (year ended December 31, 2009 - $123,395).  The Company expensed website development costs of $46,436 and corresponding accumulated amortization of $23,218 related to a domain name that was sold during the period.

NOTE 10 – DEFERRED LEASE INDUCEMENTS

	September 30, 2010	December 31, 2009
Deferred Lease Inducements	$40,276	$55,379
Less: Current Portion	(20,138)	(20,138)
	$20,138	$35,241

NOTE 11 – COMMON STOCK

a)	Authorized

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 per share. No other shares have been authorized.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 11 – COMMON STOCK

b)	Issued

At September 30, 2010, 30,392,316 (December 31, 2009 – 24,026,180) shares were issued and outstanding.

2010

On June 25, 2010, the Company issued 416,136 shares of its common stock with a value of $42,071 to one of its officers, pursuant to a Settlement Agreement and Release as disclosed in Note 18.

On July 23, 2010, the Company completed the first closing of an offering of units.  Each unit consisted of 50,000 shares of our common stock and a 2 year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share.  The purchase price for each unit was $5,000.  As a result of this offering, the Company sold 74 units to 6 investors and issued a total of 3,700,000 shares of its common stock for gross proceeds of $370,000.  See Note 11(e).

On August 4, 2010, the Company completed the second and final closing to the offering of units.  As a result of the second closing, the Company sold 45 units to 6 investors and issued a total of 2,250,000 shares of its common stock for gross proceeds of $225,000.  Total share issue costs paid in relation to these two closings were $4,170.  See Note 11(e).

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

Auctomatic

At December 31, 2008, the Company had reserved 413,604 shares of common stock for future issuance and distribution in relation to the May 22, 2008 merger with Auctomatic. These shares were to be issued to the Auctomatic founders in three equal installments on the three anniversary dates of the consummation of the merger, contingent on the continued employment of the founders with the Company pursuant to the terms of the Merger Agreement. In the first quarter of 2009, one of the Auctomatic founders resigned from the Company. As a result, 137,868 shares reserved for distribution to this individual were released and are no longer issuable.  In the second quarter of 2009, the Company issued 91,912 shares to the remaining two Auctomatic founders pursuant to the Merger Agreement as noted above.

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

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 11 – COMMON STOCK (continued)

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

	2010	2009
Dividend yield	0%	0%
Expected volatility	141.57%	97.02%-124.52%
Risk free interest rate	0.90%	1.29%-1.70%
Expected lives	3.375 years	3.375 years

(i)
On March 25, 2009, the Board of Directors approved a reduction of the exercise price of stock option grants made prior to this date. As a result, all grants issued prior to March 25, 2009 now have an exercise price of $0.65. The stock option grants included in the repricing initially had exercise prices between $0.65 and $3.30. The incremental value of $213,895 relating to the fair values at the date of the reduction in price was expensed in the first quarter of 2009.

(ii)
On March 25, 2009, the Company granted to its full-time employees a total of 115,000 options at an exercise price of $0.30 per share.  These options have a fair value of $0.19 per option granted.  In 2009, 100,000 options were forfeited and to date in 2010, 10,000 options were forfeited.

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
For the nine months ended September 30, 2010

NOTE 11 – COMMON STOCK (continued)

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

(vii)
On August 11, 2010, the Company granted to one of its full-time executives a total of 1,000,000 stock options at an exercise price of $0.10 per share.  These options have a fair value of $0.08 per option.

(viii)	On August 11, 2010, the Company granted to two of its full-time employees a total of 35,000 stock options at an exercise price of $0.10 per share. These options have a fair value of $0.08 per option.

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

The fair value of these options at September 30, 2010 of $4,711,387 (year ended December 31, 2009 - $5,013,896) is recognized on a straight-line basis over a vesting term of 3.375 years and an expense has been recognized in the nine months ended September 30, 2010 of $675,099 (year ended December 31, 2009 - $1,596,847) and included in management fees and employee salaries expense.

On May 22, 2008, the Company reserved 413,604 shares of common stock for future issuance and distribution in relation to the merger with Auctomatic.  These shares were to be issued to the Auctomatic founders in equal installments on the three subsequent anniversary dates of the merger contingent on their continued employment with the Company pursuant to the terms of the Merger Agreement.  As these shares were contingent on future employment, they were considered contingent consideration and are required to be accounted for under ASC 718 as stock-based compensation.  During the first quarter of 2009, 137,868 of these shares were forfeited.  During the second quarter of 2009, 91,912 of these shares were issued out of treasury.  During the third quarter of 2009, the remaining 183,824 shares were forfeited.  See also Note 7 and Note 11(c).  Before August 2009, the shares were valued using the Black Scholes option pricing model at the date of grant using a 3 year term and a 33% forfeiture rate.  Beginning in August 2009, the shares were valued using a 100% forfeiture rate as all of the founders had forfeited their shares.

The fair value of these shares at the time of forfeiture, July 31, 2009, of $1,077,773 was recognized on a straight-line basis over a vesting term of 3 years at the date of grant and accordingly, an expense was recognized in the year ended December 31, 2009 of $105,672 and included in management fees and employee salaries expense.  In August 2009, the forfeiture rate changed to 100% and therefore at December 31, 2009 the fair value was $0.  As a result, there has been no related expense in 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 11 – COMMON STOCK (continued)

d)	Stock Options (continued)

A summary of the option activity under the 2007 Plan during 2009 and 2010 to date is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Fair Value $
Options outstanding, December 31, 2009	2,845,000	0.63	1.38
Granted	1,035,000	0.10	0.08
Exercised	-	-	-
Forfeited or expired	(1,360,000)	0.64	1.28
Options outstanding, September 30, 2010	2,520,000	0..41	0.90

Options vested at September 30, 2010	1,399,584	0.64	1.53

Aggregate Intrinsic Value	$0
Weighted average remaining life	3.24 Years

e)	Common Stock Purchase Warrants

On June 11, 2007, the Company issued 1,000,000 shares of common stock and 1,000,000 common stock share-purchase warrants to a company owned and controlled by the Company’s Chief Executive Officer in exchange for $1,000,000 cash.  The warrants expired on June 10, 2009.

On May 1, 2008, the Company issued 50,000 common stock share-purchase warrants with an exercise price of $2.33 to its investor relations firm in connection with a services agreement.  The Company valued these warrants using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 69.27%; risk-free interest rate of 2.37% and an expected life of 2 years resulting in a fair value of $0.91 per warrant granted, and a total fair value of $45,500.  The warrants expired on May 1, 2010.

In connection with the private placement in November 2008, the Company issued 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.78 expiring November 19, 2010 and 1,627,344 warrants, each for the purchase of one-half share of the Company’s common stock, with an exercise price of $0.91 expiring November 19, 2011.  The Company valued the warrants expiring November 19, 2010 using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 75.24%; risk-free interest rate of 1.09% and an expected life of 1 year.  This resulted in a fair value of $0.09 per warrant.  The Company valued the warrants expiring November 19, 2011 also using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 70.53%, risk-free interest rate of 1.36% and an expected life of 2 years.  This resulted in a fair value of $0.10 per warrant.  The total fair value of both warrants at June 30, 2010 was $43,397 (December 31, 2009 - $250,710).  The warrants issued are contingently redeemable in cash in certain circumstances which may not all be within the Company’s control.  As a result, the accounting treatment for the warrants falls under ASC 815-40-25, and their fair value upon issue of $157,895 was recorded as a liability.  Any future changes to the fair value of the warrants are adjusted to the statement of operations in the period in which the change in fair value occurs.  During the year ended December 31, 2009, the increase to the fair value of the warrants was $92,815 which was charged against corporate general and administrative expenses during the year.  During the nine month period ended September 30, 2010, the decrease to the fair value of the warrants was $241,545 which was charged to corporate general and administrative expenses during the period.  The fair value of the warrants at September 30, 2010 is $9,165.

On July 23, 2010, the Company completed the first closing of a private placement.  Each unit consisted of the right to purchase 50,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $0.15 per share.  The warrants have a term of 2 years.  Each unit was sold at a price of $5,000 and the Company raised a total of $370,000.  As a result of this offering, the Company issued a total of 3,700,000 shares of common stock and warrants for the purchase of 3,700,000 shares of common stock.  These warrants were valued using the Black Scholes option pricing model with the following assumptions: no dividend yield; expected volatility rate of 175.92%; risk-free interest rate of 3.66% and a term of 2 years.  This resulted in a fair value of $160,950 for these warrants, which has been included in equity in the consolidated financial statements.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 11 – COMMON STOCK (continued)

e)	Common Stock Purchase Warrants (continued)

On August 4, 2010, the Company completed the second and final closing to the offering of units.  As a result of the second closing, the Company raised $225,000 and issued a total of 2,250,000 shares of common stock and warrants for the purchase of 2,250,000 shares of common stock.  These warrants were valued using the Black Scholes option pricing model with the following assumptions: no dividend yield; expected volatility rate of 175.92%; risk-free interest rate of 3.66% and a term of 2 years.  This resulted in a fair value of $97,875 for these warrants, which has been included in equity in the consolidated financial statements.

As of September 30, 2010, 9,204,688 warrants (December 31, 2009 - 3,304,688 warrants) to purchase the Company’s common stock remain outstanding as follows:

		Weighted
		Average
		Exercise Price
Warrants	Outstanding	$
Warrants outstanding, December 31, 2007	1,000,000	1.25
Granted May 1, 2008	50,000	2.33
Granted November 19, 2008	1,627,344	0.78
Granted November 19, 2008	1,627,344	0.91
Warrants outstanding and exercisable December 31, 2008	4,304,688	0.96
Granted	-	-
Cancelled or expired	(1,000,000)	1.25
Warrants outstanding and exercisable December 31, 2009	3,304,688	0.87
Granted	5,950,000	0.15
Cancelled or expired	(50,000)	2.33
Warrants outstanding and exercisable September 30, 2010	9,204,688	0.40

Weighted average remaining life	1.40 Years

As of September 30, 2010, the expiry dates of the warrants outstanding are as follows:

	Exercise Price
Outstanding	$	Date of Expiry
1,627,344	0.78	November 19, 2010
1,627,344	0.91	November 19, 2011
3,700,000	0.15	July 23, 2012
2,250,000	0.15	August 4, 2012

9,204,688

NOTE 12 – DOMAIN NAME LEASES AND SALES

2010

On April 6, 2010, the Company entered into an agreement to lease one of its domain names to an unrelated third party for $165,000 less $15,000 in commission.  The terms of the agreement provided for the net amount of $150,000 to be paid in equal installments due April 15, 2010, May 15, 2010 and June 15, 2010.  The Company leased the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name were transferred to the purchaser when full payment was received at the end of the lease term.  All installments were received and the Company transferred the domain name during the quarter ended June 30, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

2010 (continued)

On September 28, 2010, the Company entered into an agreement to sell one of its domain names to an unrelated third party for $60,000.  The collectability of the funds were reasonably assured at quarter end, therefore $60,000 was reported as an accounts receivable at September 30, 2010, and a gain of $21,583 was reported in the third quarter of 2010.

2009

In December 2009, the Company sold two domain names for $152,700 net of commission and the purchase prices were paid in full upon the execution of the agreement.  The resulting $122,327 in net gain was reported in the fourth quarter of 2009.

In December 2009, the Company entered into an agreement to lease two domain names to an unrelated third party for $400,000 less 10% commission.  The terms of the agreement provided for the receipt of this amount in irregular lease payments to be received by May 2010.  The first payment of $40,000 less half of the commission was due upon execution of the agreement, and three installments of $120,000 each (less commission) were due on March 31, 2010, April 30, 2010, and May 31, 2010.  The Company agreed to lease the domain name to the purchaser exclusively during the term of the agreement.  Due to the uncertainty regarding the collectability of the funds in the future, only the first payment received was recorded as a gain on sale of a domain name during the fourth quarter of 2009.  The second payment due on March 31, 2010 was collectible, as it was received after quarter end, and therefore recorded as a gain on sale of a domain name during the first quarter of 2010.  The third and final payments were received during the second quarter of 2010 and therefore recorded as a gain in full during the period.

In August 2009, the Company sold the domain name www.cricket.com.  Due to the uncertainty regarding the collectability of the funds receivable under the sale agreement in the future, the Company recognized the first installment of $250,000 received during the third quarter of 2009 and recognized the second installment of $250,000 during the fourth quarter of 2009.  This second installment was not received by year end, however collectability of the funds was reasonably assured and therefore reported in the calculation of the gain at year end.  These amounts were included in the Company’s analysis under ASC 605-25 as disclosed in Note 6.  Therefore four-sixths of the first installment of $250,000, or $166,667, and one-third of the second installment of $250,000, or $83,333, were recorded as a gain on sales-type lease of a domain name during the 2009 year.  The Company reported the remaining two-sixths of the first installment of $250,000, or $83,333, and the remaining two-thirds of the second installment of $250,000, or $166,667, during the first quarter of 2010.  During this period, the Company also reported the third installment of $250,000 in full as a gain on domain sale, as the term of the multiple elements services agreement had ended.  As a result, the Company reported $500,000 in gains relating to the sale of cricket.com during the first quarter of 2010.

In July 2009, the Company sold three domain names for $725,000 less 10% commission.  The purchase prices were paid in full upon the execution of each agreement.  The resulting $374,887 in net gain was reported in the third quarter of 2009.

On April 15, 2009, the Company sold one domain name to an unrelated third party for $400,000 less 10% commission, resulting in a $261,934 net gain in the second quarter of 2009.

On February 27, 2009 (the “Effective Date”), the Company entered into an agreement to lease one domain name to an unrelated third party for $1,250,000.  The terms of the agreement provided for the receipt of this amount in irregular lease payments over a one-year term.  The first payment of $225,000 was due within 7 days of the Effective Date, $65,000 was due on each of the first to the fifth monthly anniversaries of the Effective Date, $100,000 was due on each of the sixth to the ninth monthly anniversaries of the Effective Date, and $300,000 was due on the first year anniversary of the Effective Date.  The Company was to lease the domain name to the purchaser exclusively during the term of the agreement.  Title and rights to the domain name would be transferred to the purchaser only when full payment was received at the end of the lease term.  If the purchaser defaulted on any payments, the agreement would terminate, funds received to date would be forfeited by the purchaser, and rights to the domain name would return to the Company.  Due to the uncertainty regarding the collectability of the funds in the future, only the amounts received were recorded as a gain on sale of a domain name.  The first three payments were received during the first two quarters of 2009, and therefore $355,000 was recorded as a gain on sales-type lease of domain name in the consolidated financial statements.  In May 2009, the purchaser breached the agreement.  As a result, the purchaser forfeited the $355,000 that had already been paid to the Company as of that date.  Under the terms of the agreement, the Company retained the funds and the domain name.  In August 2009, the Company subsequently sold this domain name to an unrelated third party for $1,100,000 less $110,000 in commission and the purchase price was paid in full upon the execution of the agreement. The resulting gain of $740,000 was reported as a gain on sale of domain name in the third quarter of 2009.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 12 – DOMAIN NAME LEASES AND SALES (continued)

2009 (continued)

On February 24, 2009, the Company sold one domain name to an unrelated third party for $400,000, resulting in a gain of $327,933 in the first quarter of 2009.

NOTE 13 – OTHER EXPENSES

During the second quarter of 2010, the Company incurred $144,240 in severance costs payable to its former VP General Counsel and its former VP Finance as a result of an additional restructuring of the Company’s staffing requirements.  There were no similar costs in the third quarter of 2010.  In the first quarter of 2009, the Company incurred similar restructuring costs of $264,904 consisting of severance payments to the former President and Chief Operating Officer and to other staff terminated in the first quarter as a result of a restructuring of the Company’s staffing requirements.

NOTE 14 – INCOME TAXES

The Company’s operating subsidiary DHI, as well as its subsidiary Importers (until its wind up in 2010), are subject to federal and provincial taxes in Canada.  The Company and its subsidiary, Perfume Inc., are subject to United States federal and state taxes.

As at December 31 2009, the Company and its US subsidiaries have net operating loss carryforwards from previous tax years of approximately $4,320,900 and capital loss carryforwards of $120,000 that result in deferred tax assets.  The Company’s Canadian subsidiaries have non capital loss carryforwards of approximately $7,552,600 that result in deferred tax assets.  These loss carryforwards will expire, if not utilized, through 2029.  The Company’s subsidiary, DHI, also has approximately $417,500 in undepreciated capital costs relating to property and equipment that have not been amortized for tax purposes.  The costs may be amortized in future years as necessary to reduce taxable income.  Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company has a deferred tax liability related to potential taxes owing on potential gains on disposal of our domain name intangible assets.  U.S. GAAP does not permit taxable temporary differences associated with indefinite life intangible assets to be considered as evidence to otherwise reduce a valuation allowance associated with deductible timing differences in the same entity.  The Company has recorded a related deferred tax liability in its consolidated financial statements of $94,610 at September 30, 2010 ($125,207 – at December 31, 2009).  The deferred tax recovery during the nine months ended September 30, 2010 was $30,597 (year ended December 31, 2009 - $81,163).

NOTE 15 – SEGMENTED INFORMATION

In 2009 and to date in 2010, the Company’s operations were conducted in two business segments: eCommerce Products, and Advertising and Other.

During 2008, the Company began offering international shipping on its Perfume.com website.  The operations of Perfume.com are included as the eCommerce Products business segment.  The sales generated from regions other than North America have been immaterial during the nine months ended September 30, 2010 as well as during the year ended December 31, 2009, and therefore no geographic segment reporting is required.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 15 – SEGMENTED INFORMATION (continued)

Revenues, operating profits and net identifiable assets by business segments are as follows:

	Advertising	eCommerce
	& Other	Products	Total
For the nine months ended September 30, 2010	$	$	$
Revenue	61,104	2,173,479	2,234,583
Segment Loss	(860,782)	(1,384,762)	(2,245,544)

As at September 30, 2010	$	$	$
Total Assets	1,162,780	626,681	1,789,461
Intangible Assets	568,922	158,849	727,771

	Advertising	eCommerce
	& Other	Products	Total
For the nine months ended September 30, 2009	$	$	$
Revenue	333,409	4,881,614	5,215,023
Segment Loss	(1,017,954)	(2,422,934)	(3,440,888)

As at September 30, 2009	$	$	$
Total Assets	1,772,290	921,669	2,693,959
Intangible Assets	804,284	158,849	963,133

The reconciliation of the segment loss from operations to net loss as reported in the consolidated financial statements is as follows:

	For the nine months ended	For the nine months ended
	September 30, 2010	September 30, 2009
Segment Loss	$(2,245,544)	$(3,440,888)
Non-Operating Income (Expenses)
Gain on settlement of amounts due regarding Global Cricket Venture	250,000	250,000
Gains from sales and sales-type lease of domain names	1,041,421	2,101,421
Accretion expense	-	(63,300)
Interest expense	(29,348)	(15,251)
Interest and investment income	306	1,558
Foreign exchange gain	(2,822)	(79,357)
Loss of disposal of property and equipment	(13,492)	-
Gain on restructure of Auctomatic payable	-	29,201
Impairment of auction software	-	(590,973)
Net income (loss) before taxes for the period	$(999,479)	$(1,682,589)

Substantially all property and equipment and intangible assets are located in Canada at September 30, 2010.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 16 – COMMITMENTS

Premises Leases

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

CDN $
Remainder of 2010	6,010
2011	25,375
2012	22,036

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

Until June 30, 2010, the Company had leased an office located in the state of Washington, USA on a month-to-month basis for a nominal amount per month.  The Company terminated this lease effective June 30, 2010.  Effective May 20, 2010, the Company’s subsidiary, Perfume Inc., leased shared office space on a month-to-month basis in New York, New York, USA for a nominal amount per month.  The lease is guaranteed by the parent company, Live Current Media Inc. On October 29, 2010 the Company gave notice that it will be terminating the lease for office space in New York effective November 30, 2010.

Effective August 30, 2010, the Company’s subsidiary, Perfume Inc., entered into an agreement with 350 Clark Drive, LLC for 1,400 square feet at 350 Clark Drive, Mt Olive, New Jersey.  The initial term of the lease expires February 28, 2011 and it will automatically renew on a month-to-month basis, unless 60 days notice is given before the end of the lease term.  Pursuant to the terms of the lease agreement, the Company is committed to monthly rent payments of $1,633 per month, plus $175 per month for electrical charges.  The lease is guaranteed by the parent company, Live Current Media Inc.

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

These terms were further renegotiated in August 2009 whereby GCV transferred and assigned to an unrelated third party, Mauritius, all of the rights, title, and interest in and to the IPL MOU, as amended by the Novation Agreement.  Mauritius made the $750,000 payment as required under the Novation Agreement during the third quarter of 2009, therefore Live Current was released from all accrued liabilities under the BCCI MOU.  In order to facilitate the transfer of the Cricket.com website, the Company agreed to provide Mauritius with support services for a period of no more than 6 months, although this period was extended on a month-to-month basis until April 30, 2010.  In exchange for the support services, Mauritius paid certain expenses related to the support services.  Refer to Note 6.  At September 30, 2010, the Company has no further commitments relating to the Global Cricket Venture.

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 16 – COMMITMENTS (continued)

Former Minority Shareholders of DHI

Pursuant to the reverse stock split as disclosed in Note 4, the Company owes three former minority shareholders of DHI a total of $32,741 for their fractional shares.  The funds owing to these shareholders are to be placed aside as they are committed as payment to these shareholders at any time.

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

The Company was served with a complaint that was filed on May 14, 2010 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.  The case is titled “David Jeffs and Richard Jeffs, derivatively on behalf of the Company (plaintiffs) vs. C. Geoffrey Hampson, James Taylor, Mark Benham and Boris Wertz (defendants) and Live Current Media Inc. (nominal defendant)”.  On October 22, 2010, the Company took over as plaintiff in the complaint.  The plaintiff group alleged, among other matters, that (i) the defendant members of the board of directors breached their fiduciary duties of loyalty, trust, good faith and due care by failing to properly supervise Mr. Hampson, and (ii) that Mr. Hampson breached his fiduciary duties and his employment agreement, and defrauded the Company, by failing to devote the time necessary to manage the Company’s business and failing to disclose to the members of the board of directors his activities relating to other businesses.  The plaintiffs have asked the Court for compensatory damages of no less than $50,000,000, punitive damages and attorney’s fees and costs of bringing the action.  The outcome of these legal actions is not determinable and as such any loss or gain, if any, resulting from this litigation is not determinable.  We have accrued $100,000 in the September 30, 2010 financial statements for additional legal costs we expect to incur relating to this action.

On June 17, 2010, four stockholders commenced a legal action against the Company seeking an injunction from the Second Judicial District Court of the State of Nevada ordering the election of directors for the Company at a special meeting of the Company’s stockholders.  On August 26, 2010, the parties stipulated and the Nevada court ordered that an annual general meeting be held on October 12, 2010.  See Note 19.

NOTE 18– RELATED PARTY TRANSACTIONS

2010

On June 16, 2010 the Company signed a Settlement Agreement and Release (“Release”) with its President and Chief Corporate Development Officer, (“President”).  He continued to render services to the Company until September 30, 2010.  Pursuant to the Release, in exchange for the sum of $100 the Company received a release of its obligations under his employment agreement dated November 9, 2007 (except as described below) and any and all claims the President may have related to his employment.  The Company agreed to pay to the President the sum of CDN$200,000 representing bonuses, each in the amount of CDN$100,000, which were due and payable on January 1, 2009 and January 1, 2010.  Of this amount, CDN$75,000, less statutory deductions, was paid with 416,136 shares of our restricted common stock during the quarter ended June 30, 2010.  The balance will be paid over a period of 6 months in equal installments of CDN$20,833.  As of the date of the Release, the President also relinquished his right to any stock options, vested or not vested, granted to him through the Communicate.com Inc. 2007 Stock Incentive Plan.  Refer to Note 11(b).

Live Current Media Inc.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010

NOTE 18– RELATED PARTY TRANSACTIONS (continued)

2010 (continued)

On July 23, 2010, the Company entered into an employment agreement with Paul Morrison, who was appointed the Company’s new President and Chief Operating Officer and the Chief Executive Officer of Perfume Inc.  The employment agreement is for 1 year.  Pursuant to that agreement, Mr. Morrison will receive an annual salary of $130,000.  Mr. Morrison also may receive a cash bonus equal to 50% of his annual salary if approved by the board of directors.  The Company granted an option to Mr. Morrison to purchase 1,000,000 shares of our common stock, vesting in tranches on and after the first anniversary of the date of the agreement.  He will also be granted a number of shares of common stock in Perfume Inc. that on a fully diluted basis is equal to 5% of the outstanding shares.

Effective July 23, 2010, the Company’s Board of Directors approved a Third Amendment to the Employment Agreement (the “Third Amendment”) between the Company and its Chief Executive Officer, (“CEO”), C. Geoffrey Hampson.  The Third Amendment modified the CEO’s base salary from CDN$120,000 per year to CDN$1 per year.

Some of the Company's former directors and officers took part in the Company's offering of units which began in July 2010 and had a final closing in August 2010.  C. Geoffrey Hampson purchased 20 units for $100,000, Paul Morisson purchased 10 units for $50,000, Boris Wertz purchased 2 units for $10,000, and James Taylor purchased 2 units for $10,000. See Note 11(b).

2009

On March 1, 2009, the Company began charging $6,000 per month to a company controlled by its CEO, who was the CEO of both companies.  Live Current provided this company with IT, administrative, and marketing support.  Effective January 1, 2010, the Company ceased providing marketing support and the arrangement was modified to $3,500 per month.  On July 1, 2010, the Company ceased providing IT and accounting services and the arrangement was further modified to $1,500 per month.  Effective August 31, 2010, the Company ceased providing any services and this arrangement ended.  This arrangement allowed Live Current to share its resources while earning revenues for support services.

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

NOTE 19 – SUBSEQUENT EVENTS

The Annual Meeting of Stockholders of the Company was held on Tuesday, October 12, 2010.  The final voting results for each of the proposals submitted to a vote of the stockholders of the Company at the Annual Meeting were certified by the independent inspector of elections on Friday, October 15, 2010.  The Company’s board members prior to the election, C. Geoffrey Hampson, James P. Taylor, Mark Benham and Boris Wertz, were replaced by David Jeffs, Susan Jeffs, Cameron Pan, John da Costa, Carl Jackson, Adam Rabiner and Amir Vahabzadeh.  On October 14, 2010, C. Geoffrey Hampson resigned as the CEO of the Company.  On October 15, 2010, David Jeffs was appointed as the CEO, secretary and treasurer of the Company.

As a result of the change in board members, as well as Mr. Hampson’s resignation and other departures, a total of 1,325,000 stock options granted to the former directors and employees have been forfeited subsequent to quarter-end.

On October 22, 2010, the Company took over as plaintiff in the complaint filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against the defendants C. Geoffrey Hampson, James Taylor, Mark Benham and Boris Wertz.

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

Other factors not currently anticipated by management may also materially and adversely affect our results of operations.  Except as required by applicable law, management does not undertake to publicly release revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

(b)           Business Overview

Through our subsidiary, Domain Holdings Inc. (“DHI”), we own more than 900 domain names covering a range of categories including health and beauty, sports and leisure, “bound.com” domain names such as Shoppingbound.com, Pharmacybound.com and Vietnambound.com, and “.cn” (China) domain names.

We generate almost all of our revenues from Perfume.com.  Through our website at www.perfume.com, we sell brand name fragrances and skin care products directly to consumers.  Some of our other websites generate nominal revenues from the sale of “pay-per-click” advertising.

Perfume.com sells 100% authentic products and provides customers with a satisfaction guarantee.  While we are currently using two suppliers to ship customer orders, we are not dependent on those suppliers for the products that we sell.  The products are supplied by various wholesale suppliers located in the United States and new suppliers can be utilized by simply turning on their electronic inventory feeds.  In 2008, we began shipping our Perfume.com products to selected international markets.  Until then, we shipped only to delivery addresses located in the United States.  Sales to non-U.S. locations, mostly to addresses in Canada and the United Kingdom, have been immaterial since 2008 and are not disclosed separately.

Our Perfume.com website has historically sold brand name fragrances and skin care products directly to consumers at discounted prices well below their manufacturers’ suggested retail prices (“MSRP”).  Recently, our former management decided to implement a new business plan of selling products only at MSRP and to redesign our website just as we headed into our busiest selling season. Our sales continued to decline under this plan and our former management’s direction.  As we do not have the financial resources to fully execute this business plan, we have suspended it and intend to re-focus the business on the discount model while we assess previous management’s MSRP model and re-formulate our business plan.

Our products are described in detail on our website.  We offer our products through an easily navigated website within a transaction-secure environment accepting the usual modes of secure credit card payments, PayPal and Google Checkout.  Products can also be ordered using our toll-free telephone number.

We employ seven full-time salaried employees, four hourly employees, and one consultant in addition to our chief executive officer.  Our principal office is located at #307-780 Beatty Street, Vancouver, British Columbia.  We also lease an office at 350 Clark Drive, Mt Olive, New Jersey.  This lease will terminate at the end of February 2011.  We do not intend to renew this lease.

During 2008, 2009, and the nine month period ended September 30, 2010, our revenues were not sufficient to support our operations.  We expect to make significant progress by cutting costs but will continue to generate losses from operations for the foreseeable future.  Since the end of the 2008 fiscal year, there have been many challenges in raising capital through the sale of our securities and these challenges are on-going.  Financing opportunities have become more expensive and difficult to find.   As a result, management sold some of our non-core domain names to raise funds.  In 2009, we sold eleven domain names, including Cricket.com, for almost $4.2 million.  In the first three quarters of 2010 we sold two domain names for $210,000.  We may elect to sell more non-core domain names if the opportunity arises.  The proceeds from any future sales will help meet our working capital needs as we work to achieve positive cash flows.

In 2008, we had a significant net loss and significant cash outflows.  In late 2008 and early 2009 we instituted cost-cutting measures, which continue to this date.  These include laying off staff and terminating consulting and investor relations contracts.  As a result of these efforts, our net cash outflows are continuing to decrease.

Our former chief executive officer amended his employment agreement to reduce his annual base salary from CDN$300,000 to CDN$120,000 effective February 1, 2009, agreed that the eight months of salary payable between February 1 and September 30, 2009, which totalled CDN$80,000, would be decreased to CDN$72,000, and further reduced his salary on July 23, 2010 to CDN$1 per year.  He resigned on October 14, 2010.

For the immediate future, we do not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities.  Instead, if we find these activities to be necessary to our business, we intend to enter into relationships with strategic partners who conduct such activities.

RECENT DEVELOPMENTS

Changes in Management and Board of Directors

The annual meeting of our stockholders was held on Tuesday, October 12, 2010.  The final voting results for each of the proposals submitted to the vote of our stockholders were certified by the independent inspector of elections on Friday, October 15, 2010.  The vote resulted in the election of a new board consisting of seven directors as of October 15, 2010: David Jeffs, Susan Jeffs, Cameron Pan, John da Costa, Carl Jackson, Adam Rabiner and Amir Vahabzadeh.  C. Geoffrey Hampson resigned as our chief executive officer on October 14, 2010.  On October 15, 2010, the new board appointed David Jeffs as our chief executive officer, chief financial officer, secretary and treasurer of the Company.  He was subsequently appointed to replace C. Geoffrey Hampson as an officer of our subsidiaries.

Mr. Jeffs has agreed to accept compensation of $1 per year and the recovery of his out-of-pocket expenses until he has determined our financial condition and re-formulated our business plan.

Unit Offering

On July 23, 2010 we completed the first closing of an offering of units.  Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share for two years.  Each unit was sold for $5,000.  As a result of this offering, we raised $370,000 and issued 3,700,000 shares of our common stock and warrants for the purchase of 3,700,000 shares of our common stock.

On August 4, 2010 we completed the second and final closing to the offering of units.  As a result of the second closing, we raised $225,000 and issued 2,250,000 shares of common stock and warrants for the purchase of 2,250,000 shares of common stock.

The units have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Perfume.com

At the end of the third quarter, our former management decided to transfer Perfume.com and all of the assets and business associated with it to a wholly owned subsidiary, Perfume.com Inc., a Delaware company that was formed for the purpose of merging with Auctomatic.  None of the assets had been transferred by the time that our new management assumed office on October 15, 2010. As we do not have the financial resources to execute the business plan for which this transaction was structured, the parties have rescinded the transaction as of September 28, 2010 and are reviewing the options in conjunction with the formulation of a new business plan.

Reverse Stock Split in Domain Holdings Inc.

Until September 28, 2010, DHI had 62,635,383 shares of common stock issued and outstanding, of which 61,478,225 shares, or approximately 98.2% of the outstanding shares, were held by Live Current.  On this date, DHI held a special meeting of its shareholders and approved the consolidation of all issued and outstanding common shares in the capital of DHI on a 1,000,000:1 basis and the repurchase by DHI of any fractional common shares resulting from the consolidation.  As a result of this consolidation, DHI has 61 common shares issued and outstanding, all owned by Live Current.  The repurchase of fractional common shares from former DHI shareholders resulted in our accrual of $32,741 due to the former shareholders of DHI, which has been adjusted to the NCI and to our additional paid-in capital during the quarter.  See Note 5 to our consolidated financial statements.

Exit from Karate LLC

On May 15, 2009, we signed an agreement with Domain Strategies, Inc., an internet development and management company, and Develep, a partnership, to jointly establish Karate, LLC for the purpose of developing, managing and monetizing our Karate.com domain name.  After additional consultation with Domain Strategies, Inc. and Develep, we agreed to discontinue this venture and on August 11, 2010, we signed a termination agreement pursuant to which the Karate.com domain name was returned to us.  Karate, LLC is being dissolved.

Auctomatic

In August 2009, we reached an agreement with 12 of the 18 Auctomatic shareholders to convert $424,934 of the $800,000 payable to them into convertible notes (the “Convertible Notes”) bearing interest at 10% (the “Note Holders”). The payment due date was May 22, 2010.  We have not yet repaid the Convertible Notes, however Note Holders representing a principal amount of $138,494 cancelled their Convertible Notes in exchange for new notes as disclosed below.  We still owe the individuals who did not cancel their Convertible Notes principal of $286,440 plus accrued interest.

The remaining five Auctomatic shareholders, who represent a total principal amount of $375,066 of the original $800,000, did not accept this offer.  The majority of this balance, or approximately $334,000, was owing to two founders of Auctomatic.  In August 2009, we reached an agreement with these individuals to terminate their employment with us.  Under their severance agreements, we agreed to pay the amounts owed to them as at August 2009 at a 10% discount to face value.  We paid these amounts in installments.  During the third quarter of 2009, we also paid them a total of $60,000 of severance costs due pursuant to the terms of their employment agreements.  These severance costs were recovered through the agreement for support services described above.  In consideration of these payments, these individuals each agreed to forfeit their rights to 91,912 shares of Live Current common stock that were due to be issued to each of them in May 2010 and May 2011 under the original agreement.  As a result, we owe the other four Auctomatic shareholders $40,841 at September 30, 2010.

On May 26, 2010 we completed an offer to the Note Holders.  Seven of the Note Holders accepted the offer and are referred to in this report as the “New Note Holders”.  The New Note Holders agreed to the cancellation of their Convertible Notes, which represented a total principal amount of $138,494, and accepted new promissory notes (the “May 2010 Notes”) in place of their Convertible Notes.  The May 2010 Notes require us to make payments of principal plus 8% interest over a period of three years in 12 equal quarterly installments, beginning on June 1, 2010.  We have paid the June 1, 2010 and September 1, 2010 installments.  Any unpaid principal and accrued interest must be paid on the maturity date, which is May 22, 2013.  We can prepay the principal amount, in whole or in part, at any time or from time to time, without premium or penalty due.

(c)           Selected Financial Data

The following selected financial data were derived from our unaudited interim consolidated financial statements for the period ended September 30, 2010.  The information set forth below should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Expressed in US Dollars	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
SALES
Health and beauty eCommerce	$624,088	$1,498,265	$2,173,479	$4,881,614
Sponsorship revenues	-	218,672	-	218,672
Domain name advertising	4,342	19,345	27,076	66,715
Miscellaneous income	1,543	21,454	34,028	48,022
Total Sales	629,973	1,757,736	2,234,583	5,215,023

COSTS OF SALES
Health and Beauty eCommerce	364,004	1,183,479	1,396,041	3,885,845
Total Costs of Sales (excluding depreciation and amortization as shown below)	364,004	1,183,479	1,396,041	3,885,845

GROSS PROFIT	265,969	574,257	838,542	1,329,178

OPERATING EXPENSES
Amortization and depreciation	14,803	21,314	45,719	217,726
Amortization of website development costs	26,124	28,967	78,373	95,036
Corporate general and administrative	316,943	138,409	707,348	676,064
ECommerce general and administrative	111,764	63,461	251,329	217,348
Management fees and employee salaries	376,977	760,631	1,588,715	2,950,887
Corporate marketing	2,324	4,042	2,438	14,036
ECommerce marketing	76,962	107,678	265,924	334,065
Other expenses	-	-	144,240	264,904
Total Operating Expenses	925,897	1,124,502	3,084,086	4,770,066

NON-OPERATING INCOME (EXPENSES)
Gain on settlement of amounts due regarding Global Cricket Venture	-	125,000	250,000	375,000
Gain from sales and sales-type lease of domain names	21,583	1,156,554	1,041,421	2,101,421
Accretion interest expense	-	-	-	(63,300)
Interest expense	(8,590)	(10,723)	(29,348)	(15,251)
Interest and investment income	8	3	306	1,558
Impairment of Auction Software	-	-	-	(590,973)
Foreign exchange loss	(12,226)	(88,058)	(2,822)	(79,357)
Loss on disposal of property and equipment	(2,778)	-	(13,492)	-
Gain on restructure of Auctomatic payable	-	29,201	-	29,201
Total Non-Operating Income (Expenses)	(2,003)	1,211,977	1,246,065	1,758,299

NET INCOME (LOSS) BEFORE TAXES	(661,931)	661,732	(999,479)	(1,682,589)

Deferred tax (expense) recovery	4,994	64,732	30,597	77,214

CONSOLIDATED NET INCOME (LOSS)	(656,937)	726,464	(968,882)	(1,605,375)

ADD: NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,600	(23,337)	18,428	(12,385)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR
THE PERIOD ATTRIBUTABLE TO LIVE CURRENT MEDIA INC.	$(650,337)	$703,127	$(950,454)	$(1,617,760)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$(0.03)	$0.03	$(0.04)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Basic	25,187,591	23,593,205	25,187,591	23,593,205

Diluted Net Income (Loss) attributable to Live Current Media Inc. common stockholders	$(0.03)	$0.03	$(0.04)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Diluted	25,187,591	26,011,464	25,187,591	23,593,205

BALANCE SHEET DATA
	September 30, 2010	December 31, 2009
Assets
Current Assets	$579,915	$1,214,924
Property & equipment	174,442	231,327
Website development costs	240,641	217,883
Intangible assets	727,771	963,133
Goodwill	66,692	66,692
Total Assets	$1,789,461	$2,693,959

Liabilities
Current Liabilities	$1,425,738	$2,431,249
Deferred income tax	94,610	125,207
Deferred lease inducements	20,138	35,241
Warrants	9,165	250,710
Long-term portion of notes to shareholders of Auctomatic	64,859	-
Other long-term liabilities	17,022	-
Total Liabilities	1,631,532	2,842,407

Stockholders' Equity (Deficit)
Common Stock	21,701	15,335
Common stock purchase warrants	258,825	-
Additional paid-in capital	17,615,065	16,595,072
Accumulated deficit	(17,737,662)	(16,787,208)
Total Live Current Media Inc. stockholders' equity (deficit)	157,929	(176,801)
Non-controlling interest	-	28,353
Total Stockholders' Equity (Deficit)	157,929	(148,448)
Total Liabilities and Stockholders' Equity	$1,789,461	$2,693,959

(d)           Results of Operations

Sales and Costs of Sales

Quarter over Quarter Analysis

Overall, combined sales in the third quarter of 2010 totaled $629,973 compared to combined sales of $1,757,736 in the third quarter of 2009, a decrease of 64.2%.  This significant decrease was almost entirely driven by the decrease in sales at Perfume.com, as well as the fact that the third quarter of 2009 included $218,672 in sponsorship revenues that we do not expect to recur.  Overall, our Perfume.com sales represented 99.1% of total revenues in the third quarter of 2010, compared to 97.4% of total revenues, not including sponsorship revenues, in the third quarter of 2009.  As noted in the discussion titled “Health and Beauty eCommerce Sales” below, sales declined due to the changes we made to our website, the reduction in the number of products offered, and the increases in our prices as we began implementing our new marketing strategy in early 2010.

Costs of sales were $364,004 in the third quarter of 2010 compared to $1,183,479 during the third quarter of 2009, a decrease of 69.2%, consistent with the decline in revenues as noted above.  This resulted in an overall gross margin in the third quarter of 2010 of $265,969, or 42.2%, compared to a gross margin of $574,257, or 32.7% including sponsorship revenues and $355,585, or 23.1% not including sponsorship revenues in the third quarter of 2009.  This increase in the overall gross margin in the third quarter of 2010 over the third quarter of 2009 is primarily due to former management’s focus on increasing product sale prices and decreasing discounts on our Perfume.com website as discussed below.

Period over Period Analysis

Total sales reported for the year to date at September 30, 2010 decreased by $2,980,440, or 57.2%, including sponsorship revenues, over the same period of 2009.  The decrease excluding sponsorship revenues was $2,761,768, or 55.3%.  The decrease was primarily due to former management’s change in strategy in March 2010 that resulted in a decline in Perfume.com revenues.  The decrease in costs of sales period over period of $2,489,804, or 64.1% is also consistent with the decline in our eCommerce business, which yielded higher gross margins for the period.  Overall gross margin in the nine months ended September 30, 2010 was 37.5% compared to 25.5% including sponsorship revenues and 22.2% excluding sponsorship revenues in the same period last year.

Health and Beauty eCommerce Sales

Our Perfume.com sales result from the sale of fragrances and designer skin care products.  Our health and beauty eCommerce product sales through our Perfume.com website accounted for nearly all of our eCommerce sales since 2008 and we expect that this will continue in the short term.  While our margins have improved, our sales have declined dramatically due to former management’s strategy of decreasing the number of products offered, limiting discounts, and increasing our prices as it began implementing its new business plan in March 2010. We intend to review these policies and develop a business plan that seeks to increase sales and contain costs.

The following tables summarize our revenues and margins from the sale of health and beauty products during each quarter since January 1, 2009.

Quarter Ended	Total Quarterly Sales	Average Daily Sales

March 31, 2010	$873,959	$9,711
June 30, 2010	675,432	7,422
September 30, 2010	624,088	6,784
Fiscal Year-to-Date 2010	$2,173,479	$7,961

March 31, 2009	$1,720,167	$19,113
June 30, 2009	1,663,182	18,277
September 30, 2009	1,498,265	16,285
December 31, 2009	2,334,865	25,379
Fiscal Year 2009	$7,216,479	$19,771

	Quarterly Gross	Quarterly Gross
Quarter Ended	Margins	Margin %

March 31, 2010	$243,113	27.8%
June 30, 2010	274,241	40.6%
September 30, 2010	260,084	41.7%
Fiscal Year-to-Date 2010	$777,438	35.8%

March 31, 2009	$333,548	19.4%
June 30, 2009	347,435	20.9%
September 30, 2009	314,786	21.0%
December 31, 2009	543,705	23.3%
Fiscal Year 2009	$1,539,474	21.3%

Quarter over Quarter Analysis

Perfume.com revenues decreased to $624,088 in the third quarter of 2010 compared to $1,498,265 in the third quarter of 2009.  Daily sales averaged $6,784 in the third quarter of 2010 compared to $16,285 per day in the third quarter of 2009.  This decrease was due to former management’s shift in strategy away from discount pricing to full retail pricing.  In 2008 and 2009, we focused on increasing revenues through pay-per-click advertising and the aggressive use of coupons and discounts which resulted in a decrease in our gross margin ratios.  In 2009, the strategy changed to increase gross margins by limiting the use of discounts and coupons, and to increase the sales prices of products on our website in small increments.  At the end of the first quarter of 2010, we altered the strategy and increased the selling prices to full MSRP.  As a result, our margins increased, but our revenues declined substantially.

Our costs of shipping and purchases totaled $364,004 in the third quarter of 2010 as compared to $1,183,479 in the third quarter of 2009.  This produced a gross margin of $260,084 or 41.7% in the third quarter of 2010, an increase of over 20 compared to $314,786 or 21.0% in the third quarter of 2009.

Period over Period Analysis

Perfume.com revenues decreased by 55.5% to $2,173,479 in the nine months ended September 30, 2010 from $4,881,614 in the same period of 2009.  Daily sales of $7,961 in the first three quarters of 2010 are down from daily sales of $17,816 in the first three quarters of 2009.  This decrease was due to former management’s shifting its focus to increasing gross margins at the expense of gross revenues by increasing its sales prices to MSRP.  We do not expect to continue this strategy.

Our costs of shipping and purchases decreased by 64.1% to $1,396,041 in the nine months ended September 30, 2010 from $3,885,845 in the same period of 2009.  This resulted in a gross margin during the first three quarters of 2010 of $777,438 or 35.8% compared to $995,769 or 20.4% in the first three quarters of 2009, a gain of over 15 percentage points for the period.  Although our Perfume.com revenues decreased by over $2.7 million period over period, the dollar value of our gross margins only decreased by $218,331.

Over the next several quarters, management intends to seek equilibrium between sales prices and costs of sales for a healthier margin and an increase in sales rather than a decrease.

Advertising

Quarter over Quarter Analysis

In the third quarter of 2010, we generated advertising revenues of $4,342 compared to $19,345 in the third quarter of 2009, a decrease of $15,003 or 77.6%.  Advertising revenues have decreased every quarter since 2008 primarily as a result of the termination of a large advertising contract in early 2008 due to its restrictive conditions, but also as a result of the sale of domain names from which we received advertising revenues.  In the third quarter of 2010, advertising accounted for less than 1% of total revenues, a slight decrease compared to 1.1% of total revenues in the third quarter of 2009.  We expect that advertising revenues will continue to account for a small percentage of total revenues in the next few quarters.

Period over Period Analysis

During the nine months ended September 30, 2010, our advertising revenues were $27,076 compared to $66,715 in the same period of 2009, a decrease of 59.4%.  These revenues accounted for 1.2% of total revenues during the period ended September 30, 2010 consistent with 1.3% during the same period in 2009. As noted above, we have sold many of the domain names that earned advertising revenues during the last two years.

Sponsorship Revenues

In the third quarter of 2009, we collected revenues from sponsorships related to past cricket tournaments, totaling $218,672, that we earned under prior agreements relating to the Cricket.com website.  We had no similar revenues in 2010.

Miscellaneous Income

In early 2009, we implemented a new cost-sharing arrangement with a related party whereby we would earn $6,000 per month for providing administrative, technical, and other services.  Effective January 2010, the arrangement was reduced to $3,500 per month, and effective July 2010, it was further reduced to $1,500 per month.  This arrangement ended effective August 31, 2010.  This income was included in miscellaneous and other income on our consolidated statements of operations.

Domain Name Leases and Sales

By selling some of our domain names, we have raised funds in order to provide liquidity.  We continue to evaluate expressions of interest from domain name buyers, and to search for other domain names that would complement either the advertising or eCommerce businesses.  We completed 11 sales or sales-type leases of domain names in 2009, and one sales-type lease and one sale of a domain name in the nine months ended September 30, 2010.

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

	Corporate	eCommerce	Total	As a % of
Quarter Ended	G&A	G&A	G&A*	Total Sales

March 31, 2010	$109,882	$76,661	$186,543	20.5%
June 30, 2010	280,523	62,904	343,427	49.3%
September 30, 2010	316,943	111,764	428,707	68.1%
Fiscal Year-to-Date 2010 Totals	$707,348	$251,329	$958,677	42.9%

March 31, 2009 (as restated)	$361,123	$80,220	$441,343	25.2%
June 30, 2009	176,532	73,668	250,200	14.7%
September 30, 2009	138,409	63,461	201,870	13.1%	**
December 31, 2009	327,987	101,806	429,793	18.0%	**
Fiscal Year 2009 Totals	$1,004,051	$319,155	$1,323,206	17.9%	**

* Excluding foreign exchange gain or loss which was reported as part of G&A expenses until Q4 2009
**Excluding Cricket.com sponsorship revenues

Quarter over Quarter Analysis

In the third quarter of 2010, we recorded total general and administrative expense of $428,707 or 68.1% of total sales as compared to $201,870 or 13.1% of total sales in the third quarter of 2009, not including any effect from sponsorship revenues, an increase of $226,837 or 112.4%. This total includes corporate and eCommerce related general and administrative costs.  Although this quarter saw substantial general and administrative expenses, we expect general and administrative expenses to decrease as a percentage of revenue as the eCommerce business grows and as continued efforts are made to cut costs, and we expect to maintain general and administrative costs well below 20% of total sales.

Corporate general and administrative costs of $316,943 have increased from $138,409 in the third quarter of 2009 by $178,534, or 129%.  Included in corporate general and administrative costs in the third quarter of 2010 were legal costs of approximately $167,700 that were incurred in relation to the consolidation of DHI shares, research and documentation required regarding the potential transfer of the Perfume assets from our Canadian subsidiary to our US subsidiary, and increased SEC filings relating to our annual general meeting.  This accounted for most of the increase of our corporate general and administrative costs.  Most of our expenses such as office rent, automobile expenses, financing, meals and entertainment, domain name renewals, office supplies, telephone and travel and accommodations decreased by approximately $79,700.  However, these savings were offset by increased costs in the third quarter of 2010 over the third quarter of 2009 of approximately $7,800 in software costs and $48,300 in accounting costs.  The revaluation of warrants to fair value at quarter end resulted in an increase to the expense in the third quarter of 2010 of approximately $35,500.  We have also seen the Canadian dollar strengthen in 2010 against the US dollar, which has contributed to the increase in expenses reported in corporate general and administrative, since these expenses, such as rent expense are incurred in Canadian dollars.  In total, corporate general and administrative expenses accounted for 50.3% of total revenues in the third quarter of 2010, although excluding the additional legal fees during the quarter of $167,700, these expenses accounted for just 23.7% of revenues, compared to 11.5% in the third quarter of 2009.  Management expects that these expenses will continue to decrease as we continue to cut costs, as most of the increases to these expenses during the quarter are non-recurring.  We believe that these expenses should account for approximately 20% of total sales.

ECommerce general and administrative costs, which totaled $111,764 in the third quarter of 2010, increased by $48,303, or 76.1%, over the third quarter of 2009 primarily due to a $24,000 increase in travel and accommodation costs resulting from establishing offices in New York and New Jersey as well as start-up costs relating to the change to our business strategy, an increase of $8,100 in office supplies which related primarily to supplying the new offices, an $18,900 increase in outsourced costs to maintain the servers for Perfume.com, an $11,100 increase in domain renewal costs, and an $8,900 increase in telephone expenses.  These increases in costs were offset by a $23,700 decrease in merchant fees.  These expenses represented 17.9% of eCommerce sales in the third quarter of 2010 compared to 4.2% in the third quarter of 2009.   Although the expenses increased as a percentage of eCommerce revenues quarter over quarter and the expenses during the third quarter of 2010 were higher than usual, management expects the actual expenses to decrease in the future primarily due to overall cost cutting measures.

Period over Period Analysis

In the nine months ended September 30, 2010, we recorded total general and administrative expense of $958,677 or 42.9% of total sales as compared to $893,412 or 17.9% of total sales in the same period of 2009, an increase of $65.265 or 7.3%.  Management has actively curtailed spending since early 2009, and expects this trend to continue throughout the remainder of the year.  However, the increases during the period are primarily due to increased legal costs incurred in the proxy contest related to the annual general meeting.

Corporate general and administrative costs in the nine months ended September 30, 2010 of $707,348 have increased by $31,284, or 4.6%, compared to $676,064 spent in the same period of 2009.  We incurred an increase of approximately $340,200 in legal and accounting costs, primarily due to legal costs and SEC filings relating to the proxy contest.  Other increases in these expenses were attributed to increases of approximately $11,400 in IT consulting, $8,200 in insurance premiums, and $20,000 in costs relating to our preparation for our annual general meeting. These higher costs were offset by decreases of $27,000 in automobile expenses, $24,000 in financing costs and $16,800 in meals and entertainment.  The decreases in these expenses were due to management’s focus in 2009 and 2010 on cutting costs as well as the decrease in the number of persons we employed in the last year.  In addition, some significant costs that were expensed during the nine months ended September 30, 2009, including approximately $30,000 in payments made in cash and common stock for investor relations services, $21,095 in expenses related to our Cricket venture, as well as an additional $11,600 in sponsorship commission expenses, did not exist in 2010.  The fair value revaluation of our warrants at quarter end caused a decrease in corporate general and administrative expenses of $223,300.  We have also seen the Canadian dollar strengthen in 2010 against the US dollar.  This has contributed to the increase in expenses reported in the corporate general and administrative category, as many of these expenses are incurred in Canadian dollars.  These expenses accounted for 31.7% of total revenues in the period ended September 30, 2010, compared to 13.0% in the same period of 2009.

ECommerce general and administrative costs, which totaled $251,329 in the nine months ended September 30, 2010, increased by $33,981, or15.6%, over the $217,348 expensed in the same period of 2009.  During the first three quarters of 2010, we had increases of $18,900 in outsourced IT maintenance costs, $14,200 in telephone expense, $16,400 in-office related expenses, $7,000 in domain renewal costs and $44,800 in travel, accommodation, and meals and entertainment costs related to the change in our business strategy.  We also reduced, period over period, $67,900 in merchant fees due to decreased sales in 2010.  Again, the strengthening Canadian dollar in 2010 affected our accounts.  These expenses represented 11.6% of eCommerce sales in the period ended September 30, 2010 compared to 4.5% in the same period of 2009.

Management Fees and Employee Salaries

The following table details the breakdown of our management fees and employee salaries expense during each quarter since January 1, 2009.

	Total	Accrued	Stock-Based	Normalized
Quarter Ended	Expense	Bonuses	Compensation	Expense

March 31, 2010	$698,351	$9,555	$323,802	$364,994
June 30, 2010	513,387	-	201,088	312,299
September 30, 2010	376,977	-	150,209	226,768
Fiscal Year-to-Date 2010 Totals	$1,588,715	$9,555	$675,099	$904,061

March 31, 2009 (as restated)	$1,193,595	$8,919	$610,342	$574,334
June 30, 2009	996,661	10,427	452,487	533,747
September 30, 2009	760,631	12,177	353,331	395,123
December 31, 2009	632,401	7,898	286,359	338,144
Fiscal Year 2009 Totals	$3,583,288	$39,421	$1,702,519	$1,841,348

Quarter over Quarter Analysis

In the third quarter of 2010, we incurred total management fees and staff salaries of $376,977 compared to $760,631 in the third quarter of 2009.  This amount includes stock-based compensation of $150,209 in the third quarter of 2010 and $353,331 in the third quarter of 2009.  Stock-based compensation expense has continued to decrease due to the termination of several employees over the last 18 to 24 months.  The management fees and staff salaries expense in the third quarter of 2009 also includes $12,177 in accrued special bonuses.  Excluding the amounts for bonuses and stock-based compensation, normalized management fees and employee salaries expense in the third quarter of 2010 was $226,768 compared to $395,123 in the third quarter of 2009.  This decrease of $168,355, or 42.6%, over the third quarter of 2009 was primarily due to the fact that we terminated several employees prior to the end of the second quarter of 2010.  We have successfully cut these expenses substantially compared to 2008 and 2009, and we expect these expenses to continue to decrease substantially during the remainder of the year.

Management fees and staff salaries, excluding stock-based compensation and accrued bonuses, have been consistently decreasing quarter over quarter in 2009 and 2010.  These expenses represented 36.0% of total revenues in the third quarter of 2010 as compared to 25.7% in the third quarter of 2009, without any reference to sponsorship revenues.  The percentage increase is due to the substantial decrease quarter over quarter in revenues.  The decreasing trend to these expense amounts is a result of lay-offs and other active measures to cut costs.  We expect to continue these measures through 2010.

Period over Period Analysis

During the nine months ended September 30, 2010, we incurred total management fees and staff salaries of $1,588,715 compared to $2,950,887 in the comparative period of 2009, a decrease of 46.2%.  This amount includes stock-based compensation of $675,099, which is less than half of the stock-based compensation expensed in the same period of 2009 of $1,416,160.  The 2010 period also includes $9,555 in accrued amounts for special bonuses to management compared to $31,523 in the first three quarters of 2009.  Excluding these amounts, normalized management fees and employee salaries expense was $904,061 in the nine months ended September 30, 2010 compared to $1,503,204 in the same period of 2009, resulting in a decrease of 39.9% period over period.  This decrease was primarily due to the fact that we terminated several employees in early 2009 and 2010, as well as decreased costs related to our activities in Cricket.  Cricket related expenses included in management fees and salaries in the nine month period ended September 30, 2009 were $424,425, while there were no such expenses in 2010.  In August 2009, we terminated our activities related to the Cricket venture.

Marketing

We generate internet traffic through paid search, email and affiliate marketing.  We pay marketing costs related to search and email in order to drive traffic to our various websites.  We pay our affiliates sales commissions if they deliver traffic to Perfume.com that results in a successful sale.

	Corporate	eCommerce	Total	As a % of
Quarter Ended	Marketing	Marketing	Marketing	Total Sales

March 31, 2010	$85	$79,799	$79,884	8.8%
June 30, 2010	29	109,163	109,192	15.7%
September 30, 2010	2.438	76.962	79.286	12.6%
Fiscal Year-to-Date 2010 Totals	$2,438	$265,924	$268,362	12.0%

March 31, 2009 (as restated)	$3,771	$111,422	$115,193	6.6%
June 30, 2009	6,221	114,965	121,186	7.1%
September 30, 2009	4,044	107,678	111,722	7.3%	**
December 31, 2009	-	246,266	246,266	10.3%	**
Fiscal Year 2009 Totals	$14,036	$580,331	$594,367	8.0%	**

**Excluding Cricket.com sponsorship revenues

Quarter over Quarter Analysis

We acquire internet traffic by pay-per-click, email and affiliate marketing.  In the third quarter of 2010, we incurred total marketing expenses of $79,286, or 12.6% of total revenues, compared to $111,720, or 6.4% of total revenues in the third quarter of 2009.

Included in this total were corporate marketing expenses of $2,324 in the third quarter of 2010 compared to $4,042 in the third quarter of 2009.  These amounts have remained consistently low throughout 2009 and 2010, and are expected to remain low in the near future.  In the third quarter of 2009, expenses related to Cricket totaled $6,787.

ECommerce marketing expenses in the third quarter of 2010 were $76,962, or 12.3% of eCommerce sales, compared to $107,678, or 7.2%, in the third quarter of 2009.  These expenses have been semi-consistent since mid-2008 due to increased effective email marketing campaigns for Perfume.com, but also have been decreasing due to management’s attempts at cutting costs.  The increase in the percentage of eCommerce marketing expenses over eCommerce sales has increased only because revenues have declined significantly quarter over quarter.  We believe that customer acquisition is the key to accelerating growth, and direct, measurable marketing vehicles like search, email, and affiliates account for the largest part of these marketing expenditures.

Period over Period Analysis

During the first three quarters of 2010, we incurred $268,362 in total marketing costs, or 12.0% of total revenues, compared to $348,101, or 7.0% of total revenues in the same period of 2009.

Included in this total was $2,438 in corporate marketing expenses in the 2010 period compared to $14,036 in the 2009 period, a decrease of $11,598.  This decrease was due to a reduction of nearly $13,000 in public relations services, offset by an increase of $1,400 in general advertising costs compared to 2009.  Corporate marketing costs in both periods account for a small percentage of total revenues.

ECommerce marketing expenses during the nine month period ended September 30, 2010 were $265,924 compared to $334,065 in the comparative period in 2009.  The decrease of $68,141 or 20.4% period over period was due to decreases of approximately $100,000 in pay-per-click advertising and $35,100 in affiliate advertising campaigns and comparison shopping advertising, offset by increases of $31,200 for analytic software and $34,500 in content development, blogging, and other such eCommerce related advertising on the Perfume.com website as management continues to explore cost-effective ways to drive revenues and traffic.  ECommerce marketing costs in the first three quarters of 2010 accounted for 12.0% of eCommerce sales compared to 6.4% in the first three quarters of 2009.  We reasonably expect eCommerce marketing costs to remain less than 10% of eCommerce sales once the eCommerce business grows and revenues begin to scale.

Our website’s search rankings currently perform adequately however we believe that targeted keywords advertising at opportune times will bring additional traffic to Perfume.com.

Other Expenses

There were no other expenses in the third quarter of 2010.  During the second quarter of 2010, we incurred $144,240 in severance costs payable to our former vice president general counsel and our former vice president of finance as a result of additional restructuring of our staffing requirements.  In the first quarter of 2009, we incurred similar restructuring costs of $264,904 consisting of severance payments to our former president and chief operating officer and to other staff terminated in the first quarter as a result of restructuring our staffing requirements.  We had no such expenses during the remainder of 2009.

Global Cricket Venture

We incurred $227,255 in the first quarter of 2009, $155,968 in the second quarter of 2009, and $68,774 in the third quarter of 2009 relating to Global Cricket Venture, sometimes referred to in this report as “GCV”.  We ceased incurring such costs after August 2009 when we entered into an agreement to sell Cricket.com, as discussed below.  These costs relate to, but are not limited to, expenditures for business development, travel, marketing, consulting, and salaries.  As such, the costs have been reported as $6,787 of corporate marketing, $424,425 of management fees and employee salaries, and $21,095 of corporate general and administrative expenses.

On March 31, 2009, the Company, GCV, the BCCI and the IPL amended the various memoranda of understanding (“MOUs”) that we had entered into on April 16, 2008.  The Company and the BCCI jointly entered into a Termination Agreement, which terminated the BCCI Memorandum.  On the same date, the Company, GCV and the BCCI, on behalf of the IPL, entered into a Novation Agreement with respect to the IPL Memorandum.  Under the Novation Agreement, the combined $1 million that we owed to the BCCI and the IPL at December 31, 2008 was reduced to $500,000, consisting of $125,000 owed to the BCCI and $375,000 owed to the IPL.  We accounted for our financial obligations to the BCCI and IPL based on the schedule of payments included in the MOUs by accruing individual payments as liabilities based on the payment schedule, and expensed such payments in the related period as a current expense as the minimum guaranteed payments owing to the BCCI and IPL had no future benefit to the Company.  The responsibility for this payment was assumed by, and the benefits associated with the MOU formerly held by the Company were transferred to, GCV through the Novation Agreement.  During the first quarter of 2009, the Company also accrued the payment of $625,000 that it was due to pay to the BCCI on January 1, 2009.  As a result of the Novation Agreement, the consolidated financial statements for the year ended December 31, 2009 reflected a gain on settlement of GCV related payments of $750,000.

Subsequently, in August 2009, GCV transferred and assigned to an unrelated third party (“Mauritius”) all of its interest in the original MOU with the IPL, as amended by the Novation Agreement that was signed on March 31, 2009.  Pursuant to this agreement, Mauritius assumed the liability of all past and future obligations and liabilities of GCV arising from the original MOU, as amended by the Novation Agreement.  As a result, Mauritius assumed and paid the $750,000 that we owed to the BCCI and IPL during the third quarter of 2009.

We also agreed to sell the Cricket.com domain name, along with the associated website, content, copyrights, trademarks, etc., to Mauritius for consideration of four equal payments of $250,000 each.  In order to facilitate the transfer of the cricket.com website, we agreed to provide Mauritius with support services for 6 months, from September 2009 to February 2010 (the “Transition Period”).  In exchange for the support services, Mauritius agreed to pay certain expenses related to the support services.  The Cricket.com domain name remained the property of the Company until all payments were received.  At December 31, 2009, collectability of the two installments receivable in February and May 2010 was not reasonably assured, therefore we recognized the first two $250,000 installments in 2009 in our calculation of the gain on sales-type lease of Cricket.com as discussed below.  By June 30, 2010, collectability of the remaining two installments was assured, and we recorded the gain on sales-type lease and the disposal of the domain name in the second quarter of 2010.

We accounted for these transactions under ASC 605-25, Multiple Element Arrangements.  Using this guidance, we recognized the gain on the sales-type lease of Cricket.com, the gain on settlement upon assignment and assumption of amounts due under the Novation Agreement, as well as the support services we provided during the Transition Period, over the Transition Period.  As a result, we recognized four-sixths of the gain on settlement of the amounts owing under the Novation Agreement, four-sixths of the gain on sales-type lease of the first installment received for Cricket.com, and one-third of the gain on sales-type lease of the second installment received for Cricket.com during 2009.  We recognized the remaining two-sixths of the gain on settlement of the amounts owing under the Novation Agreement, two-sixths of the gain on sales-type lease of the first installment received for Cricket.com, and two-thirds of the gain on sales-type lease of the second installment received for Cricket.com during the first quarter of 2010.  We also recognized the third installment in full as a gain on sales-type lease during the first quarter of 2010, and the final installment in full as a gain on sales-type lease during the second quarter of 2010.  Refer to Note 6 in our interim consolidated financial statements attached.

These two agreements resulted in our full exit from the cricket business at the end of the Transition Period on February 20, 2010, although we continued to provide the support services until April 30, 2010.

(e)           Liquidity and Capital Resources

We generate revenues from the sale of third-party products over the Internet, "pay-per-click" advertising, and by selling advertising on media rich websites with relevant content.  However, during 2008, 2009 and the nine months ended September 30, 2010, our revenues were not adequate to support our operations.  In order to conserve cash, we paid certain service providers with shares of our common stock during those years, and we continue to explore opportunities to do so in 2010.  We also sold or leased some of our domain name assets in order to generate cash.

On July 23, 2010 we completed the first closing of an offering of units.  Each unit consisted of 50,000 shares of our common stock and a two-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share.  The purchase price for each unit was $5,000.  We sold 74 units to 6 accredited investors and raised $370,000.

On August 4, 2010 we completed the second and final closing of the unit offering when we sold another 45 units to 6 investors and raised $225,000.

In November 2008, we completed an offering of units consisting of one share of our common stock and a two-year warrant exercisable for the purchase of a half share of common stock at $0.78 per share, and a three-year warrant exercisable for the purchase of a half share of common stock at $0.91 per share. We sold 1,627,344 units at $0.65 per unit and raised $1,057,775.

At September 30, 2010, our current liabilities exceeded our current assets resulting in a working capital deficiency of $984,111, compared to a working capital deficiency of $1,216,325 at the fiscal year ended December 31, 2009.  During the three months ended September 30, 2010, we incurred a net loss of $656,937 compared to a net income of $726,464 during the three months ended September 30, 2009.  During the nine months ended September 30, 2010, we incurred a net loss of $968,882 and a decrease in cash of $139,979 compared to a net loss of $1,605,375 and a decrease in cash of $596,115 for the same nine months of last year.  From the beginning of the fiscal year to September 30, 2010, we increased our accumulated deficit to $17,737,662 from $16,787,208 and have stockholders’ equity of $157,929 at the end of the third quarter of 2010 compared to stockholders’ deficit of $148,448 at the end of 2009.

Operating Activities

Operating activities in the nine months ended September 30, 2010 resulted in cash outflows of $1,553,863 after the loss of the period and adjustments for non-cash items, the most significant of which were the stock-based compensation expensed during the period of $675,099, the decrease in accounts receivable of $498,236, offset by the revaluation of warrants of $241,545, the decrease in accounts payable and accrued liabilities of $287,024, the gain from the sales and sales-type lease of domain names of $1,041,421 and the gain on settlement of amounts due to Global Cricket Venture of $250,000.  In the nine months ended September 30, 2009, cash outflows of $3,396,499 were primarily due to the loss of the period adjusted by the gain from sales and sales-type lease of domain names of $2,101,421 and the decrease in accounts payable and accrued liabilities of $1,169,274, offset by stock-based compensation expensed during the period of $1,416,160 and the impairment of auction software of $590,973.

Investing Activities

Investing activities during the nine months ended September 30, 2010 generated cash inflows of $823,054, primarily due to $1,073,423 in net proceeds after commissions received from the sale and sales-type lease of domain names during the period, offset by cash outflows paid to the former Auctomatic shareholders of $123,694, as well as $124,350 paid for website development costs.  During the nine months ended September 30, 2009, we generated cash inflows of $2,800,384 primarily due to $2,989,051 in net proceeds after commissions received from the sale and sales-type lease of domain names, offset by amounts paid in relation to Auctomatic of $139,010.

Financing Activities

Financing activities during the nine months ended September 30, 2010 generated $590,830 in proceeds from the sale of our common stock, net of share issue costs.  We had no financing activities in the nine months ended September 30, 2009.

Future Operations

At quarter end, as well as at the end of 2009 and 2008, we had a working capital deficiency.  In addition, for over the past two fiscal years we have experienced substantial losses.  We expect to continue to incur losses in the coming quarters, albeit smaller than in previous quarters, even though costs have been reduced through lay-offs and restructuring.  We may also seek to explore new business opportunities, including the partnering, building or acquiring of a distribution center or warehouse in the United States to enhance our fragrance fulfillment capability and improve gross margins.  These acquisitions may require additional cash beyond what is currently available and such funds may be raised by future equity or debt financings, and through the sale of non-core domain name assets.

We are working toward increasing cash flows through cost cutting measures, renegotiating or terminating obligations and, when necessary, selling domain names, however there is no certainty that these actions will generate sufficient cash flows to support our activities in the future in view of changing market conditions.

During the 2010 fiscal year, we expect to continue spending significant funds on marketing costs, which we believe will translate into higher revenue growth.  There is no certainty that the profit margins we may generate going forward, even if we are also successful in raising working capital, will be sufficient to offset the anticipated marketing costs and other expenditures and will result in net cash outflow for the 2010 fiscal year.

We have curtailed some operations and growth activities in an effort to reduce costs and preserve our cash.  We have sold selected domain names in order to address short term liquidity needs.  We sold or leased 11 domain names in 2009, including the name “Cricket.com” for approximately $4.2 million.  We sold two names for $210,000 in 2010 and may have to sell more to meet our working capital needs and provide operating capital over the next 12 months.  There can be no assurances that we will be able to sell domain names on terms acceptable to us or that any such sales will provide us with enough cash to meet our operating expenses.

We have prepared our interim September 30, 2010 consolidated financial statements on a going concern basis, which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.  Our ability to continue as a going concern is in substantial doubt as it depends on the continued financial support of our investors, our ability to sell more non-core domain names, our ability to generate cash through future debt or equity financings, and the attainment of profitable operations.  The outcome of our operations and fundraising efforts depends in part on factors and sources beyond our control that cannot be predicted with certainty.  Access to future debt or equity financing is not assured and we may not be able to enter into arrangements with financing sources on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

We expect to improve our financial position and enhance our liquidity by focusing on the development of our Perfume.com business and generating cash by financing through debt or equity, as well as selling domain names if necessary.

We have no current plans to purchase any significant property and equipment.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.   We have off-balance sheet commitments as disclosed in the notes to the interim consolidated financial statements included in Item 1 to this Report.  We do not engage in trading activities involving non-exchange traded contracts.

(f)           Application of Critical Accounting Policies

Basis of presentation

Our interim consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

The accompanying unaudited condensed consolidated financial statements of Live Current Media Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These statements do not include all disclosures for annual audited financial statements required by U.S. GAAP and should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We believe that these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Results of operations for the interim periods presented do not necessarily indicate the results to be expected for the year. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions is critical to an understanding of our operating results and financial position.

Principles of consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiary Perfume Inc., our wholly owned subsidiary LCM Cricket Ventures, and our 98.2% interest in our subsidiary DHI until September 28, 2010 and our 100% interest in DHI after September 28, 2010.  All significant intercompany balances and transactions are eliminated on consolidation.

Business Combinations

When we acquire a subsidiary, we use the purchase method of accounting whereby the purchase consideration is allocated to the identifiable assets and liabilities on the basis of fair value at the date of acquisition.  We consider critical estimates involved in determining any amount of goodwill, and test for impairment of such goodwill as disclosed in our goodwill accounting policy below.

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

Gains from the sale of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned for the transfer of rights to domain names that are in our control.  Gains are recognized when the sale agreement is signed and the collectability of the proceeds is reasonably assured.  In the nine months ended September 30, 2010, we sold one domain name. In 2009, we sold 11 domain names, including Cricket.com.  As the collectability of the amounts owing on these sales was reasonably assured, we recorded these sales when they occurred.

Gains from the sales-type leases of domain names, whose carrying values are recorded as intangible assets, consist primarily of funds earned over a period of time for the transfer of rights to domain names that are in our control.  When collectability of the proceeds on these transactions is reasonably assured, the gain on sale is accounted for as a sales-type lease in the period in which the transaction occurs.  In the nine months ended September 30, 2010, we entered into one sales-type lease for one domain name.  In 2009, we entered into one sales-type lease of a domain name where collectability of future payments owing on this sale were not reasonably assured.  Therefore, the gains were recorded based only on the amounts that were reasonably assured.  We received all of the installments for these domain names by the end of the second quarter of 2010 and the gains on these sales were recorded in full by that date.  See also Note 12 to our consolidated financial statements.

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

In August 2007, our board of directors approved a stock incentive plan to make available 5,000,000 shares of common stock to be awarded as restricted stock awards or stock options, in the form of incentive stock options to be granted to our employees, and non-qualified stock options to be granted to our employees, officers, directors, consultants, independent contractors and advisors, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of our securities.  Our shareholders approved the stock incentive plan at the 2008 annual general meeting.

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

On March 25, 2009, our board of directors approved a reduction in the exercise price of stock option grants previously made under the 2007 stock incentive plan.  No other terms of the plan or the grants were modified.

Inventory

Inventory is recorded at the lower of cost or market using the first-in first-out method.  We maintain little or no inventory of perfume, which is shipped from the supplier directly to the customer.  The inventory on hand as at September 30, 2010 is recorded at cost of $14,274 (December 31, 2009 - $28,714) and represents inventory in transit from the supplier to the customer.

Website Development Costs

We adopted the provisions of ASC 350-50-25, Website Development Costs, whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  Website development costs are stated at cost less accumulated amortization and are amortized using the straight-line method over the website’s estimated useful life.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

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

Our intangible assets, which consist of our portfolio of generic domain names, have been determined to have an indefinite life and as a result are not amortized.  Management has determined that there is no impairment of the carrying value of intangible assets at September 30, 2010.

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

In accordance with ASC 350-20 and our policy of assessing the carrying value of goodwill annually as noted above, we performed this assessment at the December 31, 2009 fiscal year end.  At that date, we determined that the business acquired was never effectively integrated into the reporting unit it was assigned to, Perfume.com.  Since the benefits of the acquired goodwill were never realized by the rest of the reporting unit, and the use of the other aspects of the business acquired ended, we determined that the goodwill was impaired and recorded an impairment charge of $2,539,348 relating to the goodwill acquired pursuant to the merger with Auctomatic.  The balance of $66,692 of goodwill relates to the issuance of shares of DHI in exchange for intercompany debt in early 2008.  See also Notes 4 and 5 to our consolidated financial statements included in this report.

At September 30, 2010, as nothing indicated that our remaining goodwill had declined in value, we conducted no further testing and recorded no impairment charge.

(g)           Recent Accounting Pronouncements

See Item 1 of Part 1, “Financial Statements – Note 2 – Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”.

(h)           Subsequent Events

Please see the discussion of the Unit Offering and Management Changes in the section above titled “Recent Developments”.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision of and with the participation of our former chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our chief executive officer and chief financial officer has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to the small size of our accounting department, our internal control policies and procedures are not formally documented.  This deficiency was brought to our attention by an independent consultant that we retained to assist us with strengthening our controls and procedures and our internal controls over financial reporting.  Written documentation of our policies and procedures is required for our disclosure controls and procedures to be effective.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

We were served with a complaint that was filed on May 14, 2010 in the Circuit Court of Cook County, Illinois County Department, Chancery Division.  The case is titled “David Jeffs and Richard Jeffs, derivatively on behalf of Live Current Media, Inc. (plaintiffs) vs. C. Geoffrey Hampson, James Taylor, Mark Benham and Boris Wertz (defendants) and Live Current Media, Inc. (nominal defendant)”.  On October 22, 2010, we took over as plaintiff in the complaint.  We allege, among other matters, that (i) the defendants breached their fiduciary duties of loyalty, trust, good faith and due care by failing to properly supervise Mr. Hampson and (ii) that Mr. Hampson breached his fiduciary duties and his employment agreement, and defrauded the Company, by failing to devote the time necessary to manage our business and failing to disclose to the members of the former board his activities relating to other businesses. The plaintiffs asked the Court for compensatory damages of no less than $50 million, punitive damages and attorney’s fees and costs of bringing the action.

On June 17, 2010, four stockholders commenced a legal action against us seeking an injunction from the Second Judicial District Court of the State of Nevada ordering the election of directors at a special meeting of the Company’s stockholders.   On August 26, 2010, the parties stipulated and the Nevada court ordered that an annual general meeting be held on October 12, 2010.  The meeting was held as ordered.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) we did not modify the instruments defining the rights of our shareholders, and (ii) no rights of any shareholders were limited or qualified by any other class of securities.

On July 23, 2010 we completed the first closing of an offering of units.  Each unit consisted of 50,000 shares of our common stock and a two-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share.  The purchase price for each unit was $5,000.  We sold 74 units to six accredited investors for $370,000.

On August 4, 2010 we completed the second and final closing of the unit offering. We sold 45 units to six investors, 2 of which were unaccredited, for $225,000.

We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933 to make the offer inasmuch as all but 2 of the investors were accredited investors and the securities were sold without any form of general solicitation or general advertising.  The 2 unaccredited investors were our employees, occupied a status relative to us that afforded them effective access to the information registration would otherwise provide and received the information required to be given them by Rule 502(b) of Regulation D.

Item 3: Defaults Upon Senior Securities.

On March 25, 2008, we and our wholly owned subsidiary, Perfume Inc., entered into an Agreement and Plan of Merger with Entity, Inc., a Delaware corporation (commonly referred to as “Auctomatic”), and the shareholders of Auctomatic.  The merger was consummated on May 22, 2008.  As part of the merger transaction, we issued 18 promissory notes representing a total principal amount of $800,000 (the “Original Notes”) to the Auctomatic shareholders.  On August 21, 2009 we filed a Current Report on Form 8-K disclosing that we had reached an agreement with 12 of the Auctomatic shareholders, who collectively held Original Notes having a total principal amount of $424,934 (the “Note Holders”).  The Note Holders agreed to accept new convertible promissory notes (the “Convertible Notes”) in lieu of the cash payment that was due on May 22, 2009 pursuant to the terms the Original Notes.  Six holders of the Original Notes, which represented a total principal amount of $375,066, did not accept this offer.  We have not paid the principal and accrued interest owed to these six holders as of November 15, 2010.

On May 26, 2010 we completed an offer to the Note Holders.  Seven of the Note Holders accepted the offer and are referred to in this report as the “New Note Holders”.  The New Note Holders agreed to the cancellation of their Convertible Notes, which represented a total principal amount of $138,494, and accepted new promissory notes in place of their Convertible Notes.  The remaining five Note Holders did not accept the new promissory notes and we have not paid the principal and accrued interest that we owe them, which total $300,173 as of November 15, 2010.

Item 4: Removed and Reserved.

Item 5: Other Information.

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6: Exhibits.

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Text of Amendment to the Bylaws (4)

3.5	Text of Amendment to the Bylaws (5)

10.1	Employment Agreement effective as of July 23, 2010 between Live Current Media Inc. and Paul W. Morrison*

10.2	Form of Unit Purchase Agreement (July/August 2010)*

10.3	Form of Warrant Agreement issued in conjunction with Unit Offering (July/August 2010)*

10.4	Form of Unit Purchase Agreement (July/August 2010-Unaccredited Investors)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer *

32.1	Section 906 Certificate of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *

* Filed herewith.

(1)	Previously filed as Exhibit 2(a) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

(2)	Previously filed as Exhibit 2(b) to Live Current Media Inc.’s Registration Statement on Form 10-SB as filed on March 10, 2000 and incorporated herein by this reference.

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

LIVE CURRENT MEDIA INC.

Dated: November 15, 2010	By:	/s/ David Jeffs
	Name:	David Jeffs
	Title:	Chief Executive Officer

Dated: November 15, 2010	By:	/s/ David Jeffs
	Name:	David Jeffs
	Title:	Chief Financial Officer