Form 10-Q
period 2018-03-31
Live Current Media Inc.
filed 2018-05-16
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-29929

LIVE CURRENT MEDIA INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 Pender Street – Suite 820
Vancouver, BC Canada	V6E 4A4
(Address of principal executive offices)	(Zip Code)

(604) 648-0500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[   ] Yes       [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 14, 2018, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Live Current,” and the “Company” mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$929,425	$956,549
Receivable	-	5,435
Domain proceeds receivable	90,000	82,500
	1,019,425	1,044,484
Non-current assets
Domain proceeds receivable	-	30,000
Intangible assets	206,150	206,150
	$1,225,575	$1,280,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$215,523	$185,550
Other payable	17,287	17,236
	232,810	202,786
Stockholders' equity
Capital stock
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 34,837,625 common shares (34,837,625 at December 31, 2017)	34,838	34,838
Additional paid in capital	18,257,563	18,257,563
Deficit	(17,299,636)	(17,214,553)
	992,765	1,077,848
	$1,225,575	$1,280,634

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(expressed in US dollars)
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

General and administrative expenses

General and administrative	$48,717	$40,683
Professional fees	35,926	34,244

Loss from operations	(84,643)	(74,927)

Interest expense	(51)	(51)
Foreign exchange	(389)	(98)

	(440)	(149)

Net and comprehensive income (loss) for the period	$(85,083)	$(75,076)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	34,837,625	$34,838	$18,257,563	$(17,285,593)	$1,006,808

Net Income for the year	-	-	-	71,040	71,040

Balance, December 31, 2017	34,837,625	34,838	18,257,563	(17,214,553)	1,077,848

Net loss for the period	-	-	-	(85,083)	(85,083)

Balance, March 31, 2018	34,837,625	$34,838	$18,257,563	$(17,299,636)	$992,765

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(expressed in US dollars)
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

Cash flows used in operating activities
Net income (loss) for the period	$(85,083)	$(75,076)
Non-cash items
Impairment of intangible assets	-	-
Gain on sale of domain names	-	-
Gain on debt retirement	-	-
Accrued interest	51	51
Changes in non-cash working capital items
Receivable	27,935	-
Prepaid expenses	-	-
Accounts payable and accrued liabilities	29,973	(32,087)
Cash used in operating activities	(27,124)	(107,112)

Cash flows used in investing activities
Proceeds from the disposition of domain names	-	-
Cash provided by investing activities	-	-

Change in cash	(27,124)	(107,112)
Cash, beginning of period	956,549	1,149,555
Cash, end of period	$929,425	$1,042,443

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.     NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the “Company” or “Live Current”) was incorporated under the laws of the State of Nevada on October 10, 1995. The Company’s wholly owned principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Perfume.com Inc. (Perfume Inc.) which is a dormant and inactive company.

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names. DHI’s current business strategy is to develop, or to seek partners to develop, its domain names to include content, commerce and community applications. On June 4, 2014, a judge in Reno, Nevada ordered a receiver to take charge of the Company’s business. On May 4, 2017, the Company was discharged from receivership.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report in Amendment 3 of Form 10-12G/A, for the year ended December 31, 2017, as filed with the SEC on May 9, 2018.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Pronouncement

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. There was no impact to the Company’s recognition of revenue as a consequence of adopting this new standard.

3.    DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for total consideration of $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at March 31, 2018, the balance remaining on this receivable totaled $90,000.

4.    INTANGIBLE ASSETS

	March 31, 2018	December 31, 2017
Domain names	$201,496	$201,496
Trademarks	4,654	4,654
	$206,150	$206,150

The Company’s portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, general economic conditions particularly related to demand for the Company’s products and services, changes in business strategy, competitive factors (including the introduction or enhancement of competitive services), pricing pressures, changes in operating expenses, fluctuation in foreign currency exchange rates, inability to attract or retain consulting, sales and/or development talent, changes in customer requirements, and/or evolving industry standards, as well as those factors discussed in the section titled “Part II, Item 1A. Risk Factors” in this Quarterly Report.

Forward looking statements are based on a number of material factors and assumptions, including the availability and final receipt of required government licenses, that sufficient working capital is available to complete the proposed activities, that contracted parties provide goods and/or services on the agreed time frames. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in this Quarterly Report.

The Company intends to discuss in its Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this registration statement. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on its business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement. You are advised to carefully review the reports and documents that the Company files from time to time with the United States Securities Exchange Commission (the “SEC”), particularly its periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

OVERVIEW

Live Current Media Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 1995. The Company operates its business through its wholly owned subsidiary, Domain Holdings Inc., originally formed under the laws of British Columbia, Canada on July 4, 1994 and re-domiciled to Alberta, Canada on April 14, 1999 (“DHI”). The Company is also the majority shareholder of Perfume.com Inc. (95% ownership), formed under the laws of the State of Delaware on March 13, 2008. Perfume.com Inc. is currently dormant and does not carry on an active business. References herein to the Company include DHI and Perfume.com Inc. (collectively, the “Subsidiaries”) unless otherwise stated.

The Company’s sole business currently is that of managing the business of DHI. DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

PLAN OF OPERATIONS

The Company is in the business of developing and commercializing its portfolio of domain names, some of which generate meaningful amounts of Internet traffic, which the Company attributes to, among other things, their generic descriptive nature of a product or services category.

Management believes that it can develop and sustain a business based on the lease, sale and other exploitation of domain names because, in part, of its ownership of a number of generic, intuitive domain names which attract significant numbers of visitors to websites utilizing those names. Moreover, because there are a limited number of potential domain names, the Company believes that the value of these names may be significant and may allow the Company to achieve both strategic relationships with leading participants in key Internet businesses and businesses that desire to expand using the Internet, as well as independent operations. Currently the Company owns two websites, Boxing.com and Number.com, which are operated through a verbal arrangement with an independent web developer.

The Company acquired a number of “.cn” domain names through a lottery-allocation in 2003 which are available to be developed. In 2005, Live Current also acquired a portfolio of second and third tier .com domain names, all of which end in the word “Bound”, such as “shoppingbound.com,” pharmacybound.com and vietnambound.com. Management does not believe that these “bound” domain names will ever represent a significant part of the Company’s business and will not renew the registration of these URLs as they reach their expiration dates.

The Company, for the immediate future, does not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities. Instead, such activities will be engaged in pursuant to arrangements with its strategic partners.

Management of the company believe that the Company currently has enough cash on hand to manage its operations for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular URL should be renewed. Impairment is recognized for names that are not renewed. The Company performs a qualitative assessment of the portfolio of domain names in the fourth quarter of each year, to determine whether it is more likely than not that the fair market value of a domain name is less than its carrying amount. As part of the assessment, certain qualitative factors are considered, including macro-economic conditions, industry and market conditions, non-renewal of names, as well as other factors. If there are indications of impairment following the qualitative impairment testing, further quantitative impairment testing would be necessary. When it is determined that the fair value of a domain name is less than its carrying amount, impairment is recognized.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company’s unaudited interim financial statements for the periods ended March 31, 2018 and March 31, 2017. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Quarterly Report. From June 2014 to May 2017 the Company operated under receivership. During this time, the Company did not engage in any efforts to develop its business as the receiver’s primary responsibilities during this time were to make recommendations to the court as to whether the Company should be dissolved or otherwise, and to settle and resolve the Company’s ongoing litigation matters. As the Company is no longer operating under receivership, results for years prior to fiscal 2017 may not be reflective of the Company’s financial results and capital requirements moving forward.

Summary of Results

	For the three month	For the three month
	period ended March 31,	period ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Loss from operations	$(84,643)	$(74,927)
Interest expense	(51)	(51)
Foreign exchange	(389)	(98)
Net loss for the period	$(85,083)	$(75,076)

Revenue

The Company did not recognize recurring revenues during the first quarter of 2018 or the first quarter of 2017. The Company does not anticipate recognizing recurring revenues in the short term. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. Although the Company’s arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal. As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer’s costs of operating those sites. The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

At March 31, 2018, The Company had an accumulated deficit of $17,299,636. The Company is presently in the development stage of their business and cannot provide any assurances that they will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net loss of $85,083 for the quarter ended March 31, 2018 compared to a net loss of $75,076 for the quarter ended March 31, 2017. During the quarter ended March 31, 2018, general and administrative expenses increased to $48,717 as compared to $40,683 for the quarter ended March 31, 2017. Professional fees increased to $35,926 for the quarter ended March 31, 2018 from $34,244 for the quarter ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had working capital surplus of $786,615, a decrease from the Company’s working capital surplus of $841,698 at March 31, 2017. During the quarter ended March 2018 the Company had negative operating cash flow. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company believes it has the necessary cash requirements for the next 12 months without having to raise additional funds.

The Company does not anticipate purchasing any plant or significant equipment in the immediate future

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

CRITICAL ACCOUNTING POLICIES

The Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular URL should be renewed. Impairment is recognized for names that are not renewed. The Company performs a qualitative assessment of the portfolio of domain names in the fourth quarter of each year, to determine whether it is more likely than not that the fair market value of a domain name is less than its carrying amount. As part of the assessment, certain qualitative factors are considered, including macro-economic conditions, industry and market conditions, non-renewal of names, as well as other factors. If there are indications of impairment following the qualitative impairment testing, further quantitative impairment testing would be necessary. When it is determined that the fair value of a domain name is less than its carrying amount, impairment is recognized.

During the year ended December 31, 2017, the Company recorded an impairment charge of $37,500 in connection with domain names for which management determined not to renew their registration.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).

The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. The Company currently does not expect any significant impact on its consolidated financial statements related to the adoption of the new standard.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2018, the Company’s management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including the Company’s principal financial officer and principal executive officer, have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet management’s desired control objectives. In designing and evaluating the Company’s control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect the Company’s operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

During the fiscal quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended March 31, 2018.

ITEM 1A.         RISK FACTORS.

An investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks described below and the other information in this registration statement before investing in its common shares. If any of the following risks occur, the Company’s business, operating results and financial condition could be seriously harmed. The trading price of its common shares could decline due to any of these risks, and you may lose all or part of your investment.

You should consider each of the following risk factors and the other information in this registration statement, including the Company’s financial statements and the related notes, in evaluating its business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s business. Additional risks and uncertainties not presently known to the Company or that the Company currently consider immaterial may also impair its business operations. If any of the following risks do occur, its business and financial results could be harmed. In that case, the trading price of its common stock could decline.

Risks associated with the Company’s industry:

Effect of Existing Governmental Regulation. The Company’s services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon the Company and its business.

Licensing. Currently, other than business and operations licenses applicable to most commercial ventures, the Company is not required to obtain any governmental approval for its business operations, although the Company applies to ICANN and its contractors to obtain and maintain its domain name assets. There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company. Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on the Company’s business.

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of Live Current’s inventory of domain names.

Advertising Regulations. In response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of the Company’s inventory of domain names.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Live Current’s business and add additional costs to doing business on the Internet.

Effect of new root domain names. The Company’s business is subject to a number of risks. In addition to competitive risks, the Company is engaged in businesses that are not currently profitable, and there can be no assurance that the Company’s business strategy will ever lead to profits. Moreover, the Company relies upon an inventory of generic domain names for lease, sale, and other ventures, which are made up mostly of “.com” suffixes. The Internet Corporation for Assigned Names and Numbers (“ICANN”) has introduced the introduction of additional new domain name suffixes, which may be as or more attractive than the “.com” domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company’s domain name assets. The Company does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although the Company has certain .cn (China) root domain names to complement its growth strategy.

The Company’s stock price is volatile. The stock markets in general, and the stock prices of internet companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of the Company’s Common Stock is likely to fluctuate in the future, especially if the Company’s Common Stock is thinly traded. Factors that may have a significant impact on the market price of the Company’s Common Stock include:

(a)	actual or anticipated variations in the Company’s results of operations;
(b)	the Company’s ability or inability to generate new revenues;
(c)	increased competition;
(d)	government regulations, including internet regulations;
(e)	conditions and trends in the internet industry;
(f)	proprietary rights; or
(g)	rumors or allegations regarding the Company’s financial disclosures or practices.

The Company’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s Common Stock.

Competition. The Company competes with many companies possessing greater financial resources and technical facilities than itself in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while the Company holds title to a wide variety of generic names that may prove valuable, many of the Company’s competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multilayered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than the Company and may have established more strategic partnerships and relationships than the Company. In addition, as noted above, ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by the Company.

Receivership. On June 4, 2014, as a result of numerous lawsuits involving the Company, the Washoe County court in Nevada ordered a receiver to take charge of the Company’s assets to determine if the Company should be dissolved. On January 11, 2017, the court in Washoe County Nevada entered an order terminating the receiver’s possession of assets of the Company resulting in operations of the Company being returned to the directors of the Company. On May 4, 2017, the court in Washoe County Nevada discharged the Company from receivership.

New Products and Services. The Company seeks to develop a portfolio of operating businesses either by itself or by entering into arrangements with businesses that operate in the product or service categories that are described by the domain name assets owned by DHI. The Company has not, however, identified specific business opportunities other than Boxing.com and Number.com at this point and there can be no assurance that it will do so.

Dependence on One or a Few Major Customers. The Company does not currently depend on any single customer for a significant proportion of its business. However, as the Company enters into strategic transactions, the Company may choose to grant exclusive rights to a small number of parties or otherwise limit its activities that could, in turn, create such dependence. The Company, however, has no current plans to do so.

Patents, Trademarks and Proprietary Rights. On November 16, 2007, The Company filed a trademark application with the US Patent & Trademark Office (“USPTO”) for the mark "LIVE CURRENT". A certificate of registration was issued on October 14, 2008 and the mark was assigned registration number 3,517,876.

The Company will consider seeking further trademark protection for its online businesses and the associated domain names, however, the Company may be unable to avail itself of trademark protection under United States laws because, among other things, the names are generic and intuitive. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

The Company does not expect to pay dividends in the foreseeable future. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

“Penny Stock” rules may make buying or selling the Company’s Common Stock difficult, and severely limit its market and liquidity. Trading in The Company’s Common Stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. The Company’s Common Stock qualifies as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the Common Stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of The Company’s Common Stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in The Company’s Common Stock, which could severely limit their market price and liquidity of its Common Stock. This could prevent you from reselling your shares and may cause the price of the Common Stock to decline.

Lack of operating revenues. The Company has limited operating revenues and is expected to continue to do so for the foreseeable future. Management has assessed the Company’s ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company’s ability to continue as a going concern. The audit report of the Company’s principal independent accountants for the years ended December 31, 2016 and December 31, 2015 includes a statement regarding the uncertainty of the Company’s ability to continue as a going concern. The Company’s failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company’s business to fail.

No assurance that forward-looking assessments will be realized. The Company’s ability to accomplish their objectives and whether or not they are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management’s control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles – Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles – Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles – Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)

Exhibit
Number	Description of Exhibit
10.1	Description of Web Development Agreement Terms(1)
21.1	List of Subsidiaries(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10, originally filed on February 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date: May 15, 2018	By: /s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial
Officer and Secretary
(Principal Executive Officer and Principal Financial
Officer)