Form 10-Q
period 2018-06-30
Live Current Media Inc.
filed 2018-08-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
As of August 13, 2018, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Live Current,” and the “Company” mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$775,744	$956,549
Receivable	-	5,435
Domain proceeds receivable	67,500	82,500
	843,244	1,044,484
Non-current assets
Domain proceeds receivable	-	30,000
Intangible assets	206,150	206,150
	$1,049,394	$1,280,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$119,424	$185,550
Other payable	17,338	17,236
	136,762	202,786
Stockholders' equity
Capital stock
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 34,837,625 common shares (34,837,625 at December 31, 2017)	34,838	34,838
Additional paid in capital	18,257,563	18,257,563
Deficit	(17,379,769)	(17,214,553)
	912,632	1,077,848
	$1,049,394	$1,280,634

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in US dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
General and administrative expenses
General and administrative	$47,369	$69,093	$96,085	$109,776
Professional fees	29,575	38,970	65,502	46,111

Loss from operations	(76,944)	(108,063)	(161,587)	(155,887)
Gain on debt retirement	–	182,236	–	182,236
Interest expense	(51)	–	(102)	(51)
Foreign exchange	(3,138)	92	(3,527)	(6)
	(3,189)	182,328	(3,629)	182,179
Net and comprehensive income (loss)	$(80,133)	$74,265	$(165,216)	$26,292

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	34,837,625	$34,838	$18,257,563	$(17,285,593)	$1,006,808

Net Income for the year		-	-	71,040	71,040
Balance, December 31, 2017	34,837,625	34,838	18,257,563	(17,214,553)	1,077,848

Net loss for the period		-	-	(165,216)	(165,216)
Balance, June 30, 2018	34,837,625	$34,838	$18,257,563	$(17,379,769)	$912,632

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)
(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows used in operating activities
Net income (loss) for the period	$(165,216)	$26,292
Non-cash items
Accrued interest	102	51
Changes in non-cash working capital items
Receivable	50,435	-
Accounts payable and accrued liabilities	(66,126)	(250,488)
Cash used in operating activities	(180,805)	(224,145)

Change in cash	(180,805)	(224,145)
Cash, beginning of period	956,549	1,149,555
Cash, end of period	$775,744	$925,410

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1.    NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the “Company” or “Live Current”) was incorporated under the laws of the State of Nevada on October 10, 1995. The Company has a portfolio of domain names.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report in Amendment 3 of Form 10-12G/A, for the year ended December 31, 2017, as filed with the SEC on May 9, 2018.

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

Other accounting standards or amendments to existing accounting standards that have been issued but have future dates are either not applicable or are not expected to have a significant impact on the Company’s financial statements.

3.    DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for $135,000, to be paid in monthly instalments of$7,500. As at June 30, 2018, the balance remaining on this receivable totaled $67,500.

4.    INTANGIBLE ASSETS

	June 30, 2018	December 31, 2017
Domain names	$201,496	$201,496
Trademarks	4,654	4,654
	$206,150	$206,150

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

Management of Live Current believe that the Company currently has enough cash on hand to manage its operations for the next 12 months.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company’s unaudited interim financial statements for the periods ended June 30, 2018 and June 30, 2017. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Quarterly Report. From June 2014 to May 2017 the Company operated under receivership. During this time, the Company did not engage in any efforts to develop its business as the receiver’s primary responsibilities during this time were to make recommendations to the court as to whether the Company should be dissolved or otherwise, and to settle and resolve the Company’s ongoing litigation matters. As the Company is no longer operating under receivership, results for years prior to fiscal 2017 may not be reflective of the Company’s financial results and capital requirements moving forward.

Summary of Results

	For the three	For the three	For the six	For the six
	month period	month period	month period	month period
	ended	ended	ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss from operations	$(76,944)	$(108,063)	$(161,587)	$(155,887)

Gain on debt retirement	-	182,236		182,236

Interest expense	(51)	-	(102)	(51)

Foreign exchange	(3,138)	92	(3,527)	(6)

Net and comprehensive income (Loss)	$(80,133)	$74,265	$(165,216)	$26,292

Revenue r

The Company did not recognize recurring revenues during the three- and six-month periods ending June 30, 2018 or the three- and six-month periods ending June 30, 2017. The Company does not anticipate recognizing recurring revenues in the short term. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. Although the Company’s arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal. As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer’s costs of operating those sites. The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

At June 30, 2018, the Company had an accumulated deficit of $17,379,769. The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net loss of $80,133 for the quarter ended June 30, 2018 compared to a net profit of $74,265 for the quarter ended June 30, 2017. The profit in the second quarter of 2017 was a result of a onetime gain on debt settlement of $182,236. During the quarter ended June 30, 2018, general and administrative expenses decreased to $76,944 as compared to $108,063 for the quarter ended June 30, 2017. In the second quarter of 2017, the Company had additional costs associated with receivership. These costs ended on May 4, 2017.

During the six months ended June 30, 2018, the Company recorded a net loss of $165,216 compared to a net profit of $26,292 for the six months period ending June 30, 2017. The profit in the first two quarters of 2017 was a direct result of the previously mentioned one time gain on debt settlement of $182,236 in the second quarter of 2017. Operating expenses for the six months ended June 30, 2018 increased to $161,587 from $155,887 for the six months ended June 30, 2017. Costs associated with the receivership in the six months ending June 30, 2017, were not repeated in the six-month period ending June 18, 2018, however they were offset by increased legal and audit costs related to SEC filings.

Liquidity and Capital Resources

At June 30, 2018, the Company had working capital surplus of $706,482, a decrease from the Company’s working capital surplus of $841,698 at December 31, 2017. During the quarter ended June 30, 2018 the Company had negative operating cash flow. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2018, the Company’s management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended June 30, 2018.

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

Lack of operating revenues. The Company has limited operating revenues and is expected to continue to do so for the foreseeable future. Management has assessed the Company’s ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company’s ability to continue as a going concern. The audit report of the Company’s principal independent accountants for the years ended December 31, 2017 and December 31, 2016 includes a statement regarding the uncertainty of the Company’s ability to continue as a going concern. The Company’s failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company’s business to fail.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended June 30, 2018.

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

LIVE CURRENT MEDIA INC.

Date:	August 13, 2018	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial
Officer and Secretary
(Principal Executive Officer and Principal Financial
Officer)