Form 10-Q
period 2018-09-30
Live Current Media Inc.
filed 2018-11-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-29929

LIVE CURRENT MEDIA INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880 Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

(604) 648-0515
(Registrant's telephone number, including area code)

1130 Pender Street – Suite 820
Vancouver, BC Canada V6E 4A4
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2018, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Live Current,” and the “Company” mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)

	September 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Current assets
Cash	$457,513	$956,549
Receivable	-	5,435
Domain proceeds receivable	45,000	82,500
	502,513	1,044,484
Non-current assets
Deposit	250,000	-
Domain proceeds receivable	-	30,000
Intangible assets	206,150	206,150
	$958,663	$1,280,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$95,017	$185,550
Other payable	17,389	17,236
	112,406	202,786
Stockholders' equity
Capital stock Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 34,837,625 shares (34,837,625 at December 31, 2017)	34,838	34,838
Additional paid in capital	18,257,563	18,257,563
Deficit	(17,446,144)	(17,214,553)
	846,257	1,077,848
	$958,663	$1,280,634

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - expressed in US dollars)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
General and administrative expenses
General and administrative	$60,088	$47,813	$156,174	$157,589
Impairment of intangible assets	-	37,500	-	37,500
Professional fees	5,540	16,971	71,041	63,082
Loss from operations	(65,628)	(102,284)	(227,215)	(258,171)

Gain on debt retirement	-	-	-	182,236
Interest expense	(51)	(104)	(153)	(155)
Other income	-	120	-	120
Foreign exchange	(696)	533	(4,223)	527
	(747)	549	(4,376)	182,728
Net loss for the period	$(66,375)	$(101,735)	$(231,591)	$(75,443)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited - expressed in US dollars)

	Common Stock
					Total
			Additional		Stockholders’
	Number of Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, December 31, 2016	34,837,625	$34,838	$18,257,563	$(17,285,593)	$1,006,808
Net income for the year	-	-	-	71,040	71,040
Balance, December 31, 2017	34,837,625	34,838	18,257,563	(17,214,553)	1,077,848
Net loss for the period	-	-	-	(231,591)	(231,591)
Balance, September 30, 2018	34,837,625	$34,838	$18,257,563	$(17,746,144)	$846,257

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(expressed in US dollars)
(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017

Cash flows used in operating activities
Net income (loss) for the period	$(231,591)	$(75,443)
Non-cash items
Bad debt	5,435	-
Gain on debt retirement	-	(182,236)
Impairment of intangible assets	-	37,500
Accrued interest	153	155
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(90,533)	(68,252)
Cash used in operating activities	(316,536)	(288,276)

Cash flows used in investing activities
Deposit	(250,000)	-
Proceeds from the disposition of domain names	67,500	-
Cash provided by investing activities	(182,500)	-

Change in cash	(499,036)	(288,276)
Cash, beginning of period	956,549	1,149,555
Cash, end of period	$457,513	$861,279

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018

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

On October 6, 2017, the Company sold a domain name for total consideration of $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at September 30, 2018, the balance remaining on this receivable totaled $45,000.

4.	DEPOSIT

On September 10, 2018, Live Current entered into a non-binding letter of intent (the “LOI”) with an arms-length party, for worldwide distribution rights of the e-Balance device for home-based usage. The e-Balance device is a micro-current therapy device designed to target complications arising from diabetes. Pursuant to the LOI, the Company agreed to enter into negotiations aimed at obtaining a definitive agreement within a 90-day period. The Company advanced US$250,000 as a deposit for exclusive worldwide distribution rights. If the parties do not reach a definitive agreement within 90 days of the execution of the LOI, the deposit will be treated as a non-interest bearing advance payable on demand.

5.	INTANGIBLE ASSETS

	September 30, 2018	December 31, 2017
Domain names	$201,496	$201,496
Trademarks	4,654	4,654
	$206,150	$206,150

The Company’s portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company also owns a number of “.cn” domain names, which were acquired through a lottery allocation in 2003 and are available to be developed.

The Company, for the immediate future, does not anticipate independently developing technologies, processes, products or otherwise engaging in research, development or similar activities. Instead, such activities will be engaged in pursuant to arrangements with its strategic partners.

The Company’s Management believes that it currently has enough cash on hand to manage its operations for the next 12 months.

Recent Corporate Developments

On September 10, 2018, the Company entered into a non-binding letter of intent (the “LOI”) with Cell MedX Corp. (“CMXC”), an arms-length party, for worldwide distribution rights of the eBalance device for home-based usage.

The eBalance device is a microcurrent therapy device designed to target complications arising from diabetes.

Pursuant to the LOI, the Company agreed to enter into negotiations with CMXC aimed at obtaining a definitive agreement within a 90-day period. The Company advanced US$250,000 to CMXC as a deposit for exclusive worldwide distribution rights. If the parties do not reach a definitive agreement within 90 days of the execution of the LOI, the deposit will be treated as a non-interest bearing advance payable on demand.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company’s unaudited interim financial statements for the periods ended September 30, 2018 and September 30, 2017. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Quarterly Report. From June 2014 to May 2017 the Company operated under receivership. During this time, the Company did not engage in any efforts to develop its business as the receiver’s primary responsibilities during this time were to make recommendations to the court as to whether the Company should be dissolved or otherwise, and to settle and resolve the Company’s ongoing litigation matters. As the Company is no longer operating under receivership, results for years prior to fiscal 2017 may not be reflective of the Company’s financial results and capital requirements moving forward.

Summary of Results

	For the three	For the three	For the nine month	For the nine month
	month period	month period	period ended	period ended
	ended	ended	September 30,	September 30,
	September 30,	September 30,	2018	2017
	2018	2017	(unaudited)	(unaudited)
	(unaudited)	(unaudited)

Loss from operations	$(65,628)	$(102,284)	$(227,215)	$(258,171)

Gain on debt retirement	-			182,236

Interest expense	(51)	(104)	(153)	(155)

Other Income	-	120		120

Foreign exchange	(696)	533	(4,223)	527
Net and comprehensive income (Loss)	$(66,375)	$(101,735)	$(231,591)	$(75,443)

Revenue

The Company did not recognize recurring revenues during the three- and nine-month periods ending September 30, 2018 or the three- and nine-month periods ending September 30, 2017. The Company does not anticipate recognizing recurring revenues in the short term. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. Although the Company’s arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal. As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer’s costs of operating those sites. The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

At September 30, 2018, the Company had an accumulated deficit of $17,446,144. The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net loss of $66,375 for the quarter ended September 30, 2018 compared to a net loss of $101,735 for the quarter ended September 30, 2017. The difference was due to the write down of $37,500 write down of intangible assets in the third quarter of 2017. During the quarter ended September 30, 2018, general and administrative expenses increased to $60,088 as compared to $47,813 for the quarter ended September 30, 2017. The increase was attributable to costs associated with listing on the OTCQB.

During the nine months ended September 30, 2018, the Company recorded a net loss of $231,591 compared to a net loss of $75,443 for the nine-month period ending September 30, 2017. In the nine months ended September 30, 2017, the Company recorded a gain on debt retirement of $182,236 accounting for a majority of the difference in losses between the two periods. Operating expenses for the nine months ended September 30, 2018 decreased to $227,215 from $258,171 for the nine months ended September 30, 2017. The difference was due to the write down of $37,500 write down of intangible assets in the third quarter of 2017. Costs associated with the receivership in the nine months ending June 30, 2017, were not repeated in the nine-month period ending June 18, 2018, however they were offset by increased legal and audit costs related to SEC filings.

Liquidity and Capital Resources

At September 30, 2018, the Company had working capital of $390,107, a decrease from the Company’s working capital of $841,698 at December 31, 2017. During the nine months ended September 30, 2018 the Company had negative operating cash flow. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2018, the Company’s management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended September 30, 2018.

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

Risks associated with the Company’s industry:

No Assurance That The Company Will Enter Into a Definitive Agreement With CMXC. The Company has entered into a non-binding letter of intent with Cell MedX Corp. (“CMXC”) for worldwide distribution rights to CMXC’s eBalance device. Pursuant to the LOI, the Company advanced to CMXC US$250,000 as a deposit for exclusive worldwide distribution rights to the eBalance. Under the LOI, the Company has 90 days to negotiate a formal definitive agreement for those rights with CMXC. However, there is no assurance that the Company will be able to agree to terms on a definitive binding agreement with CMXC for exclusive worldwide distribution rights to the eBalance. If the Company is not able to reach a definitive binding agreement with CMXC, then the deposit will be treated as a non-interest bearing advance payable on demand. However, Cell MedX has limited financial resources and may not be able to repay the advance if or when requested.

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

Privacy Legislation and Regulations. While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of the Company’s inventory of domain names.

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

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on the Company’s business and add additional costs to doing business on the Internet.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles – Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles – Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles – Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated September 10, 2018(2)
21.1	List of Subsidiaries(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10, originally filed on February 1, 2018.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 20, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	November 9, 2018	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)