Form 10-K
period 2018-12-31
Live Current Media Inc.
filed 2019-04-01
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-29929

LIVE CURRENT MEDIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880
Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

(604) 648-0515
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[__] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[__] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]
Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[__] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$669,380 based on the closing price of $0.04on June 29, 2018 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 28, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

LIVE CURRENT MEDIA, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this registration statement constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, general economic conditions particularly related to demand for the Company’s products and services, changes in business strategy, competitive factors (including the introduction or enhancement of competitive services), pricing pressures, changes in operating expenses, fluctuation in foreign currency exchange rates, inability to attract or retain consulting, sales and/or development talent, changes in customer requirements, and/or evolving industry standards, as well as those factors discussed in “Part II, Item 1A. Risk Factors” of this annual report on Form 10-K.

Forward looking statements are based on a number of material factors and assumptions, including the availability and final receipt of required government licenses, that sufficient working capital is available to complete the proposed activities, that contracted parties provide goods and/or services on the agreed time frames. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in “Part II, Item 1A. Risk Factors” of this annual report on Form 10-K.

The Company intends to discuss in their Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this registration statement. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on its business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

As used in this registration statement, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “Live Current” refers to Live Current Media, Inc. All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

ITEM 1.             BUSINESS

General

Live Current Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 1995. The Company has an authorized capital of 500,000,000 shares of common stock with 34,837,625 shares currently issued and outstanding.

The Company operates its business through its wholly owned subsidiary, Domain Holdings Inc., originally formed under the laws of British Columbia, Canada on July 4, 1994 and re-domiciled to Alberta, Canada on April 14, 1999 (“DHI”). The Company is also the majority shareholder of Perfume, Inc. (95% ownership), formed under the laws of the State of Delaware on March 13, 2008. Perfume, Inc. is currently dormant and does not carry on an active business. References herein to the Company include DHI and Perfume, Inc. (collectively, the “Subsidiaries”) unless otherwise stated.

On March 21, 2019, the Company executed a distribution agreement (the “Distribution Agreement”) with Cell MedX Corp. (“Cell MedX” or the “Device Manufacturer”), pursuant to which Cell MedX granted to the Company exclusive worldwide rights to distribute the eBalance microcurrent device to households and individual users. Although the Company does not currently intend to abandon its domain name and website development business, the Company expects to devote the majority of its near-term business efforts to selling and distributing the eBalance device.

On June 4, 2014, pursuant to an arbitration award issued as part of certain legal proceedings among the Company, former executives and directors of the Company and certain shareholders of the Company (including David M. Jeffs, the Company’s current Chief Executive Officer), the District Court for Washoe County, Nevada ordered a receiver to be appointed and to take charge of the Company’s assets. The Company operated throughout 2015 and 2016 under receivership. On January 11, 2017, the District Court in Washoe County entered an order terminating the receiver’s possession of assets of the Company resulting in operations of the Company being returned to the directors of the Company. On May 4, 2017, the District Court in Washoe County discharged the Company from receivership.

Domain Name and Website Development Business

The Company’s sole business currently is that of managing the business of DHI. DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

Online Business Development. The Company, through DHI, holds title to a portfolio of approximately one hundred (100) intuitive, generic domains, such as Rodeo.com, Electronic.com, Boxing.com and Number.com, which inherently attract a stream of online visitors. The Company is not actively seeking to acquire additional domain names at this time. However, the Company will evaluate future opportunities to acquire additional domain names as they present themselves. The Company seeks opportunities to use its domain name rights to develop online businesses, by itself and through alliances with other entities. The Company believes that its operating businesses can share common platforms and infrastructure helping to create a scalable, adaptable and efficient growth model, while also capitalizing on the generic domain names’ ability to intuitively attract customers. The Company also believes it may be able to create economies of scale with each new business it develops. The Company’s business model for these operating businesses includes multiple revenue streams via revenue-sharing, leasing, web-advertising and trading of domain names. The Company has not, to date, capitalized on this plan in any significant manner.

Joint Ventures and Participations. The Company believes that its inventory of generic domain names may be attractive to established non-Internet businesses that are leaders or near-leaders in their respective industries. The Company’s business plan focuses on offering a long-term, strategic partnership in exchange for commitments that could include cash, marketing exposure, access to limited products, and business development activities. Similarly, the Company seeks to identify end-consumers who purchase the products and services that complement the businesses utilizing the Company’s inventory of domain names. Since 2000, the Company has implemented its business plan by entering into arrangements pursuant to which the Company has leased or licensed rights to utilize generic domain names owned by the Company to existing entities in return for cash payments and, in some cases, an equity participation in the entity or a joint venture established to exploit the name. Currently, the Company has two websites, Boxing.com and Number.com, that operate under a verbal joint venture arrangement with a third-party web developer (the “Web Developer”). Under this arrangement, the Company owns the domain names and the Web Developer develops and operates the websites at the Web Developers own cost and expense. The terms of the arrangement call for the Company and the Web Developer to split gross advertising revenues from the websites and the proceeds of any sale of the websites. However, advertising revenues for Boxing.com and Number.com have been minimal. As such, the Company has permitted the Web Developer to retain advertising revenues to offset against the costs of operating those websites. A description of the terms of the Company’s verbal arrangement with the Web Developer is attached as Exhibit 10-1 to this registration statement. Boxing.com is a news and media site offering users the opportunity to read daily news and statistics relating to the boxing and fight industry and is focused on becoming the most used site for boxing enthusiasts online. Number.com is a US directory of businesses.

The Company expects to continue to seek additional opportunities utilizing its domain names; however, there can be no assurance that the Company will be able to locate such opportunities, or if located, it will be able to enter into arrangements with such entities.

Sale and Lease of Domain Names. The Company recognizes opportunities which arise to monetize its ownership of domain names by selling or leasing the domain names, which may be more valuable than the exploitation of the ownership value of the names. The Company has previously sought opportunities to sell all or a portion of the domain names it holds in one or a series of transactions. Through these efforts, the Company has determined that by selling the domain names individually rather than as a portfolio the Company will maximize the revenue potential of these assets. The Company continues to market its individual and portfolio of domain names using third party brokers. The Company will continue to evaluate any offers received. During the fiscal years ended December 31, 2017 and December 31, 2016, the Company’s only source of income was from the sale of domain names.

The Company is also actively seeking opportunities to lease its domain names to companies who want to benefit from the availability of advertising and internet traffic that is generated by generic domain names.

Advertising Revenues. Historically, the Company generated revenue from advertising. However, advertising revenue has declined significantly over the years due to changes in the advertising model. The Company will continue to seek advertising revenue opportunities but does not expect that advertising will ever again represent a significant revenue source for the Company.

Distribution of Cell MedX eBalance Devices

On March 21, 2019, the Company executed the Distribution Agreement with Cell MedX, pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its eBalance microcurrent device to households and individual users. To acquire these rights, the Company paid to Cell MedX the sum of $250,000, the full amount of which was paid to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018. Under the terms of the Distribution Agreement, the Company has agreed to pay to Cell MedX a fee (the “License Fee”) for each eBalance device sold. In addition, the users of the eBalance device will be charged a periodic user fee (the “User Fee”) that will be split between the Company and Cell MedX. To maintain its exclusive distribution rights, the Company is subject to minimum sales and, after a period of time, minimum User Fee, requirements. If the Company fails to meet the minimum sales requirements, the Company will maintain its distribution rights, however those rights will cease to be exclusive.

eBalance Technology

The eBalance microcurrent device is based on the Device Manufacturer’s proprietary technology (the “eBalance Technology”) founded on the science of bioelectric signals, their affect on epigenetic events within the human body, and ability to modify and affect the behavior of cells, tissue, and organs. Based on this technology the Device Manufacturer is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advances” pipeline as reflected in current medical literature.

Microcurrent delivery devices used for the treatment of diabetic neuropathy and poor wound healing in diabetics have been in the marketplace for decades. However, the eBalance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat diabetes at its. Not a “me too” device, nor an incremental improvement in an established realm, devices based on the eBalance Technology could, if proven through diligent research and development, open a new category of diabetes care.

The eBalance Technology is intended to expand the traditional healthcare model of managing diabetes, high blood pressure, Parkinson’s as well as some other pathological diseases, by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

It is expected that the eBalance Technology will form the basis for a product line that will be available to aid in the management of diabetes mellitus (both Type 1 and Type 2), its complications, high blood pressure and some other pathologies, both as a professional clinic-based device and as a home use device.

A research and development plan adopted by the Device Manufacturer includes a series of investigations that are intended to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. A clinical observational trial finalized during 2017 (the “Clinical Study”), and future planned clinical trials will dictate the final marketing claims for the eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The results of the Clinical Study and in-house observations of the effects of the eBalance technology on the human body, suggested that claims should not only focus on overall diabetes management, reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control, but can also encompass pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease.

Given the size of the market for diabetes control and management, the current eBalance Technology has significant potential for success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Device Manufacturer is looking into developing more specialized treatment options to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression.

Marketing of the eBalance

The Company’s marketing efforts for the eBalance will initially target the 10 million Americans aged 65 and older who have diabetes directly through a combination of advertising on internet platforms such as Facebook, active participation in social media, a dedicated YouTube channel, attendance at major health and wellness expositions and direct marketing to doctors, corporations and assisted living communities.

ITEM1A.           RISK FACTORS

An investment in the Company’s common shares involves a high degree of risk. You should carefully consider the risks described below and the other information in this registration statement before investing in its common shares. If any of the following risks occur, the Company’s business, operating results and financial condition could be seriously harmed. The trading price of its common shares could decline due to any of these risks, and you may lose all or part of your investment.

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

Risks Associated with the Company’s Domain Name and Website Development Business

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

Risks Related to the Company’s eBalance Distribution Business

Competitive Marketplace for Medical and Wellness Devices. The eBalance device operates in a highly competitive market. eBalance devices will face competition from devices manufactured and marketed by large, well established medical and wellness device manufacturers and pharmaceutical companies in the market for treating and managing diabetes and related ailments. Many of these companies and their devices are very well accepted by health practitioners and have significant resources, and the Company may not be able to compete effectively.

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. The eBalance device competes indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate the target market for the eBalance device, they could threaten threaten the Company’s ability to market and distribute the eBalance device.

Developing Technology with Numerous Governmental Regulations. The eBalance device will be subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, the eBalance products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that the eBalance device will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

Changes in the health care regulatory environment may adversely affect our business. A number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and its amendments changed access to health care products and services and established new fees for the medical device industry. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. The Company cannot predict the timing or impact of any future rulemaking.

Inability of Cell MedX to protect and enforce intellectual property rights. As a distributor of the eBalance device, the Company is reliant on the intellectual property rights of Cell MedX to its technology. If Cell MedX is unable to defend, protect and enforce its intellectual property rights, the Company’s ability to distribute eBalance devices could adversely be affected. In addition, an adverse outcome in any litigation or interference proceeding could subject the Company to significant liabilities to third parties and require the Company to cease distributing eBalance devices. In addition, a finding that any of Cell MedX’s intellectual property rights are invalid could allow competitors to more easily and cost-effectively develop and manufacture competing devices. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on the Company’s future business prospects, financial condition or results of operations.

eBalance Device is Unproven. The eBalance device is a new product to the health, wellness and medical device space, and a commercial market has not yet developed. The Company’s future success will depend on its ability to work with Cell MedX to develop a market for the eBalance device and to gain commercial acceptance of the eBalance device and the eBalance Technology.

Lack of Operating History in Marketplace. The Company does not have any operating history or experience in the distribution of medical or wellness devices. A lack of experience in this marketplace could make it more difficult for the Company to compete. In addition, the Company’s lack of experience in this space makes it difficult to assess or estimate its future potential. Success has yet to be proven and financial losses should be expected to continue in the near future.

Risks Related to the Company’s Securities

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

Lack of operating revenues. The Company has limited operating revenues and is expected to continue to do so for the foreseeable future. Management has assessed the Company’s ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company’s ability to continue as a going concern. The audit report of the Company’s principal independent accountants for the years ended December 31, 2018 and December 31, 2017 includes a statement regarding the uncertainty of the Company’s ability to continue as a going concern. The Company’s failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company’s business to fail.

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

ITEM 2.             PROPERTIES

The Company does not currently have any interests in any real property.

The Company and its Subsidiaries operate from their principal office at 50 West Liberty Street, Suite 880, Reno, Nevada. The Company’s telephone number is (604) 648-0515.

ITEM 3.             LEGAL PROCEEDINGS

Wrongful Dismissal Proceedings with Former CEO of DHI

On March 9, 2000, a former Chief Executive Officer of DHI commenced a legal action against DHI for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages of approximately $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a defense and counterclaim claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. The plaintiff has taken no further action.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of the Company’s Shares

As of the date of this registration statement, the Company had 72 registered shareholders. The number of registered shareholders does not include shareholders holding their shares on deposit with brokers or dealers and registered in the name of stock depositories.

Market Information

The Company’s common shares trade over-the-counter in the United States on the OTCQB marketplace under the symbol “LIVC.” The following is the high and low bid information for the Company’s common stock during each fiscal quarter of its last two fiscal years on the OTCQB marketplace.

Period ended	High	Low
30 December 2018	$0.065	$0.041
30 September 2018	$0.041	$0.012
31 June 2018	$0.044	$0.005
31 March 2018	$0.041	$0.01
30 December 2017	$0.0425	$0.01
30 September 2017	$0.04	$0.02
31 June 2017	$0.03	$0.03
31 March 2017	$0.05	$0.02

Bid quotations entered on the OTCQB marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividend Rights

There are no provisions in the Company’s articles of incorporation or bylaws restricting the Company’s ability to pay dividends on our common stock. Chapter 78 of the Nevada Revised Statutes (the “NRS”) does provide certain limitations on the Company’s ability to declare and pay dividends. Section 78.288 of the NRS prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	The Company would not be able to pay its debts as they become due in the usual course of business; or

(b)

Except as allowed in the Company’s articles of incorporation the Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed to satisfy any preferential rights.

The Company has never declared, nor paid, any dividend since their incorporation and they do not foresee paying any dividend in the near future since all available funds will be used to conduct the Company’s business development activities. Any future payment of dividends will depend on its financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Recent Sales of Unregistered Securities

During the past three years, the Company has not sold any securities.

Cancellation of issued shares

On August 10, 2016, in connection with the settlement reached with C. Geoffrey Hampson, the Company’s former CEO, as described in “Legal Proceedings” above, 3,022,875 common shares were returned to treasury and subsequently cancelled.

ITEM 6.             SELECTED FINANCIAL DATA

Not applicable

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operation

eBalance Distribution Business

In the near term, the Company intends to focus most of its resources on the development of its eBalance distribution business. The Company’s marketing efforts for the eBalance device will initially focus on directly targeting the 10 million Americans aged 65 and older who have diabetes with a combination of advertising on internet platforms such as Facebook, active participation in social media, a dedicated YouTube channel, attendance at major North American health and wellness expositions and direct marketing to doctors, corporations and assisted living communities. Management believes that it will be successful in this endeavor due to the unique aspects of the eBalance device that differentiate it from the current competition in the wellness medical device sector. Those aspects include clinically proven results, ease of use, accessibility, no known harmful side effects, great customer service, and a limited time guarantee.

Domain Name and Web Development Business

In addition to the Company’s eBalance distribution business, the Company intends to maintain its domain name and website development business. Some of its portfolio of domain names, continue to generate meaningful amounts of Internet traffic, which the Company attributes to, among other things, their generic descriptive nature of a product or services category.

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

Management of the company believe that the Company does not have sufficent cash on hand to manage its product distribution and web development operations for the next 12 months and that the Company will need to seek additional financing.

Management’s Discussion and Analysis

The following selected financial data was derived from the Company’s audited and unaudited financial statements. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this registration statement. From June 2014 to May 2017 the Company operated under receivership. During this time, the Company did not engage in any efforts to develop its business as the receiver’s primary responsibilities during this time were to make recommendations to the court as to whether the Company should be dissolved or otherwise, and to settle and resolve the Company’s ongoing litigation matters. As the Company is no longer operating under receivership, results for fiscal 2018 and 2017 may not be reflective of the Company’s financial results and capital requirements moving forward. In addition, the Company expects to focus its resources on the development of its eBalance distribution business in the near future. This business is significantly different from the domain name and web development business that the Company has historically been engaged in. As a result, historical results and capital requirements are not expected to be reflective of the Company’s financial results and capital requirements moving forward.

Summary of Results

	For the Year	For the year
	ended	ended
	December 31,	December 31,
	2018	2017
	(audited)	(audited)

Loss from operations	$(782,163)	$(114,263)

Current Taxes Recovered	11,515	-
Gain on debt retirement	-	185,198
Interest income	-	-
Interest expense	(205)	(207)
Other income	-	120
Foreign exchange	-	192
Net and comprehensive income (Loss)	$(770,853)	$71,040

Revenue

The Company recognized a gain of $222,265 from the sale of domain names during the year ended December 31, 2017 (2018 - $nil). The Company did not recognize recurring revenues during its 2018 or 2017 fiscal years. The Company does not anticipate recognizing recurring revenues in the short term. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. Although the Company’s arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal. As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer’s costs of operating those sites. The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

The e-Balance device is a new entry into the medical and wellness device market, without any history of commercial sales. Although the Company intends to devote a significant part of its financial resources towards developing the market for the eBalance device, there is no assurance that it will be able to earn revenues from the distribution of those devices in the near future.

The Company has an accumulated deficit of $17,985,406 to December 31, 2018. The Company is presently in the development stage of their business and cannot provide any assurances that they will be able to generate regular or recurring revenues in the near future.

Results of Operation

Year Ended December 31, 2018 and 2017

The Company recorded a net loss of $770,853 for the year ended December 31, 2018 and net income of $71,040 for the year ended December 31, 2017. During the year ended December 31, 2018, the Company incurred non-cash expenses of $113,336 related to the issuance of options to management, directors and consultants as compared to $nil for the year ended December 31, 2017. Due to the uncertainty associated with the commercial success of the e-Balance device, the Company expensed the balance of the $250,000 deposit paid on the execution of the letter of intent with Cell MedX.

The Company recognized a non-recurring gain of $222,265 from the sale of domain names during the year ended December 31, 2017 compared to $nil during the year ended December 31, 2018.

Net income in the year ended December 31, 2017 was also improved by an extraordinary gain on debt retirement of $185,198 compared to $nil gain on debt retirement in the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2018, the Company had working capital surplus of $308,381, a decrease of $533,317 from December 31, 2017 ($841,698). The Company did not have any significant source of cashflow during the twelve months ended December 31, 2018. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, the Company has determined there is substantial doubt as to its ability to continue as a going concern.

The Company does not believe it has the necessary cash requirements for the next 12 months without having to raise additional funds.

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

Critical Accounting Policies

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018 and applied the modified retrospective approach. There was no impact to the Company’s recognition of revenue as a consequence of adopting this new standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the fiscal years ended December 31, 2018, including:

(a)	Report of Independent Registered Accounting Firm;

(b)	Consolidated Balance Sheet for the years ended December 31, 2017 and 2018;

(c)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2018;

(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2018;

(e)	Consolidated Statements of Stockholders’ Equity; and

(f)	Notes to the Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Live Current Media Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Current Media Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations with further losses anticipated and has an accumulated deficit of $17,985,406. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017
Vancouver, Canada
April 1, 2019

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash	$388,906	$956,549
Receivable	-	5,435
Domain proceeds receivable	22,500	82,500
	411,406	1,044,484
Non-current assets
Domain proceeds receivable	-	30,000
Intangible assets	111,951	206,150
	$523,357	$1,280,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$85,585	$185,550
Other payable	17,441	17,236
	103,026	202,786
Stockholders' equity
Capital stock
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 34,837,625 common shares (34,837,625 at December 31, 2017)	34,838	34,838
Additional paid in capital	18,370,899	18,257,563
Deficit	(17,985,406)	(17,214,553)
	420,331	1,077,848
	$523,357	$1,280,634

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in US dollars)
	For the years ended
	December 31,	December 31,
	2018	2017
General and administrative expenses
Consulting	$113,336	$-
Domain content and registration	16,340	16,160
Distribution rights	250,000	-
General and administration	27,881	44,482
Gain on sale of domain names	-	(222,265)
Impairment of assets	94,199	37,500
Management fees	140,000	126,774
Professional fees	104,313	52,202
Transfer agent and regulatory	31,014	48,204
Travel	5,080	11,206

Loss from operations	(782,163)	(114,263)

Gain on debt retirement	-	185,198
Interest expense	(205)	(207)
Other income	-	120
Foreign exchange	-	192
	(205)	185,303

Net income (loss) for the year before provision for taxes	$(782,368)	$71,040
Provision for taxes
Current taxes recovered	11,515	-

Net income (loss) for the year	$(770,853)	$71,040

Basic and diluted loss per share	$(0.02)	$0.00

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(expressed in US dollars)
	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	34,837,625	$34,838	$18,257,563	$(17,285,593)	$1,006,808
Net income for the year	-	-	-	71,040	71,040
Balance, December 31, 2017	34,837,625	34,838	18,257,563	(17,214,553)	1,077,848
Stock-based compensation	-	-	113,336	-	113,336
Net loss for the year	-	-	-	(770,853)	(770,853)

Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)
	For the years ended
	December 31,	December 31,
	2018	2017

Cash flows used in operating activities
Net income (loss) for the year	$(770,853)	$71,040
Non-cash items
Impairment of intangible assets	94,199	37,500
Gain on sale of domain names	-	(222,265)
Bad debt expense	5,435	-
Stock-based compensation	113,336	-
Gain on debt retirement	-	(185,198)
Accrued interest	205	207
Income taxes recovered	(11,515)	-
Changes in non-cash working capital item
Accounts payable and accrued liabilities	(88,450)	(65,290)
Cash used in operating activities	(657,643)	(364,006)

Cash flows used in investing activities
Proceeds received for sale of domain name	90,000	171,000
Cash provided by investing activities	90,000	171,000

Change in cash	(567,643)	(193,006)
Cash, beginning of year	956,549	1,149,555
Cash, end of year	$388,906	$956,549

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Through DHI, the Company builds consumer Internet experiences around its portfolio of domain names. DHI’s current business strategy is to develop, or to seek partners to develop, its domain names to include content, commerce and community applications. On June 4, 2014, a judge in Reno, Nevada ordered a receiver to take charge of the Company’s business. On May 4, 2017, the Company was discharged from receivership (Note 8).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company has an accumulated deficit of $17,985,406. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP’), and are expressed in United States dollars.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated on consolidation.

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

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Intangible Assets not subject to amortization

Intangible assets not subject to amortization consist of direct navigation domain names. While the domain names are renewed annually, through payment of a renewal fee to the applicable registry, the Company has the exclusive right to renew these names at its option. The Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of these domain names on an aggregate basis and accordingly treat the portfolio of domain names as indefinite life intangible assets.

The Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular URL should be renewed. Impairment is recognized for names that are not renewed. The Company performs an annual assessment of individual domain names in its portfolio to determine whether it is more likely than not that the fair market value of a domain name is less than its carrying amount. When it is determined that the fair value of a domain name is less than its carrying amount, impairment is recognized.

As at December 31, 2018, the weighted remaining average period before the next renewal with the applicable registry is 1.11 years (December 31, 2017: 3.06 years).

Foreign Currency Translation

The Company’s functional currency is the US dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders’ deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes. Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. Deferred tax assets and deferred tax liabilities, along with any associated valuation allowance, are offset and shown in the financial statements as a single noncurrent amount when these items arise within the same tax jurisdiction.

The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments

The Company accounts for all stock-based payments and awards under the fair value based method. The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees will be measured at fair value on the date of the grant. The fair value of all stock options are expensed over their vesting period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service condition. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The fair value of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date are measured and recognized at that date.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimate.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, accounts payable and amounts due to shareholders of Auctomatic approximate their carrying value due to the short-term nature of those instruments.

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, there for requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

The Company had no Level 3 assets or liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at December 31, 2018 and 2017.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Adoption of New Accounting Pronouncement

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018 and applied the modified retrospective approach. There was no impact to the Company’s recognition of revenue as a consequence of adopting this new standard.

3.     SHARE CAPITAL

Authorized

The authorized capital of the Company consists of 500,000,000 shares of common stock with a par value of $0.001 per share. No other shares have been authorized

4.     STOCK OPTIONS

The Company’s 2018 Stock Option Plan (the “Plan”) was approved by the Board of Directors on November 28, 2018. The Plan will provide for the grant of 5,000,000 shares of common stock of the Corporation, subject to increase after March 31, 2019, upon approval by the Corporation’s directors, provided that the total number of shares that may be optioned and sold under the Plan shall at no time be greater than 15% of total number of shares of common stock outstanding, less any options still outstanding under any previous stock option plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimates

On November 30, 2018, the board of directors of the Company granted option to purchase up to 1,000,000 shares of the Company to it CEO, up to 400,000 shares of the Company to its directors and up to 400,000 shares of the Company to its Consultants.

The total fair value of the options granted to the CEO, directors and consultants was calculated to be $107,482.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

4.     STOCK OPTIONS continued

At November 30, 2018
Expected Life of Options	2 years
Risk-Free Interest Rate	1.63%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	409%

On November 39, 2018, the board of directors of the Company granted a Non-Plan option to purchase up to 100,000 shares of the Company to a non-related party.

At November 30, 2018
Expected Life of Options	1 ½ years
Risk-Free Interest Rate	1.63%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	382%

The fair value of the options granted to the non-related party were $5,854.

5.     DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for total consideration of $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at December 31, 2018, the balance remaining on this receivable totaled $22,500. .

6.     DEPOSIT

On September 10, 2018, Live Current entered into a non-binding letter of intent (the “LOI”) with Cell MedX Corp. (Cell MedX) for worldwide distribution rights of the e-Balance device for home-based usage. The e-Balance device is a micro-current therapy device designed to target complications arising from diabetes but has yet to receive approval from the Food and Drug Administration (“FDA”). Pursuant to the LOI, the Company agreed to enter into negotiations aimed at obtaining a definitive agreement within a 90-day period (Note 10). The Company advanced US$250,000 as a deposit for exclusive worldwide distribution rights. The probability of success and length of time to obtain Federal Drug Administration approval of the e-Balance device is difficult to determine and there are uncertainties associated with the timely completion of the device’s commercial success. Due to the uncertainties associated with the successful commercialization of the e-Balance device, it has been determined that the payment of this deposit does not meet the definition of an asset and is thus expensed within general and administrative expenses.

7.     INTANGIBLE ASSETS

	December 31,	December 31,
	2018	2017
Domain names	$111,951	$201,496
Trademarks	-	4,654
	$111,951	$206,150

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company’s portfolio of domain names are considered by management to be indefinite life intangible assets not subject to amortization. Management performs an annual impairment assessment of its domain names; during the year ended December 31, 2018, the Company recorded an impairment charge of $89,545 (2017: $37,500).

The Company recorded an impairment charge in 2018 of $4,654 for Trademarks (2017 $nil)

8.     DEBT RETIREMENT

On May 4, 2017, in conjunction with the termination of the Company’s receivership, the Company realized a gain on debt retirement of $185,198.

9.      INCOME TAXES

Effective January 1, 2018, the enacted statutory tax rate is 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2018	2017
Net income (loss) for the year	$(770,853)	$71,040
Statutory rate	21%	35%
Expected income tax expense (recovery)	(162,000)	25,000
Impact of statutory tax rate on earnings of subsidiary	(26,000)	(8,000)
Non-taxable earnings	24,000	(23,000)
Effect of change of future enacted tax rate	-	998,000
Effect of foreign exchange on tax assets	-	13,000
Adjustment to prior year tax provision	1,000	(59,000)
Change in valuation allowance	151,000	(946,000)
	$(12,000)	$-

The significant components of deferred income tax assets at December 31, 2018 and December 31, 2017 are as follows:

	December 31,	December 31,
	2018	2017
Net operating losses	$1,706,000	$1,567,000
Intangible assets	67,000	55,000
	1,773,000	1,622,000
Valuation allowance	(1,773,000)	(1,622,000)
	$-	$-

At December 31, 2018, the Company had accumulated non-capital loss carry-forwards of approximately $7,400,000 that expire from 2025 through 2037. The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization. Tax attributes are subject to review, and potential adjustment by tax authorities.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

10.   SUBSEQUENT EVENTS

On March 21, 2019, the Company executed the Distribution Agreement with Cell MedX, pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its e-Balance microcurrent device to households and individual users. To acquire these rights, the Company paid to Cell MedX the sum of $250,000, the full amount of which was paid to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018. Under the terms of the Distribution Agreement, the Company has agreed to pay to Cell MedX a fee (the “License Fee”) for each e-Balance device sold. In addition, the users of the e-Balance device will be charged a periodic user fee (the “User Fee”) that will be split between the Company and Cell MedX. To maintain its exclusive distribution rights, the Company is subject to minimum sales and, after a period of time, minimum User Fee, requirements. If the Company fails to meet the minimum sales requirements, the Company will maintain its distribution rights, however those rights will cease to be exclusive. (Note 6)

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met

ITEM 9B.           OTHER INFORMATION

On December 7, 2018 the Company signed a 90 day extension to the Letter of Intent (the “LOI”) of September 10, 2018 with Cell MedX Corp. ("Cell MedX" or the “Device Manufacturer”) to extend the date for completing a definitive agreement for Live Current to acquire the exclusive worldwide rights to sell the eBalance microcurrent device.

On March 21, 2019, the Company entered into a definitive distribution agreement (the “Distribution Agreement”) with Cell MedX, pursuant to which the Company obtained exclusive worldwide distribution rights to Cell MedX’s eBalance device. To acquire these rights, the Company paid to Cell MedX the sum of $250,000, the full amount of which was paid to Cell MedX upon signing of the LOI. Under the terms of the Distribution Agreement, the Company has agreed to pay to Cell MedX a fee (the “License Fee”) for each eBalance device sold. In addition, the users of the eBalance device will be charged a periodic user fee (the “User Fee”) that will be split between the Company and Cell MedX. To maintain its exclusive distribution rights, the Company is subject to minimum sales and, after a period of time, minimum User Fee requirements. If the Company fails to meet the minimum sales requirements, the Company will maintain its distribution rights, however those rights will cease to be exclusive.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and positions of the Company’s executive officers and directors as of the date hereof.

Name	Age	Positions
David M Jeffs (Appointed October 15, 2010.)	49	Director, Chief Executive Officer, President, Treasurer and Secretary
John da Costa (Appointed December 15, 2016)	54	Director
Amir Vahabzadeh (Appointed December 15, 2016)	50	Director

Set forth below is a brief description of the background and business experience of the Company’s executive officers and directors:

David Jeffs Mr. Jeffs has been the Chief Executive Officer, President, Treasurer and Secretary of the Company since October 2010. He was also the Chief Executive Officer of the Company from July 2002 through May 2007 and the President and a director of the Company from July 2002 through September 2007. Previously he was a consultant to the Company’s subsidiary, Domain Holdings Inc., from November 2000 and was responsible for revenue-generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the president and director of a private corporation trading in consumer goods products since 1997. Mr. Jeffs graduated from the University of British Columbia with a Bachelor of Arts where he majored in economics.

Joao (John) da Costa Mr. da Costa has more than twenty five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003. Since 2002, Mr. da Costa has been the CFO, and a member of the Board of Directors of Triton Emission Solutions Inc., a company reporting under the United States Securities Exchange Act of 1934 (the “Exchange Act”). In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims. Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Amir Vahabzadeh Mr. Vahabzadeh has been involved in the internet industry as a private online business owner and consultant for over 20 years. Mr. Vahabzadeh holds a Bachelor of Arts degree and is a graduate of the University of British Columbia and has been a shareholder of the Company since 2000.

Term Of Office

The Company’s directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. The Company’s executive officers are appointed by its board of directors and hold office until removed by its board of directors or until their successors are appointed.

Other Significant Employees

Other than the Company’s sole executive officer, the Company does not have any significant employees.

Audit Committee

The Company does not currently have a separately designated audit committee. As such, the Company’s entire board of directors acts as its audit committee. The Company’s board of directors has determined that Mr. da Costa qualifies as an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation SK. The OTCQB Marketplace, where the Company’s securities are traded, does not have independence requirements. In determining independence, the Company has applied the definition set out in NASDAQ Rule 5605(a)(2). Mr. da Costa meets the qualifications for independence set forth in that rule.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer, principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC. A copy of our Code of Ethics is attached as an exhibit to this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2018:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Jeffs CEO, Treasurer, Secretary and Director	2	1	Nil
Amir Vahazadeh Director	3	2	Nil
Joao (John) da Costa	2	1	Nil

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to the Company’s named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during its last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David Jeffs President, CEO, Treasurer & Director	2018	$120,000	$20,000	$0	$59,712	$0	$0	$0	$199,712
	2017	$116,774	$10,000	$0	$0	$0	$0	$0	$126,774

Notes:

(1)

The Company does not have a written compensation arrangement in place with David Jeffs, however, it has agreed to compensate Mr. Jeffs at a rate of $120,000 per year, commencing in January of 2017, for his commitment as Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2018.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
David Jeffs CEO, President, Secretary, Treasurer & Director	1,000,000	0	$0.10	Nov. 30, 2018	Nov. 30, 2020

Director Compensation

The following table sets forth the compensation paid to our directors during our December 31, 2018 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2018 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Amir Vahabzadeh(2)	$0	$0	$11,942.50	$0	$0	$0	$11,942.50
John da Costa(3)	$0	$0	11,942.50	$0	$0	$0	$11,942.50

Notes:

(1)	During the fiscal year ended December 31, 2018, we did not compensate our directors for acting in that capacity other than through the grant of options under our 2018 Stock Option Plan.
(2)	On November 30, 2018, Mr. Vahabzadeh was granted options to purchase up to 200.000 shares of our common stock at a price of $0.10 per share, expiring November 30, 2020.
(3)	On November 30, 2018, Mr. da Costa was granted options to purchase up to 200,000 shares of our common stock at a price of $0.10 per share, expiring November 30, 2020.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. The Board of Directors conducts reviews with regard to the compensation of the directors and the Chief Executive Officer once a year. To make its recommendations on such compensation, the Board of Directors takes into account the types of compensation and the amounts paid to officers of comparable publicly traded companies.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                            STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2018, our most recent fiscal year end.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None

Equity Compensation Plans Not Approved by Security Holders	1,900,000(1)	$0.10	3,200,000

Notes

(1)	100,000 options were granted outside of the Company’s 2018 Stock Option Plan.

2018 Stock Option Plan

On November 28, 2018, tour board of directors approved and adopted the Company’s 2018 Stock Option Plan (the “Plan”). The purpose of the Plan is to enhance long-term shareholder value by offering the Company’s directors, officers, employees and eligible consultants the ability to acquire and maintain stock ownership in the Company and to participate in the Company’s future growth.

The Plan allows the board to grant awards to officers, directors, employees and certain eligible consultants. To be eligible for grants under the Plan, consultants must be individuals who (1) render bona fide services to the Company not connected to the offer or sale of the Company’s securities in capital raising transactions, and (2) do not directly or indirectly promote or maintain a market for the Company’s securities.

Initially, up to 5,000,000 shares of the Company’s common stock may be purchased pursuant to options granted under the Plan. After March 31, 2019, the Board may increase the shares of common stock that may be purchased under the Plan, provided that the total number of shares that may be purchased under the Plan cannot exceed 15% of the total number of shares outstanding, less any options outstanding under previous stock option plans.

Awards under the Plan may be granted in the form of incentive stock options or non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code (the “Code”). To qualify as “incentive stock options” under Section 422 of the Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. If the Plan is not approved by the Company’s stockholders within 12 months of its adoption, any options granted as “incentive stock options” will be treated as “non-qualifying stock options”. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Code.

The exercise price for incentive stock options granted under the Plan cannot be less than the fair market value of the Company’s common stock on the date of grant (110% of fair market value for optionees that own 10% of the combined voting power of the Company). Non-qualified stock options may not have an exercise price less than 75% of fair market value at the time of grant. “Fair market value” for purposes of the Plan is defined as the lesser of the closing price of the Company’s common stock on the day immediately preceding the date of grant, and the average closing price of the Company’s common stock during the ten trading days immediately preceding the grant date, provided that the Company’s common stock trades on a national securities exchange or the OTC Link system (maintained by OTC Markets Group Inc.). If the Company’s common stock does not trade on the OTC Link or a national securities exchange in the United States, the Board may determine fair market value, acting in good faith.

Options granted under the Plan have a maximum term of ten years from the grant date, or such lesser period as determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of common shares owned beneficially as of March 28, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of the Company’s voting securities, (ii) each of its directors, (iii) each of its named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,284,600(3) Direct	12.2%
Common Shares	David Jeffs, Stollenweg 5, 79299 Wittnau, Germany	9,409,903(4) Direct	29.4%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
		1,124,500 Indirect(2)
Common Shares	John da Costa, 820 – 1130 West Pender Street, Vancouver, BC V6E 4A4	200,000(5)	0.6%
	All Officers and Directors as a Group	15,019,003	41.4%
5% Shareholders
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,230,000 Direct	12.2%
Common Shares	David Jeffs, Stollenweg 5, 79299 Wittnau, Germany	9,409,903 Direct 1,124,500 Indirect	29.4%
Common Shares	Susan Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	3,797,500(2) Direct	10.5%
Common Shares	Richard Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	2,524,671 Direct	7.3%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of its shares actually outstanding on [date]. As of March 28, 2019, there were 34,837,625 shares of common stock issued and outstanding.

(2)	1,124,500 shares are registered in the names of immediate family members sharing the same address as Mr. Jeffs.
(3)	Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share.
(4)	Includes options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share.
(5)	Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share.

Changes in Control

The Company is not aware of any arrangement, which may result in a change in control in the future.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

None of the following parties has, during the Company’s last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of its directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding common shares;
(iv)	Any of its promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for the Company’s common stock are currently entered on the OTC QB marketplace, which does not have director independence requirements. In determining whether any of its directors are independent, the Company has applied the definition for “Independent Directors” set out in NASDAQ Rule 5605(a)(2). In applying this definition, the Company has determined that John da Costa and Amir Vahabzadeh are independent directors.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$30,000	$26,000
Audit-Related Fees	7,000	11,000
Tax Fees	3,600	-
All Other Fees	-	-
Total	$40,600	$36,000

Our board of directors annually reviews the qualifications of Dale Matheson Carr-Hilton Labonte LLP, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles – Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles – Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles – Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 10, 2018(2)
10.3	2018 Stock Option Plan(4)
10.4	Extension to Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 7, 2018(3)
10.5	Distribution Agreement between Live Current Media Inc. and Cell MedX Corp. dated March 21, 2019(5)
14.1	Code of Ethics
21.1	List of Subsidiaries(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10, originally filed on February 1, 2018.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 20, 2018.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K. filed on December 12, 2018.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on January 9, 2019
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K. filed on March 27, 20189.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Current Media, Inc.

Date:	April 1, 2019	BY:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)