Form 10-K/A
period 2018-12-31
Live Current Media Inc.
filed 2019-05-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

or the fiscal year ended December 31, 2018

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
[_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$669,380 based on the closing price of $0.04 on June 29, 2018 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 28, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

EXPLANATORY NOTE

Live Current Media Inc. (the “Company”) is filing this Amendment No. 1 on form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”) to include the signed audit report of its principal independent accountants Dale, Matheson, Carr-Hilton, Labonte LLP (“DMCL”) included with the Company’s financial statements for the year ended December 31, 2018. DMCL’s audit report for included with the Original Filing was inadvertently unsigned. With the exception of the inclusion of DMCL’s signed audit report, the Company’s financial statements included with the Original Filing are unchanged.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment also contains new Rule 13a-14(a)/15d-14(a) Certifications.

The Amendment speaks as of the date of the Original Filing, and does not amend, update or change any other items or disclosures in the Original Filing, and does not purport to reflect any information or events subsequent to the Original Filing.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Current Media, Inc.

Date:	May 14, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 14, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)