Form 10-Q
period 2019-03-31
Live Current Media Inc.
filed 2019-05-15
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

______________________
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
[ x ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

 (Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash	$324,347	$388,906
Receivable	-	-
Domain proceeds receivable	7,500	22,500
	331,847	411,406
Non-current assets

Intangible assets	111,951	111,951
	$443,798	$523,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$122,143	$85,585
Other payable	17,492	17,441
	139,635	103,026
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
34,837,625 common shares (34,837,625 at December 31, 2018)	34,838	34,838
Additional paid in capital	18,370,899	18,370,899
Deficit	(18,101,574)	(17,985,406)
	304,163	420,331
	$443,798	$523,357

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in US dollars)
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
General and administrative expenses
Bad debt	$-	$5,435
Domain content and registration	5,350	5,500
General and administrative	29,264	6,996
Management fees	30,000	30,000
Professional fees	45,152	34,740
Transfer agent and regulatory	5,771	1,972

Loss from operations	(115,537)	(84,643)

Interest expense	51	51
Foreign exchange	580	389
	(631)	(440)

Net and comprehensive loss for the period	$(116,168)	$(85,083)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	34,837,625	$34,838	$18,257,563	$(17,214,553)	$1,077,848
Stock-based compensation			113,336		113,336
Net Income for the year	-	-	-	(770,853)	(770,853)
Balance, December 31, 2018	34,837,625	34,838	18,370,899	(17,985,406)	420,331
Net loss for the period	-	-	-	(116,168)	(116,168)
Balance, March 31, 2019	34,837,625	$34,838	$18,370,899	$(18,101,574)	$304,163

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows used in operating activities
Net loss	$(116,168)	$(85,083)
Non-cash item
Accrued interest	51	51
Changes in non-cash working capital items
Receivable	15,000	27,935
Accounts payable and accrued liabilities	36,558	29,973
Cash used in operating activities	(64,559)	(27,124)

Change in cash	(64,559)	(27,124)
Cash, beginning of period	388,906	956,549
Cash, end of period	$324,347	$929,425

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

On March 21, 2019, the Company executed the Distribution Agreement with Cell MedX Corp. (Cell MedX), pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its e-Balance microcurrent device to households and individual users. To acquire these rights, the Company paid to Cell MedX the sum of $250,000 the full amount of which was paid to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018 and which was charged to the Statement of Operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operation through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These conditions raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United State (“US GAAP”), and are expressed in United States dollars.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report in Form 10-K, for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

LIVE CURRENT MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

3. DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for total consideration of $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly installment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at March 31, 2019, the balance remaining on this receivable totaled $7,500. Subsequent to March 31, 2019, the Company received the remaining balance owed in respect of this receivable and title to the domain name was transferred to the purchaser.

4. INTANGIBLE ASSETS

The Company’s portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

5. SHARE CAPITAL

There were no shares or stock options issued during the three months ended March 31, 2019.

As at March 31, 2019, the Company had 1,900,000 options outstanding with a weighted average exercise price and weighted average life of $0.10 and 1.66 years respectively. These options were granted during the year ended December 31, 2018 and vested on their grant date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, general economic conditions particularly related to demand for the Company’s products and services, changes in business strategy, competitive factors (including the introduction or enhancement of competitive services), pricing pressures, changes in operating expenses, fluctuation in foreign currency exchange rates, inability to attract or retain consulting, sales and/or development talent, changes in customer requirements, and/or evolving industry standards, as well as those factors discussed in the section titled "Part II, Item 1A. Risk Factors" in this Quarterly Report.

Forward looking statements are based on a number of material factors and assumptions, including the availability and final receipt of required government licenses, that sufficient working capital is available to complete the proposed activities, that contracted parties provide goods and/or services on the agreed time frames. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Risk Factors" in this Quarterly Report.

The Company intends to discuss in its Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this registration statement. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on its business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement. You are advised to carefully review the reports and documents that the Company files from time to time with the United States Securities Exchange Commission (the "SEC"), particularly its periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

OVERVIEW

Live Current Media Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company operates a segment of its business through its wholly owned subsidiary, Domain Holdings Inc., originally formed under the laws of British Columbia, Canada on July 4, 1994 and re-domiciled to Alberta, Canada on April 14, 1999 ("DHI"). The Company is also the majority shareholder of Perfume.com Inc. (95% ownership), formed under the laws of the State of Delaware on March 13, 2008. Perfume.com Inc. is currently dormant and does not carry on an active business. References herein to the Company include DHI and Perfume.com Inc. (collectively, the "Subsidiaries") unless otherwise stated.

RECENT CORPORATE DEVELOPMENTS

On March 21, 2019, the Company executed a Distribution Agreement with Cell MedX Corp. (the "Device Manufacturer", "Cell MedX" or "CMXC"), pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute the eBalance microcurrent device to households and individual users. To acquire these rights, the Company paid to Cell MedX the sum of $250,000.

The eBalance device is a microcurrent therapy device designed to target complications arising from diabetes.

PLAN OF OPERATIONS

The Company’s business currently is that of managing the business of DHI and distribution of the eBalance microcurrent device. DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

eBalance Distribution Business

In the near term, the Company intends to focus a majority of its resources on the development of its eBalance distribution business. The Company anticipates the market launch of the device to begin in the late second quarter of 2019. The Company’s marketing efforts for the eBalance device will initially focus on directly targeting the 10 million Americans aged 65 and older who have diabetes with a combination of advertising on internet platforms such as Facebook, active participation in social media, a dedicated YouTube channel, attendance at major North American health and wellness expositions and direct marketing to doctors, corporations and assisted living communities. Management believes that it will be successful in this endeavor due to the unique aspects of the eBalance device that differentiate it from the current competition in the wellness medical device sector. Those aspects include clinically proven results, ease of use, accessibility, no known harmful side effects, great customer service, and a limited time guarantee.

The eBalance microcurrent device is based on the Device Manufacturer’s proprietary technology (the "eBalance Technology") founded on the science of bioelectric signals, their affect on epigenetic events within the human body, and ability to modify and affect the behavior of cells, tissue, and organs. Based on this technology the Device Manufacturer is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the "future advances" pipeline as reflected in current medical literature.

Microcurrent delivery devices used for the treatment of diabetic neuropathy and poor wound healing in diabetics have been in the marketplace for decades. However, the eBalance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat diabetes at its. Not a "me too" device, nor an incremental improvement in an established realm, devices based on the eBalance Technology could, if proven through diligent research and development, open a new category of diabetes care.

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

A research and development plan adopted by the Device Manufacturer includes a series of investigations that are intended to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. A clinical observational trial finalized during 2017 (the "Clinical Study"), and future planned clinical trials will dictate the final marketing claims for the eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The results of the Clinical Study and in-house observations of the effects of the eBalance technology on the human body, suggested that claims should not only focus on overall diabetes management, reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control, but can also encompass pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease.

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

The Company acquired a number of ".cn" domain names through a lottery-allocation in 2003 which are available to be developed.

Management of the company believe that the Company does not have enough cash on hand to manage its product distribution and web development operations for the next 12 months.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company’s unaudited interim financial statements for the periods ended March 31, 2019 and March 31, 2018. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Quarterly Report.

Summary of Results

	For the three	For the three
	month period	month period
	ended	ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Loss from operations	$(115,537)	$(84,643)

Gain on debt retirement	-	-

Interest expense	(51)	(51)

Other Income	-	-

Foreign exchange	(580)	(389)
Net and comprehensive
income (Loss)	$(116,168)	$(85,083)

Revenue

The Company did not recognize recurring revenues during the three month period ending March 31, 2019 or the three month period ending March 31, 2018. The Company does not anticipate recognizing recurring revenues until after it has launched its marketing efforts for the eBalance. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. Although the Company’s arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal. As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer’s costs of operating those sites. The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

At March 31, 2019, the Company had an accumulated deficit of $18,101,574. The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net loss of $116,168 for the quarter ended March 31, 2019 compared to a net loss of $85,083 for the quarter ended March 31, 2018. The difference was a result of increased costs associated with SEC filings and to the addition of costs associated with marketing preparations for the eBalance device.

Liquidity and Capital Resources

At March 31, 2019, the Company had working capital of $192,212, a decrease from the Company’s working capital of $308,380 at December 31, 2018. During the three months ended March 31, 2019 the Company had negative operating cash flow. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company does not believe that it has the necessary cash requirements for the next 12 months without having to raise additional funds.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on April 1, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that materially impact the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2019, the Company’s management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended March 31, 2019.

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

Effect of new root domain names. The Company’s business is subject to a number of risks. In addition to competitive risks, the Company is engaged in businesses that are not currently profitable, and there can be no assurance that the Company’s business strategy will ever lead to profits. Moreover, the Company relies upon an inventory of generic domain names for lease, sale, and other ventures, which are made up mostly of ".com" suffixes. The Internet Corporation for Assigned Names and Numbers ("ICANN") has introduced the introduction of additional new domain name suffixes, which may be as or more attractive than the ".com" domain name suffix. New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company’s domain name assets. The Company does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although the Company has certain .cn (China) root domain names to complement its growth strategy.

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

Patents, Trademarks and Proprietary Rights. On November 16, 2007, The Company filed a trademark application with the US Patent & Trademark Office ("USPTO") for the mark "LIVE CURRENT". A certificate of registration was issued on October 14, 2008 and the mark was assigned registration number 3,517,876.

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

"Penny Stock" rules may make buying or selling the Company’s Common Stock difficult, and severely limit its market and liquidity. Trading in The Company’s Common Stock is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules. The Company’s Common Stock qualifies as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the Common Stock in the aftermarket. The "penny stock" rules govern how broker-dealers can deal with their clients and "penny stocks". For sales of The Company’s Common Stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in The Company’s

Common Stock, which could severely limit their market price and liquidity of its Common Stock. This could prevent you from reselling your shares and may cause the price of the Common Stock to decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles – Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles – Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles – Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 10, 2018(2)
10.3	2018 Stock Option Plan(4)
10.4	Extension to Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 7, 2018(3)

10.5	Distribution Agreement between Live Current Media Inc. and Cell MedX Corp. dated March 21, 2019(5)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10, originally filed on February 1, 2018.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 20, 2018.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K. filed on December 12, 2018.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 9, 2019.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	May 15, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial
Officer and Secretary
(Principal Executive Officer and Principal Financial
Officer)