Form 10-Q
period 2019-06-30
Live Current Media Inc.
filed 2019-08-14
CIK 1108630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
[X] Yes          [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes          [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 14, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS

Current assets
Cash	$372,451	$388,906
Miscellaneous receivables	348	-
Domain proceeds receivable	-	22,500
	372,799	411,406
Non-current assets
Intangible assets	111,951	111,951
	$484,750	$523,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$89,840	$85,585
Other payable	17,543	17,441
	107,383	103,026
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
34,837,625 common shares	34,838	34,838
Additional paid in capital	18,370,899	18,370,899
Deficit	(18,028,370)	(17,985,406)
	377,367	420,331
	$484,750	$523,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(expressed in US dollars)
(Unaudited)
	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
General and administrative expenses
Bad debt	$-	$-	$-	$5,435
Domain content and registration	3,505	3,105	8,855	8,605
Gain on domain name sale	(146,700)	-	(146,700)	-
General and administrative	28,469	9,523	57,733	16,519
Management fees	30,000	30,000	60,000	60,000
Professional fees	(7,329)	15,805	37,823	50,545
Transfer agent and regulatory	17,808	18,511	23,579	20,483

Income (loss) from operations	74,247	(76,944)	(41,290)	(161,587)

Interest expense	(51)	(51)	(102)	(102)
Foreign exchange	(992)	(3,138)	(1,572)	(3,527)
	(1,043)	(3,189)	(1,674)	(3,629)
Net and comprehensive income (loss) for the period	$73,204	$(80,133)	$(42,964)	$(165,216)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	34,837,625	$34,838	$18,257,563	$(17,214,553)	$1,077,848
Stock-based compensation	-	-	113,336	-	113,336
Net loss for the year	-	-	-	(770,853)	(770,853)
Balance, December 31, 2018	34,837,625	34,838	18,370,899	(17,985,406)	420,331

Net loss for the period		-	-	(42,964)	(42,964)
Balance, June 30, 2019	34,837,625	$34,838	$18,370,899	$(18,028,370)	$377,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)
(Unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
Operating activities
Net loss for the period	$(42,964)	$(165,216)
Non-cash items:
Accrued interest	102	102
Gain on domain name sale	(146,700)	-
Changes in non-cash working capital items:
Receivable	22,152	50,435
Accounts payable and accrued liabilities	4,255	(66,126)
Cash used in operating activities	(163,155)	(180,805)

Investing activity
Proceeds received for sale of domain name	146,700	-
Cash from investing activity	146,700	-

Change in cash	(16,455)	(180,805)
Cash, beginning of period	388,906	956,549
Cash, end of period	$372,451	$775,744

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the "Company" or "Live Current") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company’s wholly owned principal operating subsidiary, Domain Holdings Inc. ("DHI"), was incorporated under the laws of British Columbia on July 4, 1994.

On March 21, 2019, the Company executed a distribution agreement with Cell MedX Corp. (Cell MedX), pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its e-Balance microcurrent device to households and individual users. To acquire these rights, the Company paid $250,000 to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2019, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operation through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These directors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United State ("US GAAP"), and are expressed in United States dollars.

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
June 30, 2019

3.	DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at June 30, 2019, the balance remaining is $Nil and the domain name has been transferred to the purchaser.

4.	INTANGIBLE ASSETS

The Company’s portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

5.	DOMAIN SALE

On May 27, 2019, the Company sold a domain name for $146,700. The proceeds were recognized as a gain as the carrying value was $Nil. The entire proceeds were received and the domain name was transferred to the purchaser.

6.	SHARE CAPITAL

There were no shares or stock options issued during the six months ended June 30, 2019.

As at June 30, 2019, the Company had 1,900,000 options outstanding with a weighted average exercise price and weighted average life of $0.10 and 1.42 years, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include the Company's expectations and objectives regarding its future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, general economic conditions particularly related to demand for the Company's products and services, changes in business strategy, competitive factors (including the introduction or enhancement of competitive services), pricing pressures, changes in operating expenses, fluctuation in foreign currency exchange rates, inability to attract or retain consulting, sales and/or development talent, changes in customer requirements, and/or evolving industry standards, as well as those factors discussed in the section titled "Part II, Item 1A. Risk Factors" in this Quarterly Report.

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

PLAN OF OPERATIONS

The Company's business currently is that of managing the business of DHI and distribution of the eBalance microcurrent device.  DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

eBalance Distribution Business

In the near term, the Company intends to focus a majority of its resources on the development of its eBalance distribution business.  The Company anticipates the market launch of the device to begin in the late second half of 2019.  The Company's marketing efforts for the eBalance device will initially focus on directly targeting diabetics with a combination of advertising on internet platforms such as Facebook, active participation in social media, a dedicated YouTube channel, attendance at major North American health and wellness expositions and direct marketing to doctors, corporations and assisted living communities.  Management believes that it will be successful in this endeavor due to the unique aspects of the eBalance device that differentiate it from the current competition in the wellness medical device sector.  Those aspects include clinically proven results, ease of use, accessibility, no known harmful side effects, great customer service, and a limited time guarantee.

The eBalance microcurrent device is based on the Device Manufacturer's proprietary technology (the "eBalance Technology") founded on the science of bioelectric signals, their affect on epigenetic events within the human body, and ability to modify and affect the behavior of cells, tissue, and organs.  Based on this technology the Device Manufacturer is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the "future advances" pipeline as reflected in current medical literature.

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

The eBalance Technology is intended to expand the traditional healthcare model of managing diabetes, high blood pressure, Parkinson's as well as some other pathological diseases, by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

It is expected that the eBalance Technology will form the basis for a product line that will be available to aid in the management of diabetes mellitus (both Type 1 and Type 2), its complications, high blood pressure and some other pathologies, both as a professional clinic-based device and as a home use device.

A research and development plan adopted by the Device Manufacturer includes a series of investigations that are intended to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. A clinical observational trial finalized during 2017 (the "Clinical Study"), and future planned clinical trials will dictate the final marketing claims for the eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The results of the Clinical Study and in-house observations of the effects of the eBalance technology on the human body, suggested that claims should not only focus on overall diabetes management, reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control, but can also encompass pain management, blood pressure control, and alleviation of symptoms associated with Parkinson's disease.

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

Domain Name and Web Development Business

In addition to the Company's eBalance distribution business, the Company intends to maintain its domain name and website development business.  Some of its portfolio of domain names, continue to generate meaningful amounts of Internet traffic, which the Company attributes to, among other things, their generic descriptive nature of a product or services category.

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

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited interim financial statements for the periods ended June 30, 2019 and June 30, 2018.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Summary of Results

	For the three month period ended June 30, 2019 (unaudited)	For the three month period ended June 30, 2018 (unaudited)	For the six month period ended June 30, 2019 (unaudited)	For the six month period ended June 30, 2018 (unaudited)

Loss from operations	$74,247	$(76,944)	$(41,290)	$(161,587)

Gain on debt retirement	-	-	-	-

Interest expense	(51)	(51)	(102)	(102)

Foreign exchange	(992)	(3,138)	(1,572)	(3,527)
Net and comprehensive income (Loss)	$73,204	$(80,133)	$(42,964)	$(165,216)

Revenue

The Company did not recognize recurring revenues during the three- and six-month period ending June 30, 2019 or the three- and six- month period ending June 30, 2018.  The Company does not anticipate recognizing recurring revenues until late second half of 2019 after it has launched the marketing of eBalance.  The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio.  The Company believes its portfolio of domain names will continue to maintain its value over time.  Although the Company's arrangement with the web developer for Boxing.com and Number.com calls for revenues to be split between the Company and the web developer, advertising revenues for those sites has been minimal.  As such, the Company has permitted the web developer to retain the advertising revenue to offset against the developer's costs of operating those sites.  The Company does not anticipate earning significant advertising revenue from Boxing.com or Number.com in the near future.

At June 30, 2019, the Company had an accumulated deficit of $18,028,370.  The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net profit of $73,204 for the quarter ended June 30, 2019 compared to a net loss of $80,133 for the quarter ended June 30, 2018.  The difference is the result of a one time gain of $146,700 resulting from a domain name sale.

During the six months ended June 30, 2019, the Company recorded a net loss of $42,964 compared with a net loss of $165,216 during the six months ending June 30, 2018.  The largest portion of the difference between these two time periods is the result of a one time gain from the sale of a domain name.

Liquidity and Capital Resources

At June 30, 2019, the Company had working capital surplus of $265,416, a decrease from the Company's working capital of $308,380 at December 31, 2018.  During the six months ended June 30, 2019 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

There have been no material changes to the critical accounting policies as previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on April 1, 2019

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that materially impact the Company's condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2019, the Company's management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including the Company's principal financial officer and principal executive officer, have concluded that the Company's disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet management's desired control objectives.  In designing and evaluating the Company's control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect the Company's operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

During the fiscal quarter ended June 30, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended June 30, 2019.

ITEM 1A.  RISK FACTORS.

An investment in the Company's securities involves a high degree of risk.  You should carefully consider the risks described below and the other information in this registration statement before investing in its common shares. If any of the following risks occur, the Company's business, operating results and financial condition could be seriously harmed. The trading price of its common shares could decline due to any of these risks, and you may lose all or part of your investment.

You should consider each of the following risk factors and the other information in this registration statement, including the Company's financial statements and the related notes, in evaluating its business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's business. Additional risks and uncertainties not presently known to the Company or that the Company currently consider immaterial may also impair its business operations.  If any of the following risks do occur, its business and financial results could be harmed. In that case, the trading price of its common stock could decline.

Risks Associated with the Company's Domain Name and Website Development Business

Effect of Existing Governmental Regulation.  The Company's services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon the Company and its business.

Licensing.  Currently, other than business and operations licenses applicable to most commercial ventures, the Company is not required to obtain any governmental approval for its business operations, although the Company applies to ICANN and its contractors to obtain and maintain its domain name assets.  There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company.  Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on the Company's business.

Privacy Legislation and Regulations.  While the Company is not currently subject to licensing requirements, entities engaged in operations over the Internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation. In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and "opt-out" provisions. While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act. This, in turn, may increase the cost of doing business and make it unattractive to collect and transfer information regarding users of services. This, in turn, may reduce the revenues of the Company and its strategic partners, thus reducing potential revenues and profitability. Similarly, the Children On-line Privacy and Protection Act ("COPPA") imposes strict limitations on the ability of Internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the Internet and reducing potential revenue sources. The Company may also be impacted by the US Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA. These laws may further impact the cost of doing business on the Internet and the attractiveness of Live Current's inventory of domain names.

Advertising Regulations.  In response to concerns regarding "spam" (unsolicited electronic messages), "pop-up" web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of the Company's inventory of domain names.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet.  However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services.  For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet.  Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the Internet.  Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet.  Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Live Current's business and add additional costs to doing business on the Internet.

Effect of new root domain names.  The Company's business is subject to a number of risks. In addition to competitive risks, the Company is engaged in businesses that are not currently profitable, and there can be no assurance that the Company's business strategy will ever lead to profits. Moreover, the Company relies upon an inventory of generic domain names for lease, sale, and other ventures, which are made up mostly of ".com" suffixes.  The Internet Corporation for Assigned Names and Numbers ("ICANN") has introduced the introduction of additional new domain name suffixes, which may be as or more attractive than the ".com" domain name suffix.  New root domain names may have the effect of allowing the entrance of new competitors at limited cost, which may further reduce the value of the Company's domain name assets. The Company does not presently intend to acquire domain names using newly authorized root domain names to match its existing domain names, although the Company has certain .cn (China) root domain names to complement its growth strategy.

Competition.  The Company competes with many companies possessing greater financial resources and technical facilities than itself in the B2B2C (business-to-business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, while the Company holds title to a wide variety of generic names that may prove valuable, many of the Company's competitors have a very diverse portfolio of names and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than the Company and may have established more strategic partnerships and relationships than the Company. In addition, as noted above, ICANN regularly develops new domain name suffixes that will have the result of making a number of domain names available in different formats, many of which may be more attractive than the formats held by the Company.

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

Risks Related to the Company's eBalance Distribution Business

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

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. The eBalance device competes indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. These competitors' products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate the target market for the eBalance device, they could threaten threaten the Company's ability to market and distribute the eBalance device.

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

Inability of Cell MedX to protect and enforce intellectual property rights.  As a distributor of the eBalance device, the Company is reliant on the intellectual property rights of Cell MedX to its technology.  If Cell MedX is unable to defend, protect and enforce its intellectual property rights, the Company's ability to distribute eBalance devices could adversely be affected. In addition, an adverse outcome in any litigation or interference proceeding could subject the Company to significant liabilities to third parties and require the Company to cease distributing eBalance devices. In addition, a finding that any of Cell MedX's intellectual property rights are invalid could allow competitors to more easily and cost-effectively develop and manufacture competing devices. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on the Company's future business prospects, financial condition or results of operations.

eBalance Device is Unproven.  The eBalance device is a new product to the health, wellness and medical device space, and a commercial market has not yet developed.  The Company's future success will depend on its ability to work with Cell MedX to develop a market for the eBalance device and to gain commercial acceptance of the eBalance device and the eBalance Technology.

Lack of Operating History in Marketplace.  The Company does not have any operating history or experience in the distribution of medical or wellness devices.  A lack of experience in this marketplace could make it more difficult for the Company to compete.  In addition, the Company's lack of experience in this space makes it difficult to assess or estimate its future potential.  Success has yet to be proven and financial losses should be expected to continue in the near future.

Risks Related to the Company's Securities

The Company's stock price is volatile.  The stock markets in general, and the stock prices of internet companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company.  The market price of the Company's Common Stock is likely to fluctuate in the future, especially if the Company's Common Stock is thinly traded.  Factors that may have a significant impact on the market price of the Company's Common Stock include:

(a) actual or anticipated variations in the Company's results of operations;

(b) the Company's ability or inability to generate new revenues;

(c) increased competition;

(d) government regulations, including internet regulations;

(e) conditions and trends in the internet industry;

(f) proprietary rights; or

(g) rumors or allegations regarding the Company's financial disclosures or practices.

The Company's stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company's Common Stock.

The Company does not expect to pay dividends in the foreseeable future.  The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future.  The Company intends to retain earnings, if any, to develop and expand its business.

"Penny Stock" rules may make buying or selling the Company's Common Stock difficult, and severely limit its market and liquidity.  Trading in The Company's Common Stock is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules.  The Company's Common Stock qualifies as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the Common Stock in the aftermarket.  The "penny stock" rules govern how broker-dealers can deal with their clients and "penny stocks".  For sales of The Company's Common Stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you.  The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in The Company's Common Stock, which could severely limit their market price and liquidity of its Common Stock.  This could prevent you from reselling your shares and may cause the price of the Common Stock to decline.

Lack of operating revenues.  The Company has limited operating revenues and is expected to continue to do so for the foreseeable future.  Management has assessed the Company's ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company's ability to continue as a going concern.  The audit report of the Company's principal independent accountants for the years ended December 31, 2018 and December 31, 2017 includes a statement regarding the uncertainty of the Company's ability to continue as a going concern.  The Company's failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company's business to fail.

No assurance that forward-looking assessments will be realized.  The Company's ability to accomplish their objectives and whether or not they are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management's control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended June 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated September 10, 2018(2)
10.3	2018 Stock Option Plan(3)
10.4	Extension to Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 7, 2018(4)
10.5	Distribution Agreement between Live Current Media Inc. and Cell MedX Corp. dated March 21, 2019(5)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on September 20, 2018.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on January 1, 2019.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 12, 2018.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 27, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	August 14, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)