Form 10-Q
period 2019-09-30
Live Current Media Inc.
filed 2019-11-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(604) 648-0501
(Registrant's telephone number, including area code)
__________________________________________________________________
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
[   ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 14, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Expressed in US Dollars)

Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS

Current assets
Cash	$306,252	$388,906
Domain proceeds receivable	-	22,500
	306,252	411,406
Non-current assets
Intangible assets	111,951	111,951
	$418,203	$523,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$89,914	$85,585
Other payable	17,594	17,441
	107,508	103,026
Stockholders' equity
Capital stock
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,370,899	18,370,899
Deficit	(18,095,042)	(17,985,406)
	310,695	420,331
	$418,203	$523,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in US dollars)
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September
	2019	2018	2019	30, 2018
General and administrative expenses
Bad debt	$-	$-	$-	$5,435
Domain content and registration	3,375	-	12,230	11,905
Gain on domain name sale	-	3,300	(146,700)	-
General and administrative	23,394	12,185	81,126	28,705
Management fees	30,000	30,000	90,000	90,000
Professional fees	7,467	2,915	45,290	53,460
Transfer agent and regulatory	1,921	17,228	25,501	37,710

Loss from operations	(66,157)	(65,628)	(107,447)	(227,215)

Interest expense	(51)	(51)	(153)	(153)
Foreign exchange	(464)	(696)	(2,036)	(4,223)
	(515)	(747)	(2,189)	(4,376)
Net and comprehensive loss for the period	$(66,672)	$(66,375)	$(109,636)	$(231,591)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY
(expressed in US dollars)
(Unaudited)

	CommonStock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	34,837,625	$34,838	$18,257,563	$(17,214,553)	$1,077,848
Stock-based compensation			113,336		113,336
Net loss for the year	-	-	-	(770,853)	(770,853)
Balance, December 31, 2018	34,837,625	34,838	18,370,899	(17,985,406)	420,331

Net loss for the period	-	-	-	(109,636)	(109,636)
Balance, September 30, 2019	34,837,625	$34,838	$18,370,899	$(18,095,042)	$310,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(expressed in US dollars)
(Unaudited)
	For the nine months ended

	September 30, 2019	September 30, 2018

Cash flows used in operating activities
Net loss for the period	$(109,636)	$(231,591)
Non-cash item
Accrued interest	153	153
Gain on domain name sale	(146,700)	-
Bad debt	-	5,435
Changes in non-cash working capital items
Receivable	22,500	-
Accounts payable and accrued liabilities	4,329	(90,533)
Cash used in operating activities	(229,354)	(316,536)

Cash flows used in investing activities
Deposit	-	(250,000)
Proceeds from the disposition of domain names	146,700	67,500
Cash provided by investing activities	146,700	(182,500)

Change in cash	(82,654)	(499,036)
Cash, beginning of period	388,906	956,549
Cash, end of period	$306,252	$457,513

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the “Company” or “Live Current”) was incorporated under the laws of the State of Nevada on October 10, 1995. The Company’s wholly owned principal operating subsidiary, Domain Holdings Inc. (“DHI”), was incorporated under the laws of British Columbia on July 4, 1994.

On March 21, 2019, the Company executed a distribution agreement with Cell MedX Corp. (Cell MedX), pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its e-Balance microcurrent device to households and individual users. To acquire these rights, the Company paid $250,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operation through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These directors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary shod the Company be unable to continue as a going concern.

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

LIVE CURRENT MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

3. DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain is being held by an independent escrow agent during the period the remaining balance in respect of this sale is outstanding. The purchaser is entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name will be transferred back to the Company and all payments made by the purchaser will be forfeited. As at September 30, 2019, the balance remaining is $Nil and the domain name has been transferred to the purchaser.

4. INTANGIBLE ASSETS

The Company’s portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

5. DOMAIN SALE

On May 27, 2019, the Company sold a domain name for $146,700. The proceeds were recognized as a gain as the carrying value was $Nil.

6. SHARE CAPITAL

There were no shares or stock options issued during the nine months ended September 30, 2019.

As at September 30, 2019, the Company had 1,900,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and 1.17 years, respectively.

7. SUBSEQUENT EVENTS

On October 28, 2019, the Company sold a domain name for $212,000. The funds were received on October 29, 2019. The domain name had a $Nil book value.

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

In assessing the third quarter results, the Company has decided to refocus efforts on its internet related businesses, in particular, the development of Boxing.com.  (See “Plan of Operations.”)

PLAN OF OPERATIONS

The Company's business currently is that of managing the business of DHI and distribution of the eBalance microcurrent device.  DHI is in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.

In addition, in the near term the Company’s management is exploring developing and building an eSports league at Boxing.com.  eSports is a fast growing sector of the video gaming industry that involves participation by gamers in mass competitions and a viewership element where spectators watch other e-athletes compete for prizes.  The development of the eSports league is in its early stages.  Additional information will be provided as the Company’s development efforts proceed.

Domain Name and Web Development Business

Some of the Company's portfolio of domain names, continue to generate meaningful amounts of Internet traffic, which the Company attributes to, among other things, their generic descriptive nature of a product or services category.

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

The Company acquired a number of ".cn" domain names, through a lottery-allocation in 2003, which are available to be developed.

eBalance Distribution Business

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

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited interim financial statements for the periods ended September 30, 2019 and September 30, 2018.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Summary of Results

	For the three month period ended September 30, 2019 (unaudited)	For the three month period ended September 30, 2018 (unaudited)	For the nine month period ended September 30, 2019 (unaudited)	For the nine month period ended September 30, 2018 (unaudited)

Loss from operations	$(66,157)	$(65,628)	$(107,447)	$(227,215)

Gain on debt retirement	-	-	-	-

Interest expense	(51)	(51)	(153)	(153)

Foreign exchange	(464)	(696)	(2,036)	(4,223)

Net and comprehensive income (Loss)	$(66,672)	$(66,375)	$(109,636)	$(231,591)

Revenue

The Company did not recognize recurring revenues during the three- and nine-month periods ending September 30, 2019 or the three- and nine-month periods ending September 30, 2018.  The Company does not anticipate recognizing recurring revenues in 2019.  The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio.  The Company believes its portfolio of domain names will continue to maintain its value over time.  The Company does not anticipate earning significant advertising revenue from any of its domain names in the near future.

At September 30, 2019, the Company had an accumulated deficit of $18,095,042.  The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net loss of $66,672 for the quarter ended September 30, 2019 compared to a net loss of $66,375 for the quarter ended September 30, 2018.  There was no significant change between the comparable quarters.

During the nine months ended September 30, 2019, the Company recorded a net loss of $109,636 compared with a net loss of $231,591 during the nine months ending September 30, 2018.  The largest portion of the difference between these two time periods is the result of a one time gain from the sale of a domain name in the nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, the Company had working capital surplus of $198,744, a decrease from the Company's working capital of $308,380 at December 31, 2018.  During the nine months ended September 30, 2019 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2019, the Company's management, including its principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended September 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended September 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles – Name Change to Communicate com Inc.(1)
3.3	Certificate of Amendment to Articles – Name Change to Live Current Media Inc.(1)
3.4	Certificate of Amendment to Articles – Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated September 10, 2018(2)
10.3	2018 Stock Option Plan(3)
10.4	Extension to Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 7, 2018(4)
10.5	Distribution Agreement between Live Current Media Inc. and Cell MedX Corp. dated March 21, 2019(5)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10, originally filed on February 1, 2018.
(2) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 20, 2018.
(3) Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 1, 2019.
(4) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2018.
(5) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	November 14, 2019	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)