Form 10-K/A
period 2018-12-31
Live Current Media Inc.
filed 2020-01-15
CIK 1108630

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
[X] Yes    [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
[__] Yes  [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $669,380 based on the closing price of $0.04 on June 29, 2018 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 28, 2019, the Registrant had 34,837,625 shares of common stock outstanding.

EXPLANATORY NOTE

Live Current Media Inc. (the "Company") is filing this Amendment No. 2 on form 10-K/A ("Amendment No. 2") to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2019 (the "Original Filing"), and as amended on May 15, 2019 ("Amendment No. 1").  This Amendment No. 2 is being filed to include:

(a) The consent of the Company's principal independent accountants, Dale, Matheson, Carr-Hilton, Labonte LLP, to the incorporation by reference of their audit report for the Company's financial statements for the years ended December 31, 2018 and 2017 in the Company's registration statement on Form S-8 filed on January 9, 2019 (file no. 333-229168); and

(b) Signatures of a majority of the Company's board of directors.

With the exception of the above, the Original Filing, as amended by Amendment No. 1, remains unchanged.  This Amendment No. 2 speaks as of the date of the Original Filing, and does not amend, update or change any other items or disclosures in the Original Filing, as amended by Amendment No. 1, and does not purport to reflect any information or events subsequent to the Original Filing.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment No. 2 also contains new Rule 13a-14(a)/15d-14(a) Certifications.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated September 10, 2018(2)
10.3	2018 Stock Option Plan(4)
10.4	Extension to Letter of Intent between Live Current Media Inc. and Cell MedX Corp. dated December 7, 2018(3)
10.5	Distribution Agreement between Live Current Media Inc. and Cell MedX Corp. dated March 21, 2019(5)
14.1	Code of Ethics(6)
21.1	List of Subsidiaries(1)
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.(6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on September 20, 2018.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K. filed on December 12, 2018.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on January 9, 2019.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 27, 2019.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2018, originally filed on April 1, 2019

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Current Media, Inc.

Date:	January 15, 2020	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2020	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Date:	January 15, 2020	By:	/s/ Joao da Costa
JOAO (John) DA COSTA
Director