Form 10-K
period 2019-12-31
Live Current Media Inc.
filed 2020-03-31
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2019

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

COMMISSION FILE NUMBER  000-29929

LIVE CURRENT MEDIA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880 Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

(604) 648-0501
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
NONE.	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [__] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[__] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes    [___] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes  [___] No

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

[__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [__] Yes  [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,245,398 based on the closing price of $0.0711 on June 28, 2019 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of March 28, 2020 the Registrant had 34,837,625 shares of common stock outstanding.

LIVE CURRENT MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this registration statement constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include the Company's expectations and objectives regarding its future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, general economic conditions particularly related to demand for the Company's products and services, changes in business strategy, competitive factors (including the introduction or enhancement of competitive services), pricing pressures, changes in operating expenses, fluctuation in foreign currency exchange rates, inability to attract or retain consulting, sales and/or development talent, changes in customer requirements, and/or evolving industry standards, as well as those factors discussed in "Part II, Item 1A. Risk Factors" of this annual report on Form 10-K.

Forward looking statements are based on a number of material factors and assumptions, including the availability and final receipt of required government licenses, that sufficient working capital is available to complete the proposed activities, that contracted parties provide goods and/or services on the agreed time frames. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in "Part II, Item 1A. Risk Factors" of this annual report on Form 10-K.

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

As used in this registration statement, unless the context otherwise requires, "we," "us," "our," the "Company" and "Live Current" refers to Live Current Media, Inc.  All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

ITEM 1. BUSINESS

General

Live Current Media, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 1995.  The Company has an authorized capital of 500,000,000 shares of common stock with 34,837,625 shares currently issued and outstanding.

The Company is the sole shareholder of Domain Holdings Inc., originally formed under the laws of British Columbia, Canada on July 4, 1994 and re-domiciled to Alberta, Canada on April 14, 1999 ("DHI").  The Company is also the majority shareholder of Perfume, Inc. (95% ownership), formed under the laws of the State of Delaware on March 13, 2008.  Perfume, Inc. is currently dormant and does not carry on an active business.  References herein to the Company include DHI and Perfume, Inc. (collectively, the "Subsidiaries") unless otherwise stated.

On March 21, 2019, the Company executed a distribution agreement (the "Distribution Agreement") with Cell MedX Corp. ("Cell MedX" or the "Device Manufacturer"), pursuant to which Cell MedX granted to the Company exclusive worldwide rights to distribute the eBalance microcurrent device to households and individual users.  Subsequent to the year ended 2019, the Company agreed to sell the distribution rights to the eBalance device back to Cell MedX Corp. pursuant to an agreement dated January 29, 2020.

In the fourth quarter of 2019, the Company reorganized its business operations with the development and addition of two eSports and Gaming products, SPRT MTRX and Boxing.com FEDERATION.  eSports and Gaming will be the Company's focus moving forward.

Domain Name and Website Development Business

During the fiscal year 2019, DHI was in the business of utilizing its exclusive ownership of domain names to develop internet-related business ventures.  The Company, through DHI, holds title to a portfolio of approximately one hundred (100) intuitive, generic domains, such as Electronic.com, Boxing.com and Stereos.com, which inherently attract a stream of online visitors. The Company is now actively seeking to sell the domain names that do not fit into its eSports and Gaming venture and exit the domain name business.  Boxing.com is the only existing domain name that fits the description of an eSports and Gaming domain and is currently under development.

Distribution of Cell MedX eBalance Devices

On March 21, 2019, the Company executed the Distribution Agreement with Cell MedX, pursuant to which Cell MedX granted to the Company an exclusive worldwide license to distribute its eBalance microcurrent device to households and individual users.  To acquire these rights, the Company paid to Cell MedX the sum of $250,000, the full amount of which was paid to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018.  Under the terms of the Distribution Agreement, the Company has agreed to pay to Cell MedX a fee (the "License Fee") for each eBalance device sold.  In addition, the users of the eBalance device were to be charged a periodic user fee (the "User Fee") that will be split between the Company and Cell MedX.  To maintain its exclusive distribution rights, the Company was subject to minimum sales and, after a period of time, minimum User Fee, requirements.  If the Company failed to meet the minimum sales requirements, the Company would have maintain its distribution rights, however those rights would cease to be exclusive.

During the fourth quarter of 2019, the Company made the decision to exit the medical device distribution business and agreed to sell the rights back to Cell MedX pursuant to an agreement dated January 29, 2020.  Under the terms of the agreement, the Company sold the Distribution Rights back to Cell MedX in consideration for a royalty on future sales of the eBalance device capped at US$507,500, plus warrants to purchase up to 2,000,000 shares in the common stock of Cell MedX (the "Warrants") exercisable for a period of three (3) years.  1,000,000 of the Warrants are exercisable at a price of $US0.50 per share (the "$0.50 Warrants"), with the remaining 1,000,000 Warrants exercisable at US$1.00 per share (the "$1.00 Warrants").  The Warrants are subject to an acceleration right, with the $0.50 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.00 per share for 30 consecutive trading days, and the $1.00 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.75 per share for 30 consecutive trading days.  Cell MedX may buyout the royalty at any time during the first twelve months following the effective date of the agreement for 85% of the remaining amount of the royalty still payable.

eSports and Gaming

Market.  70% of Americans play games online.  54% of those gamers are male, 46% are female and 52% are college educated.  60% play on their mobile devices.  Gamers play for mental stimulation, relaxation and stress relief, while prize money is a major inducement.

In 2019, eSports prize money topped $1 billion for the first time, increasing 10-fold from prizes awarded in 2010, with expectations that prizes will keep accelerating to reach $1.8 billion by 2022 according to Statista.  Competitions can have prizes ranging far north of $1 million.

In addition, gaming advertising revenue has doubled in the last two years.  The most common platform for playing games is the smartphone leaving no doubt as to why gaming is taking off.

SPRT MTRX

SPRT MTRX is a gaming app, available in both iPhone and Android versions, in which players bid on the final scores of NHL games.  The events are organized as "Challenges" and cover multiple games over one day.  A cash prize is awarded to the player who receives the most points for correctly bidding on the final scores of the hockey games included in the Challenge.  The system for bidding on the final scores is unique in the gaming industry.

Business Model.  The business model entails offering free prizes for playing the game, developing a large contingent of users and delivering advertisements.  This model has proven popular among gamers as the lure of free money is a very attractive inducement.

Development.  The Company will continue to develop and enhance the SPRT MTRX through 2020 by adding additional functionality and more sports such as NFL, MLB, NBA and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2020.

Boxing.com FEDERATION

Boxing.com FEDERATION is being developed to mimic what the sport of boxing should be.  But the fights will be fought by gamers on their computers.

League.  FEDERATION will consist of an amateur league where fighters hone their skills and can win amateur belts with small cash prizes and a professional league where fighters win title belts and larger cash prizes.  The top amateurs will automatically join the professional league where fighters can win title belts in nine different weight classes and cash prizes for getting in to the top 10 fighters per weight class.  There will also be title belts for champions in each country in the world just as there is in real boxing.  These champions will also receive cash prizes for winning their belts.

Ranking.  The ranking system will be organized by a digital algorithm to be designed by Live Current's engineers.  Fighters can challenge other fighters in the FEDERATION by choosing those within 100 of their own placing in the rankings.  Only fighters who are online can be challenged and they must accept the challenge or drop in the rankings to the spot of the challenger.  If they accept the challenge and lose, they only drop one place but get an L on their record.  Rankings will be automatically adjusted monthly to promote activity and discourage inactivity.

Schedule.  FEDERATION is scheduled for release in 2021.  The Company does not anticipate generating revenue from FEDERATION in 2020.

The Company does not believe it has the necessary cash requirements for the next 12 months without having to raise additional funds.

ITEM1A. RISK FACTORS

An investment in the Company's common shares involves a high degree of risk.  You should carefully consider the risks described below and the other information in this registration statement before investing in its common shares. If any of the following risks occur, the Company's business, operating results and financial condition could be seriously harmed. The trading price of its common shares could decline due to any of these risks, and you may lose all or part of your investment.

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

Risks Associated with the Company's eSports and Gaming Business

Licensing.  Currently, other than business and operations licenses applicable to most commercial ventures, the Company is not required to obtain any governmental approval for its business operations.  There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company.  Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on the Company's business.

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

Advertising Regulations.  In response to concerns regarding "spam" (unsolicited electronic messages), "pop-up" web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting and promoting sales on the Internet, thus reducing the value of the Company's advertising driven revenue model.

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

Competition.  The Company competes with many companies possessing greater financial resources and technical facilities than itself in the B2C (business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, some of these competitors have been in business for longer than Live Current and may have established more strategic partnerships and relationships than the Company.

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

The Company will consider seeking further trademark protection for its online businesses, however, the Company may be unable to avail itself of trademark protection under United States laws. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

Market Acceptance.  Both SPRT MTRX and FEDERATION are new products in a product abundant gaming market and there is no guarantee that they will be accepted by the market.  In addition to acceptance, should they be accepted, there is no guarantee that they will maintain their popularity in a notoriously fickle gaming market.

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

Lack of operating revenues.  The Company has limited operating revenues and is expected to continue to do so for the foreseeable future.  Management has assessed the Company's ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company's ability to continue as a going concern.  The audit report of the Company's principal independent accountants for the years ended December 31, 2019 and December 31, 2018 includes a statement regarding the uncertainty of the Company's ability to continue as a going concern.  The Company's failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company's business to fail.

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

The Company and its Subsidiaries operate from their principal office at 50 West Liberty Street, Suite 880, Reno, Nevada. The Company's telephone number is (604) 648-0501.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of the Company's Shares

As of the date of this registration statement, the Company had 72 registered shareholders.  The number of registered shareholders does not include shareholders holding their shares on deposit with brokers or dealers and registered in the name of stock depositories.

Market Information

The Company's common shares trade over-the-counter in the United States on the OTCQB marketplace under the symbol "LIVC."  The following is the high and low bid information for the Company's common stock during each fiscal quarter of its last two fiscal years on the OTCQB marketplace.

Period ended	High	Low
31 December 2019	$ 0.07	$ 0.03
30 September 2019	$ 0.0711	$ 0.025
30 June 2019	$ 0.10	$ 0.0421
31 March 2019	$ 0.10	$ 0.06
31 December 2018	$ 0.10	$ 0.06
30 September 2018	$ 0.05	$ 0.01
30 June 2018	$ 0.0487	$ 0.04
31 March 2018	$ 0.0575	$ 0.01

Bid quotations entered on the OTCQB marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividend Rights

There are no provisions in the Company's articles of incorporation or bylaws restricting the Company's ability to pay dividends on our common stock.  Chapter 78 of the Nevada Revised Statutes (the "NRS") does provide certain limitations on the Company's ability to declare and pay dividends.  Section 78.288 of the NRS prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(a) The Company would not be able to pay its debts as they become due in the usual course of business; or

(b) Except as allowed in the Company's articles of incorporation the Company's total assets would be less than the sum of the Company's total liabilities plus the amount that would be needed to satisfy any preferential rights.

The Company has never declared, nor paid, any dividend since their incorporation and they do not foresee paying any dividend in the near future since all available funds will be used to conduct the Company's business development activities.  Any future payment of dividends will depend on its financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Recent Sales of Unregistered Securities

During the past three years, the Company has not sold any securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis

The following selected financial data was derived from the Company's audited and unaudited financial statements.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this registration statement. In addition, the Company expects to focus its resources on the development of its eSports and Gaming business in the near future.  This business is significantly different from the domain name and web development business that the Company has historically been engaged in.  As a result, historical results and capital requirements are not expected to be reflective of the Company's financial results and capital requirements moving forward.

Summary of Results

	For the Year ended December 31, 2019 (audited)	For the year ended December 31, 2018 (audited)

Income from operations	$15,765	$(782,368)

Current Taxes Recovered	-	11,515
Gain on debt retirement	-	-
Interest income	-	-
Other income	-	-
Foreign exchange	-	-
Net and comprehensive income (Loss)	$15,765	$(770,853)

Revenue

The Company recognized a gain of $359,200 from the sale of domain names during the year ended December 31, 2019 (2018 - $nil).  The Company did not recognize recurring revenues during its 2019 or 2018 fiscal years.  The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio.  The Company believes its portfolio of domain names will continue to maintain its value over time.  The Company does not anticipate earning significant advertising revenue from Boxing.com or SPRT MTRX in the 2020 fiscal year.

The Company has an accumulated deficit of $17,969,641 to December 31, 2019.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

Year Ended December 31, 2019 and 2018

The Company recorded a net profit of $15,765 for the year ended December 31, 2019 and net loss of $770,853 for the year ended December 31, 2018.  The difference is the result of three extraordinary transactions as follows:  During the year ended December 31, 2018, the Company incurred non-cash expenses of $113,336 related to the issuance of options to management, directors and consultants as compared to $nil for the year ended December 31, 2019. In addition, due to the uncertainty associated with the commercial success of the e-Balance device, the Company expensed the balance of the $250,000 deposit paid on the execution of the letter of intent with Cell MedX in the year ended December 31, 2018.  And in the year ended December 31, 2019 the Company had an extraordinary gain of $359,200 from the sale of domain names compared to $0 in the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, the Company had a working capital surplus of $324,145, compared to $308,380 at December 31, 2018.  The Company's only source of cashflow during the year ended December 31, 2019 was through the sale of domain names totaling $359,200.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, the Company has determined there is substantial doubt as to its ability to continue as a going concern.

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

Critical Accounting Policies

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The Company adopted ASU 2014-09 effective January 1, 2018 and applied the modified retrospective approach.  There was no impact to the Company's recognition of revenue as a consequence of adopting this new standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the fiscal years ended December 31, 2019, including:

(a)	Report of Independent Registered Accounting Firm;

(b)	Consolidated Balance Sheet for the years ended December 31, 2018 and 2019;

(c)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2019;

(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2019;

(e)	Consolidated Statements of Stockholders' Equity; and

(f)	Notes to the Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Live Current Media Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Current Media Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations with further losses anticipated and has an accumulated deficit of $17,969,641.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion
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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017
Vancouver, Canada
March 27, 2020

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2019	December 31, 2018
(expressed in US dollars)
ASSETS

Current assets
Cash	$432,850	$388,906
Domain proceeds receivable	-	22,500
	432,850	411,406
Non-current assets
Intangible assets	111,951	111,951
	$544,801	$523,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$91,060	$85,585
Other payable	17,645	17,441
	108,705	103,026
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
34,837,625 common shares (34,837,625 at December 31, 2018)	34,838	34,838
Additional paid in capital	18,370,899	18,370,899
Deficit	(17,969,641)	(17,985,406)
	436,096	420,331
	$544,801	$523,357

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars)
	For the years ended
	December 31, 2019	December 31, 2018
Operating expenses (income)
Consulting	$-	$113,336
Domain content and registration	13,405	16,340
Distribution rights	-	250,000
General and administration	47,922	27,881
Interest expense	205	205
Gain on sale of domain names Impairment of assets	(359,200) -	- 94,199
Management fees	120,000	140,000
Marketing	47,733	-
Professional fees	57,248	104,313
Transfer agent and regulatory	29,211	31,014
Travel	9,495	5,080
Website Development	18,216	-
Income (Loss) from operations	15,765	(782,368)

Net income (loss) before taxes	15,765	(782,368)
Provision for taxes
Current taxes recovered	-	11,515

Net income (loss) for the year	$15,765	$(770,853)

Basic and diluted loss per share	$-	$(0.02)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	34,837,625	34,838	18,257,563	(17,214,553)	1,077,848
Stock-based compensation	-	-	113,336	-	113,336
Net loss	-	-	-	(770,853)	(770,853)
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331
Net income	-	-	-	15,765	15,765
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars)
	For the years ended
	December 31, 2019	December 31, 2018
Cash flows used in operating activities
Net income (loss) for the year	$15,765	$(770,853)
Non-cash items
Impairment of intangible assets	-	94,199
Gain on sale of domain names	(359,200)	-
Bad debt expense	-	5,435
Stock-based compensation	-	113,336
Accrued interest	205	205
Income taxes recovered	-	(11,515)
Changes in non-cash working capital item
Accounts payable and accrued liabilities	5,474	(88,450)
Cash used in operating activities	(337,756)	(657,643)

Cash flows used in investing activities
Proceeds received for sale of domain name	381,700	90,000
Cash provided by investing activities	381,700	90,000

Change in cash	43,944	(567,643)
Cash, beginning of year	388,906	956,549
Cash, end of year	$432,850	$388,906

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1. NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the "Company" or "Live Current") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company's wholly owned principal operating subsidiary, Domain Holdings Inc. ("DHI"), was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". On April 14, 1999, IMEDIAT Creations, Inc. changed its name to "Communicate.com Inc." and was redomiciled from British Columbia to the jurisdiction of Alberta. On April 5, 2002, Communicate.com Inc. changed its name to Domain Holdings Inc.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Perfume.com Inc. (Perfume Inc.) which is a dormant and inactive company.

Live Current is a technology company involved in the entertainment industry.  Currently developing two projects for release in 2020, Boxing.com FEDERATION and SPRT MTRX, both of which are positioned in the eSports and gaming sector.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company has an accumulated deficit of $17,969,641. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("US GAAP'), and are expressed in United States dollars.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Foreign Currency Translation

The Company's functional currency is the US dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders' deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change.  A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.  Deferred tax assets and deferred tax liabilities, along with any associated valuation allowance, are offset and shown in the financial statements as a single noncurrent amount when these items arise within the same tax jurisdiction.

The Company and its subsidiaries are subject to U.S. federal income tax and Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company's evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, there for requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

The Company had no Level 3 assets or liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at December 31, 2019 and 2018.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) per Share

Earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Adoption of New Accounting Pronouncement

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The Company adopted ASU 2014-09 effective January 1, 2018 and applied the modified retrospective approach.  There was no impact to the Company's recognition of revenue as a consequence of adopting this new standard.

3. SHARE CAPITAL

Authorized

The authorized capital of the Company consists of 500,000,000 shares of common stock with a par value of $0.001 per share. No other shares have been authorized

4.  STOCK OPTIONS

The Company's Stock Option Plan (the "Plan") provides the grant of 5,000,000 shares of common stock of the Company, subject to increase after March 31, 2019, upon approval by the Company's directors, provided that the total number of shares that may be optioned and sold under the Plan shall at no time be greater than 15% of total number of shares of common stock outstanding, less any options still outstanding under any previous stock option plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options.  The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock.  Changes in these assumptions can materially affect the fair value estimates

On November 30, 2018, the board of directors granted 1,000,000 options to the CEO, 400,000 options to its directors and 400,000 options to consultants.

The fair value of the options granted to the CEO, directors and consultants calculated to be $59,712, $23,885, and $23,885. Total $107,482.  The fair values were determined using the Black-Scholes Option Pricing model with the following assumptions:.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

4.  STOCK OPTIONS continued

At November 30, 2018
Expected Life of Options	2 years
Risk-Free Interest Rate	1.63%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	409%

On November 30, 2018, the board of directors of the Company granted a Non-Plan option to purchase up to 100,000 shares of the Company to a non-related party. The fair value were determined using the Black-Scholes Option Pricing model with the following assumptions:.

At November 30, 2018
Expected Life of Options	1 ½ years
Risk-Free Interest Rate	1.63%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	382%

The fair value of the options granted were $5,854.

During the year ended December 31, 2019 there were no share or stock options issued.

As at December 31, 2019, the Company had 1,900,000 option outstanding with a weighted average exercise price and weighted average life of $.10 and .89 years, respectively.

5. DOMAIN PROCEEDS RECEIVABLE

On October 6, 2017, the Company sold a domain name for total consideration of $150,000 less a brokerage fee of $15,000. The domain purchase and transfer agreement included terms that allowed the purchaser to make monthly instalment payments of $7,500, net of the brokerage fee, over a period of 18 months. The domain was being held by an independent escrow agent during the period the remaining balance in respect of this sale was outstanding. The purchaser was entitled to control the domain name while being held in escrow but, in the event of a default that is not successfully remedied, all rights to the domain name would be transferred back to the Company and all payments made by the purchaser would be forfeited. As at December 31, 2019 the remaining balance is $NIL, and the domain name was released from escrow.

6. DEPOSIT

On September 10, 2018, Live Current entered into a non-binding letter of intent (the "LOI") with Cell MedX Corp. (Cell MedX) for worldwide distribution rights of the e-Balance device for home-based usage. The e-Balance device is a micro-current therapy device designed to target complications arising from diabetes but has yet to receive approval from the Food and Drug Administration ("FDA").  Pursuant to the LOI, the Company agreed to enter into negotiations aimed at obtaining a definitive agreement within a 90-day period.  The Company advanced US$250,000 as a deposit for exclusive worldwide distribution rights. The probability of success and length of time to obtain Federal Drug Administration approval of the e-Balance device is difficult to determine and there are uncertainties associated with the timely completion of the device's commercial success. Due to the uncertainties associated with the successful commercialization of the e-Balance device, it has been determined that the payment of this deposit does not meet the definition of an asset and is thus expensed within general and administrative expenses.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

On March 21, 2019, the Company executed an Agreement with Cell MedX, pursuant to which Cell MedX has granted to the Company an exclusive worldwide license to distribute its e-Balance microcurrent device to households and individual users.  To acquire these rights, the Company paid to Cell MedX the sum of $250,000, the full amount of which was paid to Cell MedX upon signing of the letter of intent between the Company and Cell MedX in September 2018.  Under the terms of the Distribution Agreement, the Company has agreed to pay to Cell MedX a fee (the "License Fee") for each e-Balance device sold.  In addition, the users of the e-Balance device will be charged a periodic user fee (the "User Fee") that will be split between the Company and Cell MedX.  To maintain its exclusive distribution rights, the Company is subject to minimum sales and, after a period of time, minimum User Fee, requirements.  If the Company fails to meet the minimum sales requirements, the Company will maintain its distribution rights, however those rights will cease to be exclusive.)

Subsequent to the year ended December 31, 2019, the Company sold the exclusive distribution right to the eBalance device to Cell Medx Corp. (Note 9).

7. INTANGIBLE ASSETS

	December 31, 2019	December 31, 2018

Domain names	$111,951	$111,951
	$111,951	$111,951

The Company's portfolio of domain names are considered by management to be indefinite life intangible assets not subject to amortization. Management performs an annual impairment assessment of its domain names; during the year ended December 31, 2019, the Company recorded an impairment charge of $Nil (2018: $89,545).

8.   INCOME TAXES

The Company was subject to United States federal income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2019	December 31, 2018

Net income (loss) for the year	$15,765	$(770,853)
Statutory rate	21%	21%
Expected income tax expense (recovery)	3,000	(162,000)
Impact of statutory tax rate on earnings of subsidiary	11,000	(26,000)
Non-taxable earnings	49,000	24,000
Adjustment to prior year tax provision	-	1,000
Change in valuation allowance	(63,000)	151,000
	$-	$(12,000)

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

8.   INCOME TAXES continued

The significant components of deferred income tax assets at December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018

Net operating losses	$1,705,000	$1,706,000
Intangible assets	11,000	67,000
	1,716,000	1,773,000
Valuation allowance	(1,716,000)	(1,773,000)
	$-	$-

At December 31, 2019, the Company had accumulated non-capital loss carry-forwards of approximately $7,599,000 that may be carried forward indefinitely, subject to limitations. The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization. Tax attributes are subject to review, and potential adjustment by tax authorities.

9. SUBSEQUENT EVENT

On January 29, 2020, Live Current Media sold the exclusive home marketing rights to the eBalance device back to Cell MedX Corp.  The Company bought the rights in March of 2019 (Note 6).  The sales price includes a retained royalty on future sales of the eBalalnce device capped at USD$507,500 and share purchase warrants for 2,000,000 shares of Cell MedX Corp. 1,000,000 warrants are exercisable at USD$0.50 and 1,000,000 warrants are exercisable at USD$1.00 per share. The warrants expire three years after their date of issue.  Cell MedX Corp. has the right to accelerate the expire date of the warrants based on the trading price of Cell MedX Corp's shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019 (the "Evaluation Date").  This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2020, the Company made the decision to exit the medical device distribution business and agreed to sell the distribution rights to the eBalance Microcurrent device (the "Distribution Rights") back to Cell MedX Corp. ("Cell MedX") pursuant to an agreement dated January 29, 2020.  Under the terms of the agreement, the Company sold the Distribution Rights back to Cell MedX in consideration for a royalty on future sales of the eBalance device capped at US$507,500, plus warrants to purchase up to 2,000,000 shares in the common stock of Cell MedX (the "Warrants") exercisable for a period of three (3) years.  1,000,000 of the Warrants are exercisable at a price of $US0.50 per share (the "$0.50 Warrants"), with the remaining 1,000,000 Warrants exercisable at US$1.00 per share (the "$1.00 Warrants").  The Warrants are subject to an acceleration right, with the $0.50 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.00 per share for 30 consecutive trading days, and the $1.00 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.75 per share for 30 consecutive trading days.  Cell MedX may buyout the royalty at any time during the first twelve months following the effective date of the agreement for 85% of the remaining amount of the royalty still payable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and positions of the Company's executive officers and directors as of the date hereof.

Name	Age	Positions
David M Jeffs (Appointed October 15, 2010.)	50	Director, Chief Executive Officer, President, Treasurer and Secretary
John da Costa (Appointed December 15, 2016)	55	Director
Amir Vahabzadeh (Appointed December 15, 2016)	51	Director

Set forth below is a brief description of the background and business experience of the Company's executive officers and directors:

David Jeffs Mr. Jeffs has been the Chief Executive Officer, President, Treasurer and Secretary of the Company since October 2010.  He was also the Chief Executive Officer of the Company from July 2002 through May 2007 and the President and a director of the Company from July 2002 through September 2007.  Previously he was a consultant to the Company's subsidiary, Domain Holdings Inc., from November 2000 and was responsible for revenue-generating initiatives. Prior to consulting for Domain Holdings Inc., Mr. Jeffs was the president and director of a private corporation trading in consumer goods products since 1997.  Mr. Jeffs graduated from the University of British Columbia with a Bachelor of Arts where he majored in economics.

Joao (John) da Costa Mr. da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Since 2002, Mr. da Costa has been the CFO, and a member of the Board of Directors of Triton Emission Solutions Inc., a company reporting under the United States Securities Exchange Act of 1934 (the "Exchange Act").  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Amir Vahabzadeh Mr. Vahabzadeh has been involved in the internet industry as a private online business owner and consultant for more than 20 years.  Mr. Vahabzadeh holds a Bachelor of Arts degree and is a graduate of the University of British Columbia and has been a shareholder of the Company since 2000.

Term Of Office

The Company's directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. The Company's executive officers are appointed by its board of directors and hold office until removed by its board of directors or until their successors are appointed.

Other Significant Employees

Other than the Company's sole executive officer, the Company does not have any significant employees.

Audit Committee

The Company does not currently have a separately designated audit committee.  As such, the Company's entire board of directors acts as its audit committee.  The Company's board of directors has determined that Mr. da Costa qualifies as an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation SK.  The OTCQB Marketplace, where the Company's securities are traded, does not have independence requirements.  In determining independence, the Company has applied the definition set out in NASDAQ Rule 5605(a)(2).  Mr. da Costa meets the qualifications for independence set forth in that rule.

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the reports electronically filed by the Reporting Persons, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2019:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Jeffs CEO, Treasurer, Secretary and Director	0	0	Nil
Amir Vahazadeh Director	1	1	Nil
Joao (John) da Costa	0	0	Nil

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to the Company's named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during its last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David Jeffs President, CEO, Treasurer & Director	2019	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	2018	$120,000	$20,000	$0	$59,712	$0	$0	$0	$199,712

Notes:

(1) The Company does not have a written compensation arrangement in place with David Jeffs, however, it has agreed to compensate Mr. Jeffs at a rate of $120,000 per year, commencing in January of 2017, for his commitment as Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2019.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
David Jeffs CEO, President, Secretary, Treasurer & Director	1,000,000	0	$0.10	Nov. 30, 2018	Nov. 30, 2020

Director Compensation

The following table sets forth the compensation paid to our directors during our December 31, 2019 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2019 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Amir Vahabzadeh(2)	$0	$0	$0	$0	$0	$0	$0
John da Costa(3)	$0	$0	$0	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2019, our most recent fiscal year end.

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

Notes

(1) 100,000 options were granted outside of the Company's 2018 Stock Option Plan.

2018 Stock Option Plan

On November 28, 2018, our board of directors approved and adopted the Company's 2018 Stock Option Plan (the "Plan"). The purpose of the Plan is to enhance long-term shareholder value by offering the Company's directors, officers, employees and eligible consultants the ability to acquire and maintain stock ownership in the Company and to participate in the Company's future growth.

The Plan allows the board to grant awards to officers, directors, employees and certain eligible consultants. To be eligible for grants under the Plan, consultants must be individuals who (1) render bona fide services to the Company not connected to the offer or sale of the Company's securities in capital raising transactions, and (2) do not directly or indirectly promote or maintain a market for the Company's securities.

Initially, up to 5,000,000 shares of the Company's common stock may be purchased pursuant to options granted under the Plan. After March 31, 2019, the Board may increase the shares of common stock that may be purchased under the Plan, provided that the total number of shares that may be purchased under the Plan cannot exceed 15% of the total number of shares outstanding, less any options outstanding under previous stock option plans.

Awards under the Plan may be granted in the form of incentive stock options or non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code (the "Code"). To qualify as "incentive stock options" under Section 422 of the Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. If the Plan is not approved by the Company's stockholders within 12 months of its adoption, any options granted as "incentive stock options" will be treated as "non-qualifying stock options". Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Code.

The exercise price for incentive stock options granted under the Plan cannot be less than the fair market value of the Company's common stock on the date of grant (110% of fair market value for optionees that own 10% of the combined voting power of the Company). Non-qualified stock options may not have an exercise price less than 75% of fair market value at the time of grant. "Fair market value" for purposes of the Plan is defined as the lesser of the closing price of the Company's common stock on the day immediately preceding the date of grant, and the average closing price of the Company's common stock during the ten trading days immediately preceding the grant date, provided that the Company's common stock trades on a national securities exchange or the OTC Link system (maintained by OTC Markets Group Inc.). If the Company's common stock does not trade on the OTC Link or a national securities exchange in the United States, the Board may determine fair market value, acting in good faith.

Options granted under the Plan have a maximum term of ten years from the grant date, or such lesser period as determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of common shares owned beneficially as of March 27, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of its directors, (iii) each of its named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,450,000(3) Direct	12.7%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903(4) Direct 1,124,500 Indirect(2)	29.4%

Common Shares	John da Costa, 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	200,000(5)	0.6%
	All Officers and Directors as a Group	15,019,003	42%
5% Shareholders
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,450,000 Direct	12.7%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903 Direct 1,124,500 Indirect	29.4%
Common Shares	Susan Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	3,797,500(2) Direct	10.9%
Common Shares	Richard Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	2,560,607 Direct	7.4%

Notes:

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of its shares actually outstanding on March 27, 2020.  As of March 27, 2020, there were 34,837,625 shares of common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

None of the following parties has, during the Company's last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company's total assets for the last two completed fiscal years:

(i) Any of its directors or officers;

(ii) Any person proposed as a nominee for election as a director;

(iii) Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding common shares;

(iv) Any of its promoters; and

(v) Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for the Company's common stock are currently entered on the OTC QB marketplace, which does not have director independence requirements.  In determining whether any of its directors are independent, the Company has applied the definition for "Independent Directors" set out in NASDAQ Rule 5605(a)(2).  In applying this definition, the Company has determined that John da Costa and Amir Vahabzadeh are independent directors.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$16,000	$30,000
Audit-Related Fees	10,500	7,000
Tax Fees	2,500	3,600
All Other Fees	-	-
Total	$29,000	$40,600

Our board of directors annually reviews the qualifications of Dale Matheson Carr-Hilton Labonte LLP, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles - Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	2018 Stock Option Plan(2)
10.3	Buyback Agreement between Live Current Media, Inc. and Cell MedX Corp. dated January 29, 2020.(4)
14.1	Code of Ethics
21.1	List of Subsidiaries(1)
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K. filed on December 12, 2018.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Current Media, Inc.

Date:	March 30, 2020	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2020	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer), and Director

Date:	March 30, 2020	By:	/s/ JOAO (John) DA COSTA
JOAO (John) DA COSTA
Director