Form 10-Q
period 2020-03-31
Live Current Media Inc.
filed 2020-05-15
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2020

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

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 15, 2020, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (expressed in US dollars) (Unaudited)

	March 31, 2020	December 31, 2019

ASSETS

Current assets
Cash	$331,303	$432,850
	331,303	432,850
Non-current assets
Intangible assets	142,630	111,951
Equity investments	417,537	-
	$891,470	$544,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$103,294	$91,060
Other payable	17,696	17,645
	120,990	108,705
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of March 31, 2020 and
December 31, 2019: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,373,817	18,370,899
Deficit	(17,638,175)	(17,969,641)
	770,480	436,096
	$891,470	$544,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)
	March 31, 2020	March 31, 2019
Operating expense (income)
Domain content and registration	$3,037	$5,350
General and administrative	15,932	8,562
Interest expense	51	51
Management fees	32,841	30,000
Marketing	13,470	21,282
Professional fees	15,120	45,152
Transfer agent and regulatory	4,140	5,771
Gain on sale of license	(351,134)	-
Fair value change of equity	(66,403)	-
Website development	1,480	-
Net income (loss) for the period	$331,466	$(116,168)

Basic and diluted gain (loss) per share	0.01	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars) (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331

Net loss	-	-	-	(116,168)	(116,168)
Balance, March 31, 2019	34,837,625	$34,838	$18,370,899	$(18,101,574)	$304,163

Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Stock-based compensation	-	-	2,918	-	2,918
Net income	-	-	-	331,466	331,466
Balance, March 31, 2020	34,837,625	$34,838	$18,373,817	$(17,638,175)	$770,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars) (Unaudited)
	For the three months ended
	March 31, 2020	March 31, 2019
Cash flows used in operating activities
Net income (loss) for the period	$331,466	$(116,168)
Non-cash item
Accrued interest	51	51
Fair value change on equity investments	(66,403)	-
Gain on sale of license	(351,134)	-
Changes in non-cash working capital items
Receivable	-	15,000
Accounts payable and accrued liabilities	12,234	36,558
Cash used in operating activities	(73,786)	(64,559)
Cash flows used in Investing activities
Website development	(27,761)	-
Cash used in investing activities	(27,761)	-

Change in cash	(101,547)	(64,559)
Cash, beginning of period	432,850	388,906
Cash, end of period	$331,303	$324,347

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media Inc. (the "Company" or "Live Current") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company's wholly owned principal operating subsidiary, Domain Holdings Inc. ("DHI"), was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". On April 14, 1999, IMEDIAAT Creations, Inc. changed its name to "Communicate.com Inc." and was redomiciled from British Columbia to the jurisdiction of Alberta. On April 5, 2002, Comminicate.com Inc. changed its name to Domain Holding Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible.  The Company has an accumulated deficit of $17,638,175.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operation through the issuance of capital stock and debt.  Management plans to continue raising additional funds through equity or debt financing and loans from directors.  There is no certainty that further funding will be available as needed.  These directors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.  The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary shod the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United State ("US GAAP"), and are expressed in United States dollars.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the balance sheet; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report in Form 10-K, for the year ended December 31, 2019, as filed with the SEC on March 31, 2020.

WEBSITE DEVELOPMENT COSTS

The Company has adopted the provision of ASC 985-20-25, Costs of Software to Be Sold, Leased or Marketed, whereby costs incurred to establish the technological feasibility of a computer software product to be sold, leased to marketed are research and development costs. Those costs are expensed as incurred; costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized; and costs incurred when the product is available for general release to the customers are expensed as incurred. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

EQUITY INVESTMENTS

Equity investments are classified as available for sale and are stated at fair market value. Unrealized gains and losses are recognized in the Company's statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, equity investments, accounts payable, and other payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3: Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2020.

Cash and equity investments are measured at fair value using level 1 inputs and level 2 inputs respectively.

3. INTANGIBLE ASSETS

The Company's portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

During the three months period ended March 31, 2020, the Company entered a consulting agreement with a third-party contractor for the website development for SPRT MRTX. A total of $30,679 related to website development costs was capitalized as intangible assets.

4. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 is exercisable at $0.50 and 1,000,000 exercisable at $1.00.  As at March 31, 2020, the Company’s equity investment consists of 2,000,000 share purchase warrants. Each CMXC’s warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expire date of the warrants based on the trading price of CMXC’s shares.

As at March 31, 2020, the fair value of the equity investment was calculated to be $417,537 based on the market price of $0.26 per CMXC's common share using a Black Scholes Options Pricing model with the following assumptions:

Assumptions:
Risk-free rate (%)	0.29
Expected stock price volatility (%)	183
Expected dividend yield (%)	0
Expected life of options (years)	2.83

The initial recognition of the equity investment in CMXC resulted in $351,134 gain on sale of distribution license from fair value of equity investments received and $66,403 gain on fair value when the CMXC warrants were revalued on March 31, 2020. During the three month period ended March 31, 2020, no CMXC warrants were sold and $nil realized gain or loss from sale of equity investment was realized.

5. SHARE CAPITAL

During the three months period ended March 31, 2020, 200,000 options expired. The Company granted 200,000 incentive stock options to one of its contractors to purchase an aggregate of 200,000 shares of the Company’s common stock at $0.10 per share. These stock options vest as to one-fourth immediately and one-fourth after the first, second and third six months of the date of grant. The fair value of the options granted calculated to be $11,673. The Company recognized a total of $2,918 as share-based compensation related to stock options vested during three month period ended March 31, 2020.  The fair value determined using the Black-Sholes Option Pricing model with the following assumptions:

Assumptions:
Risk-free rate (%)	1.34
Expected stock price volatility (%)	208
Expected dividend yield (%)	0
Expected life of options (years)	2

As at March 31, 2020, the Company had 1,900,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and .77 years, respectively. 1,750,000 options were exercisable with a weighted average price and weighted average life of $.10 and .68 years, respectively.

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

The Company is a development stage, technology company involved in the entertainment industry. Currently developing two projects for release in 2020 and 2021, SPRT MTRX and Boxing.com FEDERATION respectively, management is positioning the Company to take advantage of the exciting and rapidly growing eSports and Gaming sector.

PLAN OF OPERATIONS

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

Business Model.  The business model entails offering free prizes to introduce and attract players to the game, developing a large contingent of users and delivering advertisements.  This model has proven popular among gamers as the lure of free money is a very attractive inducement.

Development.  SPRT MTRX is currently active. The Company will continue to develop and enhance the SPRT MTRX through 2020 by adding additional functionality and more sports such as NFL, MLB, NBA and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2020.

Boxing.com FEDERATION

Boxing.com FEDERATION is being developed to mimic what the sport of boxing should be.  However the fights will be fought by gamers on their computers.

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

Ranking.  The ranking system will be organized by a digital algorithm designed by Live Current's engineers.  Fighters can challenge other fighters in the FEDERATION by choosing those within 100 of their own placing in the rankings.  Only fighters who are online can be challenged and they must accept the challenge or drop in the rankings to the spot of the challenger.  If they accept the challenge and lose, they only drop one place but get an L on their record.  Rankings will be automatically adjusted monthly to promote activity and discourage inactivity.

Schedule.  FEDERATION is currently in development and is scheduled for release in 2021.  The Company does not anticipate generating revenue from FEDERATION in 2020.

The Company does not believe it has the necessary cash requirements for the next 12 months without having to raise additional funds.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited interim consolidated financial statements for the periods ended March 31, 2020 and March 31, 2019.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Summary of Results

	For the three month period ended March 31, 2020 (unaudited)	For the three month period ended March 31, 2019 (unaudited)

Loss from operations	$331,466	$(116,168)

Net and comprehensive income (Loss)	$331,466	$(116,168)

Revenue

The Company did not recognize recurring revenues during the three month period ending March 31, 2020 or the three month period ending March 31, 2019.  The Company does not anticipate recognizing recurring revenues in 2020.

At March 31, 2020 the Company had an accumulated deficit of $17,638,175.  The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net income of $331,466 for the quarter ended March 31, 2020 compared to a net loss of $116,168 for the quarter ended March 31, 2019.  The bulk of the difference was attributable to a one time sale of a distribution agreement and the fair value change of the equity investment as part of a sale of marketing rights agreement.

Liquidity and Capital Resources

At March 31, 2020, the Company had working capital of $210,313, a decrease from the Company's working capital of $324,105 at December 31, 2019.  During the three months ended March 31, 2019 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

The Company anticipates that the costs of developing SPRT MTRX and Boxing.com FEDERATION will be significantly greater than its current financial resources. The Company does not believe that it has the necessary cash requirements for the next 12 months without having to raise additional funds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2020, the Company's management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended March 31, 2020.

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

Suspension of Live, Professional Sports.  SPRT MTRX relies on live, professional sports to provide game content.  Without live professional sports, SPRT MTRX will be forced to change its business model.  This could possibly include developing artificial intelligence induced content.  There could be significant costs associated with this change and there is no guarantee that it would meet with public acceptance.

Risks Related to the Company's Securities

Additional financing will be required. The Company anticipates that it will require significant additional financing to fund its proposed business development plans. The costs of developing the Company’s platforms is anticipated to be substantially greater than the Company’s existing financial resources, and the Company anticipates that it will require substantial financing to develop and operate its businesses over the next 12 months.

If the Company is unable to obtain additional financing when needed, the Company may not be able to complete its business development plans or its business could fail.  The Company will scale back its development plans depending upon its existing financial resources.

The Company’s ability to obtain future financing will be subject to a number of factors, including the variability of the global economy, investor interest in our planned business projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. If the Company is not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, the Company may be required to scale back its business development plans.

Additional equity financing will dilute existing stockholders. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock. Issuing shares of common stock, for financing purposes or otherwise, will dilute the interests of existing stockholders.

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

13

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

Uncertainty due to Global Outbreak of COVID-19. In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended March 31, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On January 29, 2020, the Company made the decision to exit the medical device distribution business and agreed to sell back to Cell MedX Corp. (“Cell MedX”) the exclusive worldwide distribution rights to Cell MedX’s eBalance microcurrent device, acquired in 2019 (the “Distribution Rights”).  Under the terms of the agreement, the Company sold the Distribution Rights back to Cell MedX in consideration for a royalty on future sales of the eBalance device capped at US$507,500, plus warrants to purchase up to 2,000,000 shares in the common stock of Cell MedX (the "Warrants") exercisable for a period of three (3) years.  1,000,000 of the Warrants are exercisable at a price of $US0.50 per share (the "$0.50 Warrants"), with the remaining 1,000,000 Warrants exercisable at US$1.00 per share (the "$1.00 Warrants").  The Warrants are subject to an acceleration right, with the $0.50 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.00 per share for 30 consecutive trading days, and the $1.00 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.75 per share for 30 consecutive trading days.  Cell MedX may buyout the royalty at any time during the first twelve months following the effective date of the agreement for 85% of the remaining amount of the royalty still payable.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan(2)
10.2	Buyback Agreement between Live Current Media Inc, and Cell MedX Corp. dated January 29, 2020(3)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Registration Statement on S-8, filed on January 9, 2019.

(3) Filed as an exhibit to the Company’s Current report on Form 8-K, filed on January 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	May , 2020	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)