Form 10-Q/A
period 2020-03-31
Live Current Media Inc.
filed 2020-05-20
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Live Current Media Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on May 15, 2020 (the "Original Filing") to:

(a) Correct a typographical error on the Company's unaudited consolidated statement of operations where the line item labelled "Fair value change of equity" should be "Fair value change of equity investments"; and

(b) Include the date of signature on the signature page of the Form 10-Q.

With the exception of the above noted corrections, the Original Filing, and the financial statements included therewith are unchanged.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, the Amendment also contains new Rule 13a-14(a)/15d-14(a) Certifications.

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
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of March 31, 2020 and
December 31, 2019: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,373,817	18,370,899
Deficit	(17,638,175)	(17,969,641)
	770,480	436,096
	$891,470	$544,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)
	March 31, 2020	March 31, 2019
Operating expense (income)
Domain content and registration	$3,037	$5,350
General and administrative	15,932	8,562
Interest expense	51	51
Management fees	32,841	30,000
Marketing	13,470	21,282
Professional fees	15,120	45,152
Transfer agent and regulatory	4,140	5,771
Gain on sale of license	(351,134)	-
Fair value change of equity investments	(66,403)	-
Website development	1,480	-
Net income (loss) for the period	$331,466	$(116,168)

Basic and diluted gain (loss) per share	0.01	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars) (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331

Net loss	-	-	-	(116,168)	(116,168)
Balance, March 31, 2019	34,837,625	$34,838	$18,370,899	$(18,101,574)	$304,163

Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Stock-based compensation	-	-	2,918	-	2,918
Net income	-	-	-	331,466	331,466
Balance, March 31, 2020	34,837,625	$34,838	$18,373,817	$(17,638,175)	$770,480

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

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan
10.2	Buyback Agreement between Live Current Media Inc, and Cell MedX Corp. dated January 29, 2020(3)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Registration Statement on Form  S-8, filed on January 9, 2019.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	May 19, 2020	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)