Form 10-Q
period 2020-06-30
Live Current Media Inc.
filed 2020-08-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2020

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

_________________________________________
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
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 14, 2020, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (expressed in US dollars) (Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

Current assets
Cash	$217,291	$432,850
	217,291	432,850
Non-current assets
Intangible assets	111,951	111,951
Development of computer software	61,390	-
Equity investments	1,001,541	-
	$1,392,173	$544,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$90,638	$91,060
Other payable	17,747	17,645
	108,385	108,705
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of June 30, 2020 and
December 31, 2019: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,373,817	18,370,899
Deficit	(17,124,867)	(17,969,641)
	1,283,788	436,096
	$1,392,173	$544,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expense (income)
Domain content and registration	$104	$3,505	$3,140	$8,855
General and administrative	11,512	18,614	23,268	27,175
Interest expense	51	51	102	102
Management fees	30,859	30,000	63,700	60,000
Marketing	350	10,847	13,820	32,130
Professional fees	12,431	(7,329)	34,087	37,823
Transfer agent and regulatory	15,363	17,808	17,144	23,579
Gain on sale of license	-	-	(351,134)	-
Gain on domain name sale	-	(146,700)	-	(146,700)
Fair value change of equity investments	(584,004)	-	(650,407)	-
Website development	26	-	1,506	-
Net income (loss) for the period	$513,308	$73,204	$844,774	$(42,964)

Basic and diluted gain (loss) per share	0.01	0.00	0.02	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars) (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331

Net loss	-	-	-	(116,168)	(116,168)

Balance, March 31, 2019	34,837,625	$34,838	$18,370,899	$(18,101,574)	$304,163

Net income	-	-	-	73,204	73,204

Balance, June 30,2019	34,837,625	34,838	18,370,899	(18,028,370)	377,367

Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096

Stock-based compensation	-	-	2,918	-	2,918

Net income	-	-	-	331,466	331,466

Balance, March 31, 2020	34,837,625	34,838	18,373,817	(17,638,175)	770,480

Net income	-	-	-	513,308	513,308

Balance, June 30, 2020	34,837,625	$34,838	$18,373,817	$(17,124,867)	$1,283,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars) (Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
Cash flows used in operating activities
Net income (loss) for the period	$844,774	$(42,964)
Non-cash item	102	102
Accrued interest
Fair value change on equity investments	(650,407)	-
Gain on sale of license	(351,134)	-
Gain on domain name sale	-	(146,700)
Stock based compensation	2,918	-
Changes in non-cash working capital items
Receivable	-	22,152
Accounts payable and accrued liabilities	(422)	4,255
Cash used in operating activities	(154,169)	(163,155)

Cash flows used in Investing activities
Proceeds received for sale of domain name		146,700
Website development	(61,390)	-
Cash used in investing activities	(61,390)	146,700

Change in cash	(215,559)	(16,455)
Cash, beginning of period	432,850	388,906
Cash, end of period	$217,291	$372,451

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. NATURE AND CONTINUANCE OF OPERATIONS

Live Current Media, Inc. (the "Company" or "Live Current") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company's wholly owned principal operating subsidiary, Domain Holdings Inc. ("DHI"), was incorporated under the laws of British Columbia on July 4, 1994 under the name "IMEDIAT Digital Creations Inc.". On April 14, 1999, IMEDIAT Digital Creations Inc. changed its name to "Communicate.com Inc." and was redomiciled from British Columbia to the jurisdiction of Alberta. On April 5, 2002, Comminicate.com Inc. changed its name to Domain Holdings Inc.

On March 13, 2008, the Company incorporated a wholly owned subsidiary in the state of Delaware, Perfume.com Inc. (Perfume Inc.) which is a dormant and inactive company.

Live Current is a technology company involved in the entertainment industry.  Currently developing two projects for release in 2020 and 2021, Boxing.com FEDERATION and SPRT MTRX, both of which are positioned in the eSports and gaming sector.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2020, the Company has no continuing source of revenue and has an accumulated deficit of $17,124,867. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt.  Management plans to continue raising additional funds through equity or debt financing and loans from directors.  There is no certainty that further funding will be available as needed.  These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.  The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United State ("US GAAP"), and are expressed in United States dollars.

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the balance sheet; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report in Form 10-K, for the year ended December 31, 2019, as filed with the SEC on March 31, 2020.

DEVELOPMENT COSTS

The Company has adopted the provision of ASC 985-20-25, Costs of Software to Be Sold, Leased or Marketed, whereby costs incurred to establish the technological feasibility of a computer software product to be sold, leased or marketed are research and development costs. Those costs are expensed as incurred; costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized; and costs incurred when the product is available for general release to the customers are expensed as incurred. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2020.

Cash and equity investments are measured at fair value using level 1 inputs and level 2 inputs respectively.

3. INTANGIBLE ASSETS

The Company's portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the six month period ended June 30, 2020, the Company entered a consulting agreement with a third-party contractor for the website development for SPRT MRTX. A total of $61,390 related to development of computer software was capitalized.

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00.  As at June 30, 2020, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

As at June 30, 2020, the fair value of the equity investment was calculated to be $1,001,541 based on the market price of $0.58 per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.29
Expected stock price volatility (%)	190
Expected dividend yield (%)	0
Expected life of options (years)	2.58

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license from fair value of equity investments received. On June 30, 2020 the equity investment was revalued resulting in a gain of $584,004 and $650,407 for the three and six months ended June 30, 2020 respectively.

During the six months period ended June 30, 2020, no CMXC warrants were sold and $nil realized gain or loss from sale of equity investment was realized.

5.  SHARE CAPITAL

During the three months period ended June 30, 2020, 100,000 options expired.  As at June 30, 2020, the Company had 1,800,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and .56 years, respectively. 1,650,000 options were exercisable with a weighted average price and weighted average life of $.10 and .45 years, respectively.

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

OVERVIEW

Live Current Media, Inc. (the "Company" or "Live Current") was incorporated under the laws of the State of Nevada on October 10, 1995.  The Company operates a segment of its business through its wholly owned subsidiary, Domain Holdings Inc., originally formed under the laws of British Columbia, Canada on July 4, 1994 and re-domiciled to Alberta, Canada on April 14, 1999 ("DHI").  The Company is also the majority shareholder of Perfume.com Inc. (95% ownership), formed under the laws of the State of Delaware on March 13, 2008.  Perfume.com Inc. is currently dormant and does not carry on an active business.  References herein to the Company include DHI and Perfume.com Inc. (collectively, the "Subsidiaries") unless otherwise stated.

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

In 2019, eSports prize money topped $1 billion for the first time, increasing 10-fold from prizes awarded in 2010, with expectations that prizes will keep accelerating to reach $1.8 billion by 2022 according to Statista.  Competitions can have prizes ranging to far north of $1 million.

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

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended June 30, 2020 and June 30, 2019.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Summary of Results

	For the three month period ended June 30, 2020 (unaudited)	For the three month period ended June 30, 2019 (unaudited)	For the six month period ended June 30, 2020 (unaudited)	For the six month period ended June 30, 2019 (unaudited)

Income from operations	$513,308	$73,204	$844,774	($42,964)

Net and comprehensive income	$513,308	$73,204	$844,774	($42,964)

Revenue

The Company did not recognize recurring revenues during the three and six month period ending June 30, 2020 or the three and six month period ending June 30, 2019.  The Company does not anticipate recognizing recurring revenues in 2020.

At June 30, 2020 the Company had an accumulated deficit of $17,124,867.  The Company is presently in the development stage of their business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Results of Operation

The Company recorded a net income of $513,308 for the quarter ended June 30, 2020 compared to net income of $73,204 for the quarter ended June 30, 2019.  The bulk of the difference was attributable to a one time sale of a distribution agreement and the increase in the fair value change of the equity investment as part of the sale of a marketing rights agreement.

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

Liquidity and Capital Resources

At June 30, 2020, the Company had working capital of $108,906, a decrease from the Company's working capital of $324,145 at December 31, 2019.  During the six months ended June 30, 2020 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that materially impact the Company's condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2020, the Company's management, including its principal executive officer and principal financial officer, concluded that the Com[any's  disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.            OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended June 30, 2020.

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

Risks Related to the Company's Securities

Additional financing will be required. The Company anticipates that it will require significant additional financing to fund its proposed business development plans. The costs of developing the Company's platforms is anticipated to be substantially greater than the Company's existing financial resources, and the Company anticipates that it will require substantial financing to develop and operate its businesses over the next 12 months.

If the Company is unable to obtain additional financing when needed, the Company may not be able to complete its business development plans or its business could fail.  The Company will scale back its development plans depending upon its existing financial resources.

The Company's ability to obtain future financing will be subject to a number of factors, including the variability of the global economy, investor interest in our planned business projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. If the Company is not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, the Company may be required to scale back its business development plans.

If additional financings equity financing will dilute existing stockholders. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock. Issuing shares of common stock, for financing purposes or otherwise, will dilute the interests of existing stockholders.

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

Uncertainty due to Global Outbreak of COVID-19. In March of 2020, the World Health Organization declared an outbreak of COVID-19 a global pandemic. The COVID-19 has impacted a vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended June 30, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan(4)
10.2	Buyback Agreement between Live Current Media Inc, and Cell MedX Corp. dated January 29, 2020(3)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on September 20, 2018.

(3) Filed as an exhibit to the Company's Current report on Form 8-K, filed on January 31, 2020.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-* filed on January 9, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	August 14, 2020	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)