Form 10-Q
period 2020-09-30
Live Current Media Inc.
filed 2020-11-13
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2020

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 13, 2020, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (expressed in US dollars) (Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

Current assets
Cash	$137,162	$432,850
	137,162	432,850
Non-current assets
Intangible assets	111,951	111,951
Development of computer software	93,959	-
Equity investments	680,941	-
	$1,024,013	$544,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$85,450	$91,060
Other payable	17,798	17,645
	103,248	108,705
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of September 30, 2020 and
December 31, 2019: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,376,735	18,370,899
Deficit	(17,490,808)	(17,969,641)
	920,765	436,096
	$1,024,013	$544,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expense (income)
Domain content and registration	$-	$3,375	$3,140	$12,230
General and administrative	9,007	11,609	32,275	38,783
Interest expense	51	51	153	153
Management fees	30,007	30,000	93,707	90,000
Marketing	-	12,249	13,820	44,379
Professional fees	3,491	7,467	37,578	51,907
Transfer agent and regulatory	2,785	1,921	19,929	18,884
Gain on sale of license	-	-	(351,134)	-
Gain on domain name sale	-	-	-	(146,700)
Fair value change of equity investments	320,600	-	(329,807)	-
Website development	-	-	1,506	-
Net income (loss) for the period	$(365,941)	$(66,672)	$478,833	$(109,636)

Basic and diluted gain (loss) per share	(0.01)	(0.00)	0.01	(0.00)

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars) (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331

Net loss	-	-	-	(116,168)	(116,168)

Balance, March 31, 2019	34,837,625	$34,838	$18,370,899	$(18,101,574)	$304,163

Net income	-	-	-	73,204	73,204

Balance, June 30,2019	34,837,625	34,838	18,370,899	(18,028,370)	377,367

Net loss				(66,672)	(66,672)

Balance, September 30, 2019	34,837,625	$34,838	$18,370,899	$(18,095,042)	$310,695

Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096

Stock-based compensation	-	-	2,918	-	2,918

Net income	-	-	-	331,466	331,466

Balance, March 31, 2020	34,837,625	34,838	18,373,817	(17,638,175)	770,480

Net income	-	-	-	513,308	513,308
Balance, June 30, 2020	34,837,625	$34,838	$18,373,817	$(17,124,867)	$1,283,788

Stock-based compensation	-	-	2,918	-	2,918

Net loss	-	-	-	(365,941)	(365,941)

Balance, September 30, 2020	34,837,625	$34,838	$18,376,735	$(17,490,808)	$920,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars) (Unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flows used in operating activities
Net income (loss) for the period	$478,833	$(109,636)
Non-cash item
Accrued interest	153	153
Fair value change on equity investments	(329,807)	-
Gain on sale of license	(351,134)	-
Gain on domain name sale	-	(146,700)
Stock based compensation	-	-
Changes in non-cash working capital items
Receivable	-	22,500
Accounts payable and accrued liabilities	(5,610)	4,329
Cash used in operating activities	(207,565)	(229,354)

Cash flows used in Investing activities
Proceeds received for sale of domain name	-	146,700
Website development	(88,123)	-
Cash used in investing activities	(88,123)	146,700

Change in cash	(295,688)	(82,654)
Cash, beginning of period	432,850	388,906
Cash, end of period	$137,162	$306,252

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Live Current is a technology company involved in the entertainment industry.  Currently developing two projects for release in 2020 and 2021, SPRT MTRX and Boxing.com FEDERATION, which are positioned in the fantasy sports/gaming sector and eSports sector respectively.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company has no continuing source of revenue and has an accumulated deficit of $17,490,808. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt.  Management plans to continue raising additional funds through equity or debt financing and loans from directors.  There is no certainty that further funding will be available as needed.  These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.  The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, equity investments, accounts payable, and other payable. The carrying value of cash, accounts payable, and other payable approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2020.

Cash and equity investments are measured at fair value using level 1 inputs and level 2 inputs respectively.

3. INTANGIBLE ASSETS

The Company's portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the nine months period ended September 30, 2020, the Company entered a consulting agreement with a third-party contractor for the website development for SPRT MRTX. A total of $93,959 related to development of computer software was capitalized.

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00.  As at September 30, 2020, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

As at September 30, 2020, the fair value of the equity investment was calculated to be $680,941 based on the market price of $0.43 per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.13
Expected stock price volatility (%)	182.74
Expected dividend yield (%)	0
Expected life of options (years)	2.33

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license from fair value of equity investments received. On September 30, 2020 the equity investment was revalued resulting in a loss of $320,600 and a gain of $329,807 for the three and nine months ended September 30, 2020 respectively.

During the nine months period ended September 30, 2020, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.

5. SHARE CAPITAL

As at September 30, 2020, the Company had 1,800,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and .31 years, respectively. 1,700,000 options were exercisable with a weighted average price and weighted average life of $.10 and .24 years, respectively.

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

The Company is a development stage, technology company involved in the entertainment industry. Currently developing two projects for release in 2020 and 2021, SPRT MTRX and Boxing.com FEDERATION respectively, management is positioning the Company to take advantage of the exciting and rapidly growing eSports, fantasy sports and Gaming sectors.

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

SPRT MTRX

SPRT MTRX is a gaming app, available in both iPhone and Android versions, in which players bid on the final scores of NHL and NFL games.  The events are organized as "Challenges" and cover multiple games over one day.  A cash prize is awarded to the player who receives the most points for correctly bidding on the final scores of the games included in the Challenge.  The system for bidding on the final scores is unique in the gaming industry.

Business Model.  The business model entails offering cash prizes to introduce and attract players to the game, developing a large contingent of users and delivering advertisements.  This model, free to play (F2P), has proven popular among gamers as the lure of free money is a very attractive inducement.

Development.  SPRT MTRX is currently Active. The Company will continue to develop and enhance the SPRT MTRX through 2020 by adding additional functionality and more sports such as MLB, NBA and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2020.

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

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended September 30, 2020 and September 30, 2019.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

	Three months ended			Nine months ended
	September 30, 2020	September 30, 2019	Percentage Increase/ (Decrease)	September 30, 2020	September 30, 2019	Percentage Increase/ (Decrease)
Operating expense (income)
Domain content and registration	$-	$3,375	n/a	$3,140	$12,230	(74.3)
General and administrative	9,007	11,609	(22.4)	32,275	38,783	(16.8)
Interest expense	51	51	0	153	153	0
Management fees	30,007	30,000	0	93,707	90,000	4.1
Marketing	-	12,249	n/a	13,820	44,379	(68.9)
Professional fees	3,491	7,467	(53.2)	37,578	51,907	(27.6)
Transfer agent and regulatory	2,785	1,921	44.9	19,929	18,884	5.5
Gain on sale of license	-	-	n/a	(351,134	-	n/a
Gain on domain name sale	-	-	n/a	-	(146,700)	n/a
Fair value change of equity investments	320,600	-	n/a	(329,807	-	n/a
Website development	-	-	n/a	1,506	-	n/a
Net income (loss) for the period	$(365,941)	$(66,672)	448.9	$478,833	$(109,636)

Results of Operation

Revenue

The Company did not recognize recurring revenues during the three and nine month periods ended September 30, 2020 or the three and nine month periods ended September 30, 2019.  The Company does not anticipate recognizing recurring revenues in 2020.

At September 30, 2020 the Company had an accumulated deficit of $17,490,808.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the three month period ended September 30, 2020 were $45,341 as compared to $66,672 for the three month period ended September 30, 2019, a decrease of $21,331. A majority of the change is attributable to the decrease in marketing costs related to the eBalance device, the sale of which the Company has ceased and a decrease in registration costs for domain names that no longer form an integral part of the business going forward. For the nine month periods ending September 30, 2020 and September 30, 2019, operating expenses were $202,108 and $256,336 respectively, a decrease of $43,504.  The additional difference consists mostly of marketing costs related to the eBalance device and costs associated with the now discontinued Boxing.com news site.

Net Loss

The Company recorded a net loss of $365,941 for the three month period ended September 30, 2020 compared to a net loss of $66,672 for the three month period ended September 30, 2019 and a net profit of $478,833 for the nine month period ended September 30, 2020 compared to a net loss of $109,636 for the nine month period ended September 30, 2019.  The bulk of the difference in both of these periods was attributable to the decrease in the fair value change of an equity investment received as part of the sale of the eBalance marketing rights agreement as detailed below.

On January 29, 2020, the Company made the decision to exit the medical device distribution business and agreed to sell back to Cell MedX Corp. ("Cell MedX") the exclusive worldwide distribution rights to Cell MedX's eBalance microcurrent device, acquired in 2019 (the "Distribution Rights").  Under the terms of the agreement, the Company sold the Distribution Rights back to Cell MedX in consideration for a royalty on future sales of the eBalance device capped at US$507,500, plus warrants to purchase up to 2,000,000 shares in the common stock of Cell MedX (the "Warrants") exercisable for a period of three (3) years.  1,000,000 of the Warrants are exercisable at a price of $US0.50 per share (the "$0.50 Warrants"), with the remaining 1,000,000 Warrants exercisable at US$1.00 per share (the "$1.00 Warrants").  The Warrants are subject to an acceleration right, with the $0.50 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.00 per share for 30 consecutive trading days, and the $1.00 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.75 per share for 30 consecutive trading days.  Cell MedX may buyout the royalty at any time during the first twelve months following the effective date of the agreement for 85% of the remaining amount of the royalty still payable.

Liquidity and Capital Resources

At September 30, 2020, the Company had working capital of $33,914, a decrease from the Company's working capital of $324,145 at December 31, 2019.  During the nine months ended September 30, 2020 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2020, the Company's management, including its principal executive officer and principal financial officer, concluded that the Company's  disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended September 30, 2020.

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

LIVE CURRENT MEDIA INC.

Date:	November 13, 2020	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)