Form 10-K
period 2020-12-31
Live Current Media Inc.
filed 2021-03-30
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2020

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
[__] Yes  [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,621,540 based on the closing price of $0.094 on June 30, 2020 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of March 30, 2021 the Registrant had 34,837,625 shares of common stock outstanding.

LIVE CURRENT MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Live Current is a digital technology company involved in the entertainment industry.  Live Current is currently developing SPRT MTRX, which are positioned in the sports/gaming sector and eSports sector.

Distribution of Cell MedX eBalance Devices

On January 29, 2020 the Company entered into an agreement to sell the Distribution Rights back to Cell MedX.  Under the terms of the agreement, the Company sold the Distribution Rights back to Cell MedX in consideration for a royalty on future sales of the eBalance device capped at US$507,500, plus warrants to purchase up to 2,000,000 shares in the common stock of Cell MedX (the "Warrants") exercisable for a period of three (3) years.  1,000,000 of the Warrants are exercisable at a price of $US0.50 per share (the "$0.50 Warrants"), with the remaining 1,000,000 Warrants exercisable at US$1.00 per share (the "$1.00 Warrants").  The Warrants are subject to an acceleration right, with the $0.50 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.00 per share for 30 consecutive trading days, and the $1.00 Warrants being subject to acceleration if Cell MedX's common stock trades at or above $1.75 per share for 30 consecutive trading days.  Cell MedX may buyout the royalty at any time during the first twelve months following the effective date of the agreement for 85% of the remaining amount of the royalty still payable.

Subsequent to our entry into the Cell MedX Distribution Agreement and the Cell MedX Buyback Agreement, in June 2020, John da Costa, a director of the Company was appointed as the Chief Operating Officer and a member of the board of directors of Cell MedX Corp.

Gaming

Market.  70% of Americans play games online.  54% of those gamers are male, 46% are female and 52% are college educated.  60% play on their mobile devices.  Gamers play for mental stimulation, relaxation and stress relief, while prize money is a major inducement.

In addition, gaming advertising revenue has doubled in the last two years.  The most common platform for playing games is the smartphone leaving no doubt as to why gaming is taking off.  72% of revenue generated from the App Store is generated from gaming apps.

SPRT MTRX

SPRT MTRX is a gaming app, available in both iPhone and Android versions, in which players bid on the final scores of NHL, NFL and NBA games.  The events are organized as "Challenges" and cover multiple games over one day.  A cash prize is awarded to the player who receives the most points for correctly bidding on the final scores of the sports events included in the Challenge.  The system for bidding on the final scores is unique in the gaming industry.

Business Model.  The business model entails offering free prizes for playing the game, developing a large contingent of users and delivering advertisements.  This model has proven popular among gamers as the lure of free money is a very attractive inducement.  In addition, in-app purchases in the form of sports data and bidding preferences will be added in the future.

Development.  The Company will continue to develop and enhance the SPRT MTRX through 2021 by adding additional functionality including news and trivia and more sports such as MLB and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2021.

Boxing.com FEDERATION

The Company was developing Boxing.com Federation during the 2020 fiscal year. Subsequent to the year end in, March 2021 the Company terminated development of this project.

ITEM 1A. RISK FACTORS

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

Risks Associated with the Company's Gaming Business

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

Market Acceptance.  SPRT MTRX is a new product in a product abundant gaming market and there is no guarantee that they will be accepted by the market.  In addition to acceptance, should they be accepted, there is no guarantee that they will maintain their popularity in a notoriously fickle gaming market.

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

Lack of operating revenues.  The Company has limited operating revenues and is expected to continue to do so for the foreseeable future.  Management has assessed the Company's ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company's ability to continue as a going concern.  The audit report of the Company's principal independent accountants for the years ended December 31, 2020 and December 31, 2019 includes a statement regarding the uncertainty of the Company's ability to continue as a going concern.  The Company's failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company's business to fail.

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

Uncertainty due to Global Outbreak of COVID-19. In March of 2020, the World Health Organization declared an outbreak of COVID-19 a global pandemic. The COVID-19 has impacted a vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

ITEM 2. PROPERTIES

The Company does not currently have any interests in any real property.

The Company and its Subsidiaries operate from their principal office at 50 West Liberty Street, Suite 880, Reno, Nevada. The Company's telephone number is (604) 648-0500.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of the Company's Shares

As of the date of this Annual Report, the Company had 71 registered shareholders.  The number of registered shareholders does not include shareholders holding their shares on deposit with brokers or dealers and registered in the name of stock depositories.

Market Information

The Company's common shares trade over-the-counter in the United States on the OTCQB marketplace under the symbol "LIVC."  The following is the high and low bid information for the Company's common stock during each fiscal quarter of its last two fiscal years on the OTCQB marketplace.

Period ended	High	Low
31 December 2020	$0.041	$0.041
30 September 2020	$0.082	$0.082
30 June 2020	$0.094	$0.094
31 March 2020	$0.073	$0.073
31 December 2019	$0.036	$0.036
30 September 2019	$0.030	$0.030
30 June 2019	$0.0711	$0.0711
31 March 2019	$0.083	$0.083

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis

The following selected financial data was derived from the Company's audited and unaudited financial statements.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this registration statement. In addition, the Company expects to focus its resources on the development of its Gaming business in the near future.  This business is significantly different from the domain name and web development business that the Company has historically been engaged in.  As a result, historical results and capital requirements are not expected to be reflective of the Company's financial results and capital requirements moving forward.

Summary of Results

	For the Year ended December 31, 2020	For the year ended December 31, 2019

Income from operations	$231,999	$15,765

Current Taxes Recovered	-	-
Gain on debt retirement	-	-
Interest income	-	-
Other income	-	-
Foreign exchange	-	-
Net and comprehensive income (Loss)	$231,999	$15,765

Results of Operation

Revenue

The Company recognized a gain of $117,466 from the sale of a domain name during the year ended December 31, 2020 (2019 - $359,200).  The Company did not recognize recurring revenues during its 2020 or 2019 fiscal years.  The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio.  The Company believes its portfolio of domain names will continue to maintain its value over time.  The Company does not anticipate earning significant advertising revenue from SPRT MTRX in the 2021 fiscal year.

The Company has an accumulated deficit of $17,737,642 at December 31, 2020.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Subsequent to its fiscal year ended December 31, 2020, the Company completed the sale of one of its domain names for $1,150,000.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $283,775 as compared to $343,435 for the year ended December 31, 2019, a decrease of $59,660. A majority of the change is attributable to the decrease in marketing costs related to the eBalance micro current device, the sale of which the Company has ceased and a decrease in registration costs for domain names that no longer form an integral part of the business going forward.

Year Ended December 31, 2020 and 2019

The Company recorded a net profit of $231,999 for the year ended December 31, 2020 and net profit of $15,765 for the year ended December 31, 2019.  The difference is the result of two transactions follows:  During the year ended December 31, 2020 the Company had a gain of $117,466 from the sale of domain names compared to $359,200 in the year ended December 31, 2019.  This gain in the year ended 2019 was more than offset by a gain in the year ended 2020 of $398,308 due to the change in the fair value of an equity investment received as part of the sale of the eBalance marketing rights agreement as detailed below and the gain on the sale of the license.

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

Liquidity and Capital Resources

At December 31, 2020, the Company had a working capital surplus of $41,938, compared to $324,145 at December 31, 2019.  The Company's only source of cashflow during the year ended December 31, 2020 was through the sale of domain names totaling $117,466.  Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, the Company has determined there is substantial doubt as to its ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the fiscal years ended December 31, 2020, including:

(a)	Report of Independent Registered Accounting Firm;

(b)	Consolidated Balance Sheets for the years ended December 31, 2020 and 2019;

(c)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;

(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019;

(e)	Consolidated Statements of Stockholders' Equity; and

(f)	Notes to the Consolidated Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Live Current Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Live Current Media, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, expects to incur further losses from operations, and requires additional funds to meet its obligations and repay its liabilities arising from normal business operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter	How the Matter was Addressed in the Audit

Royalties

Refer to Note 5 of the financial statements.

The Company and Cell MedX Corp. ("CMXC") entered into a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC. The sale price included a retained royalty on future sales of the eBalance device capped at $507,000.

The Company constrained the income recognized to reduce the probability of a significant income reversal in future periods.  The estimate was based on historical experience, anticipated future performance, market conditions, and management's best estimate at the time.

A significant change in the estimate of future sales could have affected the estimated gain on sale.

The Company regularly reviewed and updated its estimates.

Given the judgment necessary to estimate projected future sales, auditing such estimates required increased audit effort due to the complexity of the therapeutic market and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

Our audit procedures relating to the variable royalty consideration measurement included the following:

  We obtained a confirmation from CMXC on amount of royalty payable to the Company as at December 31, 2020.
  We reviewed the latest publicly available information from CMXC on whether the license has been obtained.
  We evaluated the reasonableness of management's estimates of future sales and evaluated the basis for expected future changes.
  We performed lookback testing on sales history of the eBalance device.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company's auditor since 2017

Vancouver, Canada

March 30, 2021

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
(expressed in US dollars)
ASSETS

Current assets
Cash	$176,511	$432,850
	176,511	432,850
Non-current assets
Intangible assets	105,417	111,951
Development of Computer Software	128,268	-
Equity Investment	398,308	-
	$808,504	$544,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$116,724	$91,060
Other payable	17,849	17,645
	134,573	108,705
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of December 31, 2020 and December 31, 2019:
34,837,625 common shares (34,837,625 at December 31, 2019)	34,838	34,838
Additional paid in capital	18,376,735	18,370,899
Deficit	(17,737,642)	(17,969,641)
	673,931	436,096
	$808,504	$544,801

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars)

	For the years ended
	December 31, 2020	December 31, 2019
Operating expenses (income)

Domain content and registration	$3,140	$13,405
Fair value change of equity investment	(47,174)	-
Gain on sale of license	(351,134)	-
General and administration	42,162	47,922
Interest expense	204	205
Gain on sale of domain names	(117,466)	(359,200)
Management fees	123,708	120,000
Marketing	23,376	47,733
Professional fees	60,450	57,248
Transfer agent and regulatory	29,229	29,211
Travel	-	9,495
Website Development	1,506	18,216
Income (Loss) from operations	231,999	15,765

Net income (loss) before taxes	231,999	15,765
Provision for taxes
Current taxes recovered	-	-

Net income (loss) for the year	$231,999	$15,765

Basic and diluted income per share	$0.01	$-

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (expressed in US dollars)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	34,837,625	$34,838	$18,370,899	$(17,985,406)	$420,331
Net income	-	-	-	15,765	15,765
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Net income	-	-	-	231,999	231,999
Stock based compensation	-	-	5,836	-	5,836
Balance, December 31, 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars)

	For the years ended
	December 31, 2020	December 31, 2019
Cash flows used in operating activities
Net income for the year	$231,999	$15,765
Non-cash items
Gain on sale of domain names	(117,466)	(359,200)
Fair value change on equity investment	(47,174)	-
Gain on sale of licences	(351,134)	-
Accrued interest	204	205
Stock based compensation	5,836	-
Changes in non-cash working capital item
Accounts payable and accrued liabilities	25,684	5,474
Cash used in operating activities	(252,051)	(337,756)

Cash flows used in investing activities
Proceeds received for sale of domain name	123,980	381,700
Website development	(128,268)	-
Cash used in investing activities	(4,288)	381,700

Change in cash	(256,339)	43,944
Cash, beginning of year	432,850	388,906
Cash, end of year	$176,511	$432,850

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

Live Current is a digital technology company involved in the entertainment industry.  Currently developing SPRT MTRX which is positioned in the sports/gaming sector.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company has an accumulated deficit of $17,737,642. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The consolidated financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

In March of 2020, the World Health Organization declared an outbreak of COVID-19 a global pandemic. The COVID-19 has impacted a vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("US GAAP'), and pursuant to the rules and regulations of the United States Security and Exchange Commission ("SEC"), and are expressed in United States dollars.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated on consolidation.

Development Costs

The Company has adopted the provisions of ASC 985-20-25, Costs of Software to Be Sold, Leased or Marketed, whereby costs incurred to establish the technological feasibility of a computer software product to be sold, leased or marketed are research and development coasts.  Those costs are expressed as incurred; costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized; and costs incurred when the product is available for general release to the customers are expensed as incurred.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to preform tasks it was previously incapable of performing.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. Examples of key estimates in these financial statements include the valuation of deferred tax assets, estimated variable consideration on the sale of license, fair value of stock-based compensation valuation of intangible assets and fair value of equity investment. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

Income Recognition

The Company recognizes income from the sale of intangible assets when the control of the asset is transferred to the customer at the amount that reflects the consideration it expects to be entitled to in exchange for this performance obligation.  In determining the transaction price for the sale of assets, the Company considers the effects of variable consideration. Some contracts for the sale of assets provide the Company future royalty payments based on the sales generated by the purchaser.  The Company constrained its estimates to reduce the probability of a significant income reversal in future periods.  The Company uses the expected value method to estimate the variable consideration because this method best predicts the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The requirements in ASC 606 on constraining estimates of variable consideration are applied to determine the amount of variable consideration that can be included in the transaction price.  The estimate is updated at each reporting period date.

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

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Payments

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

The Company had no Level 3 assets or liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at December 31, 2020 and 2019. Cash is measured at fair value using level 1 and equity investment are measured at fair value using level 2.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options.  The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock.  Changes in these assumptions can materially affect the fair value estimates.

During the year ending December 31, 2020, 1,900,000 Stock Options previously issued expired.

On February 21, 2020, the board of directors granted 200,000 options to one of its contractors.  These stock options vest as to one-fourth immediately and one-fourth after the first, second and third six months period of the date granted.  The fair value of the options granted calculated to be $11,673.  The Company recognized a total of $5,836 as share-based compensation related to stock options vested during the year ending December 31, 2020. The fair values were determined using the Black-Scholes Option Pricing model with the following assumptions:.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

4. STOCK OPTIONS continued

At February 21, 2020
Expected Life of Options	2 years
Risk-Free Interest Rate	1.34%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	208%

As at December 31, 2020, the Company had 200,000 (2019 - 1,900,000) option outstanding with a weighted average exercise price and weighted average life of $.10 and 1.14 years, respectively.

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp/ ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sale price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00. As of December 31, 2020. The Company's equity investment consists of 2,000,000 share purchase warrants.  Each CMXC share purchase warrant is exercisable for a period of three years expiring on January 31, 2023.

As of December 31, 2020, the fair value of the equity investment was calculated to be $398,308 based on the market price of $0.27 per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.13
Expected stock price volatility (%)	182.61
Expected dividend yield (%)	0.00
Expected life of options (years)	2.08

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license which is equivalent to the fair value of equity investment received.  On December 31, 2020 the equity investment was revalued resulting in a cumulative gain of $398,308.  The Company constrained the gain to the fair value of the equity instruments received, as at the point of sale future royalty payments were uncertain as Cell MedX had limited sales and had not obtained Health Canada Class II Medical Device License for the eBalance® Device or the 510K certification from the Food and Drug Administration.  The company reviewed its estimates at December 31, 2020 and did not include an additional gain from the royalty.

The transaction is considered to be a related party transaction as the Company has a common director with Cell MedX and there are beneficial shareholders in common for both Companies.

6. INTANGIBLE ASSETS

	December 31, 2020	December 31, 2019

Domain names	$105,417	$111,951
	$105,417	$111,951

The Company's portfolio of domain names are considered by management to be indefinite life intangible assets not subject to amortization. Management performs an annual impairment assessment of its domain names; during the year ended December 31, 2020, the Company recorded an impairment charge of $Nil (2019: $Nil).

	December 31, 2020	December 31, 2019

Computer software development	$128,268	$-
	$128,268	$-

The Company is developing computer software for SPRT MTRX which is in the development stage.  No amortization costs have been recorded as of December 31, 2020.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

7. INCOME TAXES

The Company was subject to United States federal income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2020	December 31, 2019

Net income (loss) for the year	$231,999	$15,765
Statutory rate	21%	21%
Expected income tax expense (recovery)	49,000	3,000
Impact of statutory tax rate on earnings of subsidiary	(2,000)	11,000
Non-taxable earnings	(101,000)	49,000
Adjustment to prior year tax provision	-	-
Change in valuation allowance	54,000	(63,000)
	$-	$-

The significant components of deferred income tax assets at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019

Net operating losses	$1,762,000	$1,705,000
Intangible assets	(7,000)	11,000
	1,755,000	1,716,000
Valuation allowance	(1,755,000)	(1,716,000)
	$-	$-

At December 31, 2020, the Company had approximately $458,000 of non-capital losses carry-forwards in Canada which expire in 2040 and non-capital loss carry-forwards of approximately $7,802,000 that may be carried forward indefinitely, subject to limitations. The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these consolidated financial statements due to the uncertainty regarding their ultimate realization. Tax attributes are subject to review, and potential adjustment by tax authorities.

8. SUBSEQUENT EVENTS

On January 8, 2021, the Company issued certain Corporation's Officers, Directors and Consultants non-qualified and incentive stock options pursuant the Corporation's 2018 Stock Option Plan to purchase an aggregate of 1,600,000 shares of the Corporation's common stock that vest immediately at an exercise price of $0.10 per share and expire in 2 years.

On March 22, 2021 the Company completed the sale of one of its domain names for $1,150,000, resulting in a gain of $913,246.

In March 2021 the Company discontinued development of Boxing.com Federation.

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

Management's Annual Report on Internal Control Over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

Our independent auditors have not issued an attestation report on management's assessment of our internal control over financial reporting. As a result, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and positions of the Company's executive officers and directors as of the date hereof.

Name	Age	Positions
David M Jeffs (Appointed October 15, 2010.)	51	Director, Chief Executive Officer, President, Treasurer and Secretary
John da Costa (Appointed December 15, 2016)	56	Director
Amir Vahabzadeh (Appointed December 15, 2016)	52	Director

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the reports electronically filed by the Reporting Persons, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2020:

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David Jeffs President, CEO, Treasurer & Director	2020	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	2019	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Notes:

(1) The Company does not have a written compensation arrangement in place with David Jeffs, however, it has agreed to compensate Mr. Jeffs at a rate of $120,000 per year, commencing in January of 2017, for his commitment as Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2020.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
David Jeffs CEO, President, Secretary, Treasurer & Director	0	0	$0.00

Director Compensation

The following table sets forth the compensation paid to our directors during our December 31, 2020 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2020 fiscal year is set out in the tables above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2020, our most recent fiscal year end.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved by Security Holders	200,000	$0.10	4,800,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of common shares owned beneficially as of March 30, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of its directors, (iii) each of its named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,455,300(3) Direct	12.7%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903(4) Direct 1,124,500 Indirect(2)	29.4%

Common Shares	John da Costa, 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	200,000(5)	0.6%
	All Officers and Directors as a Group	15,189,703	42%
5% Shareholders
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	4,450,000 Direct	12.7%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903 Direct 1,124,500 Indirect	29.4%
Common Shares	Susan Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	3,797,500(2) Direct	10.9%
Common Shares	Richard Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	2,560,607 Direct	7.4%

Notes:

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of its shares actually outstanding on March 30, 2021.  As of March 30, 2021, there were 34,837,625 shares of common stock issued and outstanding.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$17,000	$16,000
Audit-Related Fees	11,500	10,500
Tax Fees	4,000	2,500
All Other Fees	-	-
Total	$32,500	$29,000

Our board of directors annually reviews the qualifications of Dale Matheson Carr-Hilton Labonte LLP, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles - Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	2018 Stock Option Plan(2)
10.3	Buyback Agreement between Live Current Media, Inc. and Cell MedX Corp. dated January 29, 2020.(3)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(1)
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Live Current Media, Inc.

Date:	March 30, 2021	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2021	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer), and Director

Date:	March 30, 2021	By:	/s/ JOAO (John) DA COSTA
JOAO (John) DA COSTA
Director