Form 10-K/A
period 2020-12-31
Live Current Media Inc.
filed 2021-04-15
CIK 1108630

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
As of March 29, 2021, the Registrant had 34,837,625 shares of common stock outstanding.

EXPLANATORY NOTE

Live Current Media Inc. (the "Company") is filing this Amendment No. 1 on form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on March 30, 2021 (the "Original Filing") to include the consent of the Company's principal independent accountants, Dale, Matheson, Carr-Hilton, Labonte LLP, to the incorporation by reference of their audit report for the Company's financial statements for the years ended December 31, 2020 and 2019 in the Company's registration statement on Form S-8 filed on January 9, 2019 (file no. 333-229168).

With the exception of the above, the Original Filing remains unchanged.  This Amendment No. 1 speaks as of the date of the Original Filing, and does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment also contains new Rule 13a-14(a)/15d-14(a) Certifications.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles - Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	2018 Stock Option Plan(2)
10.3	Buyback Agreement between Live Current Media, Inc. and Cell MedX Corp. dated January 29, 2020.(3)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(1)
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(4)

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K. filed on December 12, 2018.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 31, 2020.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE CURRENT MEDIA, INC.

Date:	April 14, 2021	By:	/s/ DAVID M JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2021	By:	/s/ DAVID M JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer) and Director

Date:	April 14, 2021	By:	/s/ JOAO (John) DA COSTA
JOAO (John) DA COSTA
Director