Form 10-Q
period 2021-03-31
Live Current Media Inc.
filed 2021-05-14
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2021

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 14, 2021, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (expressed in US dollars) (Unaudited)

	March 31, 2021	December 31, 2020

ASSETS

Current assets
Cash	$1,062,914	$176,511
	1,062,914	176,511
Non-current assets
Intangible assets	6,663	105,417
Development of computer software	159,774	128,268
Equity investments	260,082	398,308
	$1,489,433	$808,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$111,592	$116,724
Other payable	17,900	17,849
	129,492	134,573
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of March 31, 2021 and December 31, 2020: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,475,376	18,376,735
Deficit	(17,150,273)	(17,737,642)
	1,359,941	673,931
	$1,489,433	$808,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Operating expense (income)
Domain content and registration	$3,072	$3,037
General and administrative	12,110	15,932
Interest expense	51	51
Management fees	32,315	32,841
Marketing	34,459	13,470
Professional fees	7,404	15,120
Transfer agent and regulatory	1,560	4,140
Website development	958	1,480
Stock based compensation	95,722	-
Fair value change of equity investments	138,226	(66,403)
Gain on sale of license	-	(351,134)
Gain on domain name sale	(913,246)	-
Net income for the period	$587,369	$331,466

Basic and diluted income per share	0.02	0.01

Weighted average number of basic common shares outstanding	34,837,625	34,837,625
Weighted average number of diluted common shares outstanding	35,632,591	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (expressed in US dollars) (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Stock-based compensation	-	-	2,918	-	2,918
Net income	-	-	-	331,466	331,466
Balance, March 31, 2020	34,837,625	$34,838	$18,373,817	$(17,638,175)	$770,480

Balance, December 31. 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931
Stock-based compensation	-	-	98,641	-	98,641
Net Income	-	-	-	587,369	587,369
Balance, March 31, 2021	34,837,625	$34,838	$18,475,376	$(17,150,273)	$1,359,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars) (Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows used in operating activities
Net income (loss) for the period	$587,369	$331,466
Non-cash item
Accrued interest	51	51
Fair value change on equity investments	138,226	(66,403)
Gain on sale of license	-	(351,134)
Gain on domain name sale	(913,246)	-
Stock based compensation	95,722	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(5,131)	12,234
Cash used in operating activities	(97,009)	(73,786)

Cash flows used in Investing activities
Proceeds received for sale of domain name	1,012,000	-
Website development	(28,588)	(27,761)
Cash used in investing activities	983,412	(27,761)

Change in cash	886,403	(101,547)
Cash, beginning of period	176,511	432,850
Cash, end of period	$1,062,914	$331,303

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On March 13, 2008, the Company incorporated a subsidiary in the state of Delaware, Perfume.com Inc. (Perfume Inc.) which is a dormant and inactive company.

Live Current is a digital technology company involved in the entertainment industry.  Live Current is currently developing SPRT MTRX, which is positioned in the sports and gaming sectors.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company has no continuing source of revenue and has an accumulated deficit of $17,150,273. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt.  Management plans to continue raising additional funds through equity or debt financing and loans from directors.  There is no certainty that further funding will be available as needed.  These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.  The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

In March of 2020, the World health Organization declared an outbreak of COVID-19 a global pandemic.  The COVID-19 has impacted a vast array of businesses through the restriction pit in place by most governments internationally, including the USA federal government as well as state and municipal governments, regarding travel, business operation and isolation/quarantine orders.  At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence.  These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the out-break, including the duration of travel restriction, business closures or disruptions and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus.  While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for operation cost due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the balance sheet; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report in Form 10-K, for the year ended December 31, 2020, as filed with the SEC on March 30, 2021.

DEVELOPMENT COSTS

The Company has adopted the provision of ASC 985-20-25, Costs of Software to Be Sold, Leased or Marketed, whereby costs incurred to establish the technological feasibility of a computer software product to be sold, leased or marketed are research and development costs. Research costs are expensed as incurred; costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized; and costs incurred when the product is available for general release to the customers are expensed as incurred. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2021.

Cash is measured at fair value using level 1 and equity investments are measured at fair value using level 2 inputs respectively.

3. INTANGIBLE ASSETS

The Company's portfolio of domain names is considered by management to consist of indefinite life intangible assets not subject to amortization.

On March 22, 2021 the Company completed the sale of one of its domain names for $1,012,000, resulting in a gain of $913,246.

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the three months period ended March 31, 2021, the Company continued with the website development for SPRT MRTX. A total of $31,507 related to development of computer software was capitalized during the three months ending March 31, 2021 compared to $27,761 during the same period in 2020.  At March 31, 2021 total software development costs are $159,774

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00.  As at March 31, 2021, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license from fair value of equity investments received. On December 31, 2020 the equity investment was revalued resulting in a cumulative gain of $398,308.

As at March 31, 2021, the fair value of the equity investment was calculated to be $260,082 based on the market price of $0.223 per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.16
Expected stock price volatility (%)	169.50
Expected dividend yield (%)	0
Expected life of options (years)	1.83

During the three months ending March 31, 2021 the change value resulted in a loss of $138,226 compared to a gain for the three months ending March 31, 2020 of $66,403.

During the three months period ended March 31, 2021, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.

5. SHARE CAPITAL

As at March 31, 2021, the Company had 1,800,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and 1.68 years, respectively. 1,750,000 options were exercisable with a weighted average price and weighted average life of $.10 and 1.70 years, respectively.

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

The Company is a development stage, technology company involved in the entertainment industry. Currently developing SPRT MTRX, management is positioning the Company to take advantage of the exciting and rapidly growing Sports and Gaming sectors.

PLAN OF OPERATIONS

SPRT MTRX

SPRT MTRX is a gaming app, available in both iPhone and Android versions, in which players bid on the final scores of NHL, NBA and NFL games.  The events are organized as "Challenges" and cover multiple games over one day.  A cash prize is awarded to the player who receives the most points for correctly bidding on the final scores of the games included in the Challenge.  The system for bidding on the final scores is unique in the gaming industry.

Business Model.  The business model entails offering cash prizes to introduce and attract players to the game, developing a large contingent of users and delivering advertisements.  This model, free to play (F2P), has proven popular among gamers as the lure of free money is a very attractive inducement.

Development.  SPRT MTRX is currently Active. The Company will continue to develop and enhance the SPRT MTRX through 2021 by adding additional functionality and more sports such as MLB and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2021.

Boxing.com FEDERATION

The Company terminated developing Boxing.com Federation in March 2021.

The Company does not believe it has the necessary cash requirements for the next 12 months without having to raise additional funds.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended March 31, 2021 and March 31, 2020.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

	Three months ended
	March 31, 2021	March 31, 2020	Percentage Increase/ (Decrease)
Operating expense (income)
Domain content and registration	$3,072	$3,037	1.2
General and administrative	12,110	15,932	(24.0)
Interest expense	51	51	0.0
Management fees	32,315	32,841	(1.6)
Marketing	34,459	13,470	155.8
Professional fees	7,404	15,120	(51.0)
Transfer agent and regulatory	1,560	4,140	(52.3)
Website development	958	1,480	(35.3)
Stock based compensation	95,722	-	n/a
Total operating expenses	$187,651	86,071	118.2
Fair value change of equity investments	138,226	(66,403)	278.7
Gain on sale of license	-	(351,134)	n/a
Gain on domain name sale	(913,246)	-	n/a
Net income for the period	$587,369	$331,466	473.7

Results of Operation

Revenue

The Company did not recognize recurring revenues during the three-month period ended March 31, 2021 or the three-month period ended March 31, 2020.  The Company does not anticipate recognizing recurring revenues in 2021.

At March 31, 2021 the Company had an accumulated deficit of $17,150,273.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2021 were $187,651 as compared to $86,071 for the three-month period ended March 31, 2020, an increase of $132,682.  The largest portion of this increase, $95,722, is attributable to a one-time expense of stock-based compensation.

Net Gain

The Company recorded a net gain of $587,369 for the three-month period ended March 31, 2021 compared to a net gain of $331,466 for the three-month period ended March 31, 2020.  The net gain in the period ended March 31, 2021 is due to a gain on the sale of a domain name asset.  During the period ended March 31, 2020, the net gain was attributed to a gain on the sale of a licence.  On a strictly operational basis, the Company did not have a net gain during either of the periods being compared.

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

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $933,422, an increase from the Company's working capital of $41,938 at December 31, 2020.  During the three months ended March 31, 2021 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring operating losses and anticipates incurring further operating losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

The Company anticipates that the costs of developing SPRT MTRX will be significantly greater than its current financial resources. The Company does not believe that it has the necessary cash requirements for the next 12 months without having to raise additional funds.

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

CRITICAL ACCOUNTING POLICIES

The Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular URL should be renewed. Impairment is recognized for names that are not renewed. The Company performs a qualitative assessment of the portfolio of domain names in the fourth quarter of each year, to determine whether it is more likely than not that the fair market value of a domain name is less than its carrying amount. As part of the assessment, certain qualitative factors are considered, including macro-economic conditions, industry and market conditions, non-renewal of names, as well as other factors. If there are indications of impairment following the qualitative impairment testing, further quantitative impairment testing would be necessary. When it is determined that the fair value of a domain name is less than it's carrying amount, impairment is recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that materially impact the Company's condensed consolidated interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2021, the Company's management, including its principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended March 31, 2021.

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

Market Acceptance.  SPRT MTRX is a new product in a product abundant gaming market and there is no guarantee that it will be accepted by the market.  In addition to acceptance, should it be accepted, there is no guarantee that it will maintain its popularity in a notoriously fickle gaming market.

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

Risks Related to the Company's Securities

Additional financing will be required. The Company anticipates that it will require significant additional financing to fund its proposed business development plans. The cost of developing the Company's platforms is anticipated to be substantially greater than the Company's existing financial resources, and the Company anticipates that it will require substantial financing to develop and operate its businesses over the next 12 months.

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

Uncertainty due to Global Outbreak of COVID-19. In March of 2020, the World Health Organization declared an outbreak of COVID-19 a global pandemic. The COVID-19 has impacted a vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as state and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended March 31, 2021.

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

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 12, 2018.

(3) Filed as an exhibit to the Company's Current report on Form 8-K, filed on January 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	May 14, 2021	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)