Form 10-Q
period 2021-06-30
Live Current Media Inc.
filed 2021-08-13
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2021

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 13, 2021, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (expressed in US dollars) (Unaudited)

	June 30, 2021	December 31, 2020

ASSETS

Current assets
Cash	$900,296	$176,511
	900,296	176,511
Non-current assets
Intangible assets	6,663	105,417
Development of computer software	188,943	128,268
Prepaid expenses	30,000	-
Equity investments	200,871	398,308
	$1,326,773	$808,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$81,566	$116,724
Other payable	17,952	17,849
	99,518	134,573
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of June 30, 2021 and
December 31, 2020: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,475,376	18,376,735
Deficit	(17,282,959)	(17,737,642)
	1,227,255	673,931
	$1,326,773	$808,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars) (Unaudited)

	For the three months ended		For the six months ended

	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expense (income)
Domain content and registration	$-	$104	$3,072	$3,140
General and administrative	12,968	11,512	25,079	23,268
Interest expense	51	51	102	102
Management fees	31,301	30,859	63,616	63,700
Marketing	10,119	350	44,578	13,820
Professional fees	2,193	12,431	9,597	34,087
Transfer agent and regulatory	14,338	15,363	15,898	17,144
Website development	2,505	26	3,464	1,506
Stock based compensation	-	-	95,722
Fair value change of equity investments	59,211	(584,004)	197,437	(650,407)
Gain on domain name sale	-	-	(913,246)	(351,134)
Net income (loss) for the period	$(132,686)	$513,308	$454,681	$844,774

Basic and diluted gain (loss) per share	(0.00)	0.01	0.01	0.02

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625
Weighted average number of diluted common shares outstanding	34,837,625	34,837,625	35,518,590	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Stock-based compensation	-	-	2,918	-	2,918
Net income	-	-	-	331,466	331,466
Balance, March 31, 2020	34,837,625	$34,838	$18,373,817	$(17,638,175)	$770,480
Net income	-	-	-	513,308	513,308
Balance, June 30, 2020	34,837,625	$34,838	$18,373,817	$(17,124,867)	$1,283,788
Balance, December 31. 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931
Stock-based compensation	-	-	98,641	-	98,641
Net Income	-	-	-	587,369	587,369
Balance, March 31, 2021	34,837,625	$34,838	$18,475,376	$(17,150,273)	$1,359,941
Net Loss				(132,686)	(132,686)
Balance, June 30, 2021	34,837,625	$34,838	$18,475,376	$(17,282,959)	$1,227,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars) (Unaudited)
	For the six months ended
	June 30, 2021	June 30, 2020
Cash flows used in operating activities
Net income (loss) for the period	$454,681	$844,774
Prepaid expense	(30,000)	-
Non-cash item
Accrued interest	102	102
Fair value change on equity investments	197,437	(650,407)
Gain on sale of license	-	(351,134)
Gain on domain name sale	(913,246)	-
Stock based compensation	95,722	2,918
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(35,154)	(422)
Cash used in operating activities	(230,458)	(154,169)

Cash flows used in Investing activities
Proceeds received for sale of domain name	1,012,000	-
Website development	(57,757)	(61,390)
Cash used in investing activities	954,243	(61,390)

Change in cash	723,785	(215,559)
Cash, beginning of period	176,511	432,850
Cash, end of period	$900,296	$217,291

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Live Current is a digital technology company involved in the entertainment industry. Live Current is currently developing 2 projects, SPRT MTRX and Trivia Matrix, which are positioned in the sports and gaming sectors.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2021, the Company has no continuing source of revenue and has an accumulated deficit of $17,282,959. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2021.

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

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the six months period ended June 30 2021, the Company continued with the website development for SPRT MRTX and began development of a new project, Trivia Matrix. A total of $60,676 related to development of computer software was capitalized during the six months ending June 30, 2021 compared to $61,390 during the same period in 2020. At June 30, 2021 total software development costs are $188,943

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00.  As at June 30, 2021, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license from fair value of equity investments received. On December 31, 2020 the equity investment was revalued resulting in a cumulative gain of $398,308.

As at June 30, 2021, the fair value of the equity investment was calculated to be $200,871 based on the market price of $0.26 per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:

Risk-free rate (%)	0.25
Expected stock price volatility (%)	132.03
Expected dividend yield (%)	0
Expected life of options (years)	1.58

On June 30, 2021 the equity investment was recalculated resulting in a loss of $59,211 and $197,437 for the three and six months ended June 30, 2021 respectively. During the prior year period ending June 30, 2020 the revaluation resulted in a gain of $584,004 and $650,407 for the three and six months ended June 30, 2020 respectively

During the six months period ended June 30, 2021, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.

6. SHARE CAPITAL

As at June 30, 2021, the Company had 1,800,000 options outstanding with a weighted average exercise price and weighted average life of $.10 and 1.43 years, respectively. 1,750,000 options were exercisable with a weighted average price and weighted average life of $.10 and 1.45 years, respectively.

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

The Company is a development stage, technology company involved in the entertainment industry. Currently developing two products, SPRT MTRX and Trivia Matrix, management is positioning the Company to take advantage of the exciting and rapidly growing Sports and Gaming sectors.

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

Revenue Model. The business model entails offering cash prizes to introduce and attract players to the game, developing a large contingent of users and delivering advertisements. This model, free to play (F2P), has proven popular among gamers as the lure of free money is a very attractive inducement.

Development. The Company will continue to develop and enhance the SPRT MTRX through 2021 by adding additional functionality and more sports such as MLB and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2021.

Trivia Matrix

Trivia Matrix is a mobile trivia game app. The game consists of a 4 x 4 grid of eight mixed pairs of trivia data belonging to a specific category. The categories are Geography, History, Sports, Natural World, Pop Culture and Entertainment. The goal of the game is to eliminate each pair of trivia by matching them together and clear the grid of all data. Examples of matches are; actor with movie, musician with band, painter with painting, country with capital and country with silhouette.

Revenue Model. Trivia Matrix is a F2P game. Revenue will be generated by presenting advertisements periodically to players who complete games and by in app purchases (IAP) such as pay to avoid advertisements and pay to gain access to a premium account, which includes more data and more questions.

Development. The game is currently a single player game and involves playing against a clock to achieve the fastest time for clearing the grid. Future development includes two versions of head to head competitions and an elimination tournament game format.

The game is available on the Apple App Store and Apple tablets. A Google Play Store version of Trivia Matrix is under development.

Boxing.com FEDERATION

The Company terminated developing Boxing.com Federation in March 2021.

The Company does not believe it has the necessary cash requirements for the next 12 months without having to raise additional funds.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended June 30, 2021 and June 30, 2020. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	Percentage Increase/ (Decrease)	June 30, 2021	June 30, 2020	Percentage Increase/ (Decrease)

Operating expense (income)
Domain content and registration	$-	$104	(100)	$3,072	3,140	(2.17)
General and administrative	12,968	11,512	12.65	25,079	23,268	7.78
Interest expense	51	51	0.0	102	102	0.0
Management fees	31,301	30,859	1.43	63,616	63,700	(.13)
Marketing	10,119	350	2,791.14	44,578	13,820	222.56
Professional fees	2,193	12,431	(82.36)	9,597	34,087	(71.85)
Transfer agent and regulatory	14,338	15,363	(6.67)	15,898	17,144	(7.27)
Website development	2505	26	9,534.62	3,464	1,506	130.01
Stock based compensation	-	-	n/a	95,722	-	n/a
Total operating expenses	$73,475	$70,696	3.93	$261,128	156,767	66.57

Results of Operation

Revenue

The Company did not recognize recurring revenues during the three-month period ended June 30, 2021 or the three-month period ended June 30, 2020. The Company does not anticipate recognizing recurring revenues in 2021.

At June 30, 2021 the Company had an accumulated deficit of $17,282,959. The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2021 and the three-month period ended June 30, 2020 were $73,475 and $70,696 respectively. The operating expense for the six-months ended June 30, 2021 and the six-months ended June 30, 2020 were $261,196 and $156,767 respectively. The increased expense in the quarter ended June 30, 2021 is attributable to a one time $95,722 cost for stock-based compensation and an increase in marketing costs related to SPRT MTRX.

Net Gain

The Company recorded a net loss $132,686 for the three-month period ended June 30, 2021 compared to a net gain of $513,308 for the three-month period ended June 30, 2020. The net gain in the period ended June 30, 2020 was attributed to a net gain of $584,004 in the value of an equity investment related to warrants detailed below. On a strictly operational basis, the Company had net losses during both of the periods being compared.

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

Liquidity and Capital Resources

At June 30, 2021, the Company had working capital of $830,778, an increase from the Company's working capital of $41,938 at December 31, 2020. During the six months ended June 30, 2021 the Company had negative operating cash flow. Due to the fact that the Company has incurred recurring operating losses and anticipates incurring further operating losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2021, the Company's management, including its principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended June 30, 2021.

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

Patents, Trademarks and Proprietary Rights.  The Company will consider seeking trademark protection for its gaming businesses, however, the Company may be unable to avail itself of trademark protection under United States laws. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

Market Acceptance.  SPRT MTRX and Trivia Matrix are new products in a product abundant gaming market and there is no guarantee that they will be accepted by the market.  In addition to acceptance, should they be accepted, there is no guarantee that they will maintain their popularity in a notoriously fickle gaming market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan(2)
10.2	Buyback Agreement between Live Current Media Inc, and Cell MedX Corp. dated January 29, 2020(3)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LIVE CURRENT MEDIA INC.

Date:	August 13, 2021	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)