Form 10-Q
period 2021-09-30
Live Current Media Inc.
filed 2021-11-12
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2021

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 12, 2021, the Registrant had 34,837,625 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Expressed in US Dollars)

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in US dollars)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

Current assets
Cash	$807,970	$176,511
	807,970	176,511
Non-current assets
Intangible assets	6,663	105,417
Development of computer software	195,962	128,268
Prepaid expenses	30,000	-
Equity investments	67,009	398,308
	$1,107,604	$808,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$94,954	$116,724
Other payable	18,002	17,849
	112,956	134,573
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of September 30, 2021 and December 31, 2020: 34,837,625 common shares	34,838	34,838
Additional paid in capital	18,478,295	18,376,735
Deficit	(17,518,485)	(17,737,642)
	994,648	673,931
	$1,107,604	$808,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in US dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expense (income)
Domain content and registration	$-	$-	$3,072	$3,140
General and administrative	12,016	9,007	37,095	32,275
Interest expense	51	51	153	153
Management fees	30,035	30,007	93,651	93,707
Marketing	11,400	-	55,978	13,820
Professional fees	13,930	3,491	19,995	37,578
Transfer agent and regulatory	5,822	2,785	25,250	19,929
Website development	28,411	-	31,874	1,506
Stock based compensation	-	-	95,722	-
Fair value change of equity investments	133,861	320,600	331,298	(329,807)
Gain on sale of license	-	-	-	(351,134)
Gain on domain name sale	-	-	(913,246)	-
Net income (loss) for the period	$(235,526)	$(365,941)	$219,158	$478,833

Basic and diluted gain (loss) per share	(0.01)	(0.01)	0.01	0.01

Weighted average number of basic common shares outstanding	34,837,625	34,837,625	34,837,625	34,837,625
Weighted average number of diluted common shares outstanding	34,837,625	34,837,625	35,427,106	34,837,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(expressed in US dollars)
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Stock-based compensation	-	-	2,918	-	2,918
Net income	-	-	-	331,466	331,466
Balance, March 31, 2020	34,837,625	$34,838	$18,373,817	$(17,638,175)	$770,480
Net income	-	-	-	513,308	513,308
Balance, June 30, 2020	34,837,625	$34,838	$18,373,817	$(17,124,867)	$1,283,788
Stock-based Compensation	-	-	2,918	-	2,918
Net Loss	-	-	-	(365,941)	(365,941)
Balance, September 30, 2020	34,837,625	34,838	18,376,735	(17,490,808)	920,765
Balance, December 31, 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931
Stock-based compensation	-	-	98,641	-	98,641
Net Income	-	-	-	587,369	587,369
Balance, March 31, 2021	34,837,625	$34,838	$18,475,376	$(17,150,273)	$1,359,941
Net Loss	-	-	-	(132,686)	(132,686)
Balance, June 30, 2021	34,837,625	$34,838	$18,475,376	$(17,282,959)	$1,227,255
Stock-based compensation	-	-	2,919	-	2,919
Net Loss	-	-	-	(235,526)	(235,526)
Balance, September 30, 2021	34,837,625	34,838	18,478,295	(17,518,485)	994,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)
(Unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows used in operating activities
Net income (loss) for the period	$219,158	$478,833
Prepaid expense	(30,000)	-
Non-cash item
Accrued interest	153	153
Fair value change on equity investments	331,298	(329,807)
Gain on sale of license	-	(351,134)
Gain on domain name sale	(913,246)	-
Stock based compensation	95,722	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(21,769)	(5,610)
Cash used in operating activities	(318,684)	(207,565)

Cash flows provided by Investing activities
Proceeds received for sale of domain name	1,012,000	-
Website development	(61,857)	(88,123)
Cash provided by (used in) investing activities	950,143	(88,123)

Change in cash	631,459	(295,688)
Cash, beginning of period	176,511	432,850
Cash, end of period	$807,970	$137,162

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2021, the Company has no continuing source of revenue and has an accumulated deficit of $17,518,485. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2021.

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

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the nine months period ended September 30, 2021, the Company continued with the website development for SPRT MRTX and began development of a new project, Trivia Matrix. A total of $61,857 related to development of computer software was capitalized during the nine months ending September 30, 2021 compared to $88,123 during the same period in 2020. At September 30, 2021 total software development costs are $195,962

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,500 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00. As at September 30, 2021, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license from fair value of equity investments received. On December 31, 2020 the equity investment was revalued resulting in a cumulative gain of $398,308.

As at September 30, 2021, the fair value of the equity investment was calculated to be $67,009 based on the market common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.09
Expected stock price volatility (%)	106.06
Expected dividend yield (%)	0
Expected life of options (years)	1.33

On September 30, 2021 the equity investment was recalculated resulting in a loss of $133,861 and $331,298 for the three and nine months ended September 30, 2021 respectively. During the prior year period ending September 30, 2020 the revaluation resulted in a loss of $320,600 and gain of $329,807 for the three and nine months ended September 30, 2020 respectively

During the nine months period ended September 30, 2021, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.

5. SHARE CAPITAL

As at September 30, 2021, the Company had 1,800,000 options outstanding with a weighted average exercise price and weighted average life of $0.10 and 1.18 years, respectively.

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

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended September 30, 2021 and September 30, 2020.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

	For the three months ended			For the nine months ended
	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Operating expense (income)
Domain content and registration	$-	$-	n/a	$3,072	$3,140	-2.17%
General and administrative	12,016	9,007	33.41%	37,095	32,275	14.93%
Interest expense	51	51	0.00%	153	153	0.00%
Management fees	30,035	30,007	0.09%	93,651	93,707	-0.06%
Marketing	11,400	-	n/a	55,978	13,820	305.05%
Professional fees	13,930	3,491	299.03%	19,995	37,578	-46.79%
Transfer agent and regulatory	5,822	2,785	109.005%	25,250	19,929	26.70%
Website development	28,411	-	n/a	31,874	1,506	2016.47%
Stock based compensation	-	-	n/a	95,722	-	n/a
Total	$101,665	$45,341		$362,790	$202,108

Results of Operation

Revenue

The Company did not recognize recurring revenues during the three-month period ended September 30, 2021 or the three-month period ended September 30, 2020.  The Company does not anticipate recognizing recurring revenues in 2021.

At September 30, 2021 the Company had an accumulated deficit of $17,518,485.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2021 and the three-month period ended September 30, 2020 were $101,665 and $45,341 respectively.  The majority of the difference is related to marketing costs expended on Trivia Matrix and the switch from capitalizing development costs to expensing development costs of Trivia Matrix in the quarter ended September 30, 2021.  The operating expense for the nine-months ended September 30, 2021 and the nine-months ended September 30, 2020 were $362,790 and $202,108 respectively.  The increased expense in the nine-month period ended September 30, 2021 is primarily attributable to a one time $95,722 cost for stock-based compensation.

Net Loss

The Company recorded a net loss $235,526 for the three-month period ended September 30, 2021 compared to a net loss of $365,941 for the three-month period ended September 30, 2020.  The difference in the periods ended September 30, was attributable to a decrease in the fair value loss of an equity investment related to warrants detailed below.  On a strictly operational basis, the Company also had net losses during both of the periods being compared.

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

Liquidity and Capital Resources

At September 30, 2021, the Company had working capital of $695,014, an increase from the Company's working capital of $41,938 at December 31, 2020.  During the nine months ended September 30, 2021 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring operating losses and anticipates incurring further operating losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

During the fiscal quarter ended September 30, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any sales of its equity securities during the interim period ended September 30, 2021.

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

LIVE CURRENT MEDIA INC.

Date:	November 12, 2021	By:	/s/ David M. Jeffs
DAVID M. JEFFS
Chief Executive Officer, President, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)