Form 10-K
period 2021-12-31
Live Current Media Inc.
filed 2022-03-31
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2021

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

[__] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [___] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[ X ] Yes [___] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

[__]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public company accounting firm that prepared or issued its audit report.
[    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[__] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,339,157 based on the closing price of $0.1356 on June 30, 2021 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2022 the Registrant had 35,559,027 shares of common stock outstanding.

LIVE CURRENT MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

TABLE OF CONTENTS

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

ITEM 1. BUSINESS

General

Live Current is a digital technology company involved in the entertainment industry. Live Current is currently developing SPRT MTRX and Trivia Matrix, which are positioned in the sports/gaming sector.

Live Current Media, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 1995. The Company has an authorized capital of 500,000,000 shares of common stock with 35,559,027 shares currently issued and outstanding.

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

On March 21, 2019, the Company executed a distribution agreement (the "Distribution Agreement") with Cell MedX Corp. ("Cell MedX" or the "Device Manufacturer"), pursuant to which Cell MedX granted to the Company exclusive worldwide rights to distribute the eBalance microcurrent device to households and individual users. On January 29, 2020, the Company and Cell MedX entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to Cell MedX.

Evasyst Inc.

On January 20, 2022, Live Current Media Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evasyst Inc. ("Evasyst") and the Company's wholly owned subsidiary formed for the purpose of completing the transactions set out in the Merger Agreement, Evasyst Acquisition Inc. ("LIVC Sub"). Under the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of Evasyst (the "Evasyst Acquisition") by means of a reverse triangular merger, whereby LIVC Sub will merge with and into KAST, with KAST continuing as the surviving corporation (the "Merger"). Upon completion of the Merger all of the outstanding shares of Evasyst's common stock will be converted into the right to receive a total of 125,000,000 shares of the Company's common stock and each share of LIVC Sub common stock outstanding will be converted into one share of Evasyst common stock. Upon completion of the Merger, the board of directors of the Company is expected to consist of Mark Ollila, David Jeffs, Justin Weissberg, Leslie Klinger and Heidi Steiger. Mr. Ollila will act as the Chief Executive Officer and Chief Financial Officer of the Company, with Mr. Jeffs acting as the Secretary of the Company. Closing of the Merger remains subject to the satisfaction of certain conditions precedent, including (i) there being no outstanding securities of Evasyst other than shares of Evasyst common stock, (ii) Evasyst having no outstanding indebtedness other than trade payables incurred in the ordinary course of business, (iv) certain significant shareholders of the Company entering into lock up agreements for a period of six (6) months following completion of the Merger, and (v) Evasyst delivering to the Company those audited and unaudited financial statements as are required to be filed pursuant to the provisions of the Securities Exchange Act of 1934. The Merger is expected to complete prior to April 30, 2022.

Evasyst is a digital technology company operating the social video application "Kast". Users of Kast can host public or private watch parties with friends on their PC, Mac, web or mobile device. Kast's technology allows for the creation of intimate private watch parties that scales with millions of users.

Upon completion of the Merger, although the Company will continue to enhance its SPRT MTRX and Trivia Matrix gaming apps, the Company expects to devote most of its resources to the development and commercialization of Kast.

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

Development. The Company will continue to enhance the SPRT MTRX through 2022 by adding additional functionality including news and trivia and more sports such as MLB and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2022.

Trivia Matrix

Trivia Matrix is a mobile trivia game app. The game consists of a 4 x 4 grid of eight mixed pairs of trivia data belonging to a specific category. The categories are Geography, History, Sports, Natural World, Pop Culture and Entertainment. The goal of the game is to eliminate each pair of trivia by matching them together and clear the grid of all data. Examples of matches are; actor with movie, musician with band, painter with painting, country with capital and country with silhouette. Players can play individual games to beat the clock or play against other players (H2H) to climb a challenge ladder.

Revenue Model. Trivia Matrix is a free to play (F2P) game. Revenue is generated by presenting advertisements periodically to players who complete games and will be generated by in app purchases (IAP) such as pay to avoid advertisements and pay to gain access to a premium account, which includes more data and more questions. In-app purchases have not yet been enabled.

Trivia Matrix is available on the Apple App Store and Google Play Store.

Boxing.com FEDERATION

The Company was developing Boxing.com Federation during the 2020 fiscal year. In March 2021 the Company terminated development of this project.

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

Risks Associated with Completion of the Evasyst Acquisition

No Assurance of Completion. Completion of the Evasyst Acquisition remains subject to a number of conditions precedent. There is no assurance that the Evasyst Acquisition will complete prior to April 30, 2022 or at all.

Completion of the Evasyst Acquisition will result in Substantial Dilution. Completion of the Evasyst Acquisition will result in the issuance of 125,000,000 shares of the Company's common stock, resulting in a change in control of the Company. Existing stockholders of the Company will experience substantial dilution upon completion of the Merger.

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

Risks Related to the Company's Securities

Additional financing will be required. The Company anticipates that it will require significant additional financing to fund its proposed business development plans. The costs of developing the Company's platforms is anticipated to be substantially greater than the Company's existing financial resources.

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

Additional financings equity financing will dilute existing stockholders. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock. Issuing shares of common stock, for financing purposes or otherwise, will dilute the interests of existing stockholders. Existing stockholders of the Company are also expected to have their interests significantly diluted as a result of the completion of the Evasyst Acquisition.

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

Lack of operating revenues. The Company has limited operating revenues and is expected to continue to do so for the foreseeable future. Management has assessed the Company's ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company's ability to continue as a going concern. The audit report of the Company's principal independent accountants for the years ended December 31, 2021 and December 31, 2020 includes a statement regarding the uncertainty of the Company's ability to continue as a going concern. The Company's failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations, and could cause the Company's business to fail.

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

ITEM 3. LEGAL PROCEEDINGS

Wrongful Dismissal Proceedings with Former CEO of DHI

On March 9, 2000, a former Chief Executive Officer of DHI commenced a legal action against DHI for wrongful dismissal and breach of contract. He is seeking, at a minimum, 18.39% of the outstanding shares of DHI, specific performance of his contract, special damages of approximately $30,000, aggravated and punitive damages, interest and costs. On June 1, 2000, DHI filed a defense and counterclaim claiming damages and special damages for breach of fiduciary duty and breach of his employment contract. No further action has been taken with respect to these proceedings since 2000 and the Company does not consider these proceedings to be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of the Company's Shares

As of the date of this Annual Report, the Company had 74 registered shareholders. The number of registered shareholders does not include shareholders holding their shares on deposit with brokers or dealers and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

February 2022 Convertible Note Offering

On February 15, 2022 the Company completed a private placement offering (the "February 2022 Convertible Note Offering") of Original Issue Discount Senior Convertible Promissory Notes (the "February 2022 Convertible Notes") and warrants to purchase shares of the Company's common stock (the "February 2022 Warrants") with Mercer Street Global Opportunity Fund, LLC ("Mercer") pursuant to a securities purchase agreement between the Company and Mercer (the "Mercer Securities Purchase Agreement"). Under the February 2022 Convertible Note Offering, for an aggregate purchase price of $1,500,000, the Company issued to Mercer a February 2022 Convertible Note having a face value of $1,620,000, and February 2022 Warrants to purchase a total of 3,573,529 shares of the Company's common stock. At the request of the Company, the Company and Mercer may close a second tranche of February 2022 Convertible Notes having a face value of $1,080,000 and on February 2022 Warrants to purchase up to an additional 2,382,353 shares of the Company's common stock for gross proceeds of $1,000,000. Closing of the second tranche under the February 2022 Convertible Note Offering is conditional upon completion of the Evasyst Acquisition and certain other conditions precedent.

The February 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of the Company's common stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the February 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the February 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the February 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the February 2022 Convertible Notes. The February 2022 Convertible Notes contain a number of customary events of default. Additionally, the February 2022 Convertible Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the February 2022 Convertible Notes.

The February 2022 Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the February 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

In addition to the forgoing, until such time as there are no February 2022 Convertible Notes outstanding, if the Company proposes to offer and sell any securities of the Company in a subsequent financing, Mercer may elect to surrender its February 2022 Convertible Notes and February 2022 Warrants for securities of the same type offered in such subsequent financing on the same terms and conditions as that subsequent financing. Subject to certain stated exceptions, the Company is prohibited from incurring any debt, filing registration statements, entering into any variable rate transactions while the February 2022 Convertible Notes are outstanding, and until the earlier of 90 days following closing of the second tranche, or 180 days following closing of the first tranche, the Company is prohibited from issuing any shares of its common stock.

The February 2022 Convertible Notes and February 2022 Warrants may not be converted or exercised by the holder if, after give effect to such conversion or exercise, the holder would beneficially own greater than 4.99% of the Company's outstanding common stock, provided that the holder may, on not less than 61 days prior written notice to the Company, increase the limitation to 9.99% of the Company's outstanding common stock.

In connection with the Offering, the Company also entered into a registration rights agreement (the "Mercer Registration Agreement") with Mercer, pursuant to which the Company has agreed to file a registration statement (a with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon conversion of the February 2022 Convertible Notes and the February 2022 Warrants by no later than April 7, 2022, and to use commercially reasonable efforts to have such registration statement declared effective within 60 days after filing.

The February 2022 Convertible Note Offering was completed pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D of the United States Securities Act of 1933, as amended (the "Securities Act"), on the basis that Mercer is an "accredited investor" as defined in Rule 501 of Regulation D.

In connection with the February 2022 Convertible Note Offering, the Company issued 221,402 shares of the Company's common stock at a deemed cost of $0.271 per share as a brokerage fee.

March 2022 Convertible Note Offering

On March 28, 2022, the Company completed a private placement offering (the "March 2022 Convertible Note Offering") of Original Issue Discount Senior Unsecured Convertible Promissory Notes (the "March 2022 Convertible Notes") and warrants to purchase shares of the Company's common stock (the "March 2022 Warrants"). For gross proceeds of $886,000, the Company issued March 2022 Convertible Notes having an aggregate face value of $956,880 and March 2022 Warrants exercisable for a total of 2,110,765 shares of the Company's common stock.

The March 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of the Company's common stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the March 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the March 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the March 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the March 2022 Convertible Notes. The March 2022 Convertible Notes contain a number of customary events of default. The March 2022 Convertible Notes are unsecured.

The March 2022 Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the March 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

There were no most favored nation rights or registration rights granted in respect of the March 2022 Convertible Note Offering.

The March 2022 Convertible Note Offering was completed pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D and Rule 903 of the Securities Act, on the basis that each subscriber was either an "accredited investor" as defined in Rule 501 of Regulation D or was not a U.S. person as defined in Rule 902 of Regulation S.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis

The following selected financial data was derived from the Company's audited and unaudited consolidated financial statements. The information set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this registration statement. In addition, upon completion of the Evasyst Acquisition, of which there is no assurance, the Company expects to focus its resources on the development of Evasyst's video streaming business and the Company's own Gaming business. These businesses are significantly different from the domain name and web development business that the Company has historically been engaged in. As a result, historical results and capital requirements are not expected to be reflective of the Company's financial results and capital requirements moving forward.

Summary of Results

	12 months ended
	December 31, 2021	December 31, 2020	% Change
Operating expenses (income)
Impairment of computer software	$195,962	$-	n/a
Domain content and registration	3,072	3,140	-2.17%
General and administration	52,032	42,162	23.41%
Interest expense	-	204	n/a
Management fees	123,651	123,708	-0.05%
Marketing	90,195	23,376	285.84%
Professional fees	79,839	60,450	32.07%
Transfer agent and regulatory	30,201	29,229	3.33%
Travel	2,481	-	n/a
Website Development	62,302	1,506	4,036.92%
	$639,735	$283,775	125.45%

Results of Operation

Revenue

The Company recognized a gain of $913,246 from the sale of a domain name during the year ended December 31, 2021 (2020 - $117,466). The Company did not recognize recurring revenues during its 2021 or 2020 fiscal years. The Company continues to market its domain names in its portfolio and considers offers received for domain names in its portfolio. The Company believes its portfolio of domain names will continue to maintain its value over time. The Company does not anticipate earning significant advertising revenue from SPRT MTRX or Trivia Matrix in the 2022 fiscal year.

The Company has an accumulated deficit of $17,888,257 at December 31, 2021. The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $639,735 as compared to $283,775 for the year ended December 31, 2020, an increase of approximately $356,000. The change is mainly due to an increase in development costs associated with Trivia Matrix and an increase in marketing activities and impairment expense related to SPRT MTRX.

Net Loss

The Company recorded a net loss of $150,615 for the year ended December 31, 2021 and net profit of $231,999 for the year ended December 31, 2020. The majority of the difference is the result of two transactions as follows: During the year ended December 31, 2021 the Company had a net gain of $913,246 from the sale of domain names compared to a net gain of $117,466 in the year ended December 31, 2020. In 2021 the equity investment resulting from the sale of the eBalance distribution rights described below decreased in value by $346,253 compared to an increase of $47,147 in 2020. In addition, in 2020 the Company recorded a one time gain on the sale of a licence related to the eBalance distribution rights transaction of $351,134. And in 2021 the Company recorded $95,722 in stock based compensation relating to the issuance of options to management, directors and consultants.

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

Liquidity and Capital Resources

At December 31, 2021, the Company had a working capital surplus of $566,159, compared to $41,938 at December 31, 2020. The Company's only source of cashflow during the year ended December 31, 2021 was through the sale of domain names totaling $913,246. Due to the fact that the Company has incurred recurring losses and anticipates incurring further losses in the future, the Company has determined there is substantial doubt as to its ability to continue as a going concern.

In February 2022, the Company completed the February 2022 Convertible Note Offering for gross proceeds of $1,500,000, and in March 2022, the Company completed the March 2022 Convertible Note Offering for gross proceeds of $886,000. See "Recent Sales of Unregistered Securities" for additional details regarding the February 2022 Convertible Note Offering and the March 2022 Convertible Note Offering.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the fiscal years ended December 31, 2021, including:

(a)	Report of Independent Registered Accounting Firm;

(b)	Consolidated Balance Sheets as at December 31, 2021 and 2020;

(c)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;

(d)	Consolidated Statements of Stockholders' Equity;

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and

(f)	Notes to the Consolidated Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Live Current Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Live Current Media, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Going Concern

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

The Company and Cell MedX Corp. (“CMXC”) entered into a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC. The sale price included a retained royalty on future sales of the eBalance device capped at $507,000.

The Company constrained the income recognized to reduce the probability of a significant income reversal in future periods. The estimate was based on historical experience, anticipated future performance, market conditions, and management’s best estimate at the time.

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
Our audit procedures relating to the variable consideration measurement included the following:

• We obtained a confirmation from CMXC on amount of royalty payable to the Company as at December 31, 2021.

• We reviewed the latest publicly available information from CMXC on whether the license has been obtained.

• We evaluated the reasonableness of management’s estimates of future sales and evaluated the basis for expected future changes.

• We performed lookback testing on sales history of the eBalance device.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017
Vancouver, Canada
March 31, 2022

1173

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
(expressed in US dollars)
ASSETS

Current assets
Cash	$668,469	$176,511
Prepaid Expenses	12,710	-
	681,179	176,511
Non-current assets
Intangible assets	6,663	105,417
Development of Computer Software	-	128,268
Equity Investment	52,054	398,308
	$739,896	$808,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$115,020	$116,724
Other payable	-	17,849
	115,020	134,573
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of December 31, 2021 and December 31, 2020:
34,837,625 common shares	34,838	34,838
Additional paid in capital	18,478,295	18,376,735
Deficit	(17,888,257)	(17,737,642)
	624,876	673,931
	$739,896	$808,504

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in US dollars)

	For the years ended
	December 31, 2021	December 31, 2020
Operating expenses (income)

Impairment of computer software	$195,962	$-
Domain content and registratio	3,072	3,140
General and administration	52,032	42,162
Interest expense	-	204
Management fees	123,651	123,708
Marketing	90,195	23,376
Professional fees	79,839	60,450
Transfer agent and regulatory	30,201	29,229
Travel	2,481	-
Website Development	62,302	1,506
Write-off notes payable	(17,849)	-
Fair value change of equity investment	346,253	(47,174)
Gain on sale of license	-	(351,134)
Gain on sale of domain names	(913,246)	(117,466)
Stock based compensation	95,722	-
Income (Loss) from operations	(150,615)	231,999
Net income (loss) before taxes	(150,615)	231,999
Provision for taxes
Current taxes recovered	-	-

Net income (loss) for the year	$(150,615)	$231,999

Basic and diluted income (loss) per share	$0.00	$0.01

Weighted average number of basic common shares outstanding	34,837,625	34,837,625

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (expressed in US dollars)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	34,837,625	$34,838	$18,370,899	$(17,969,641)	$436,096
Net income	-	-	-	231,999	231,999
Stock based compensation	-	-	5,836	-	5,836
Balance, December 31, 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931
Net loss	-	-	-	(150,615)	(150,615)
Stock based compensation	-	-	101,560	-	101,560
Balance, December 31, 2021	34,837,625	$34,838	$18,478,295	$(17,888,257)	$624,876

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in US dollars)

	For the years ended
	December 31, 2021	December 31, 2020
Cash flows used in operating activities
Net income (loss) for the year	$(150,615)	$231,999
Prepaid expense	(12,710)
Non-cash items
Impairment of computer software	195,962
Gain on sale of domain names	(913,246)	(117,466)
Fair value change on equity investment	346,253	(47,174)
Gain on sale of licences	-	(351,134)
Accrued interest	-	204
Stock based compensation	95,722	5,836
Changes in non-cash working capital item
Accounts payable and accrued liabilities	(19,552)	25,684
Cash used in operating activities	(458,186)	(252,051)

Cash flows used in investing activities
Proceeds received for sale of domain name	1,012,000	123,980
Website development	(61,856)	(128,268)
Cash used in investing activities	950,144	(4,288)

Change in cash	491,958	(256,339)
Cash, beginning of year	176,511	432,850
Cash, end of year	$668,469	$176,511

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVE CURRENT MEDIA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

Live Current is a digital technology company involved in the entertainment industry. Currently developing the mobile apps SPRT MTRX and Trivia Matrix, which are positioned in the sports and gaming sectors.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company has an accumulated deficit of $17,888,257. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. Examples of key estimates in these financial statements include the valuation of deferred tax assets, estimated variable consideration on the sale of license, fair value of stock-based compensation and valuation of intangible assets. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are are recorded at fair value.

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

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change.  A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.  Deferred tax assets and deferred tax liabilities, along with any associated valuation allowance, are offset and shown in the consolidated financial statements as a single noncurrent amount when these items arise within the same tax jurisdiction.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable and accounts payable approximate their carrying value due to the short-term nature of those instruments.

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

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, there for requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

The Company had no Level 3 assets or liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at December 31, 2021 and 2020. Cash is measured at fair value using level 1 and marketable securities are measured at fair value using level 2.

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

On January 8, 2021, the board of directors granted 1,600,000 options to its directors and one of its contractors. These stock options vested immediately. The fair value of the options granted calculated to be $95,722. The fair values were determined using the Black-Scholes Option Pricing model with the following assumptions:

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
4. STOCK OPTIONS continued
At January 8, 2021
Expected Life of Options	2 years
Risk-Free Interest Rate	0.14%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	118.60%

As at December 31, 2021, the Company had 1,800,000 (2020 - 200,000) options outstanding and exercisable with a weighted average exercise price and weighted average life of $.10 and .92 years, respectively.

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp/ ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a Buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sale price included a retained royalty on future sales of the eBalance device capped at US$507,000 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00. As of December 31, 2021. The Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years expiring on January 31, 2023.

As of December 31, 2021, the fair value of the equity investment was calculated to be $52,054 (2020 - $398,308) based on the market price of $0.179 (2020 - $0.270) per CMXC common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:	2021	2020
Risk-free rate (%)	.39	0.13
Expected stock price volatility (%)	121.28	182.61
Expected dividend yield (%)	0.00	0.00
Expected life of options (years)	1.08	2.08

The initial recognition of the equity investment in CMXC resulted in a $351,134 gain on sale of distribution license which is equivalent to the fair value of equity investment received.  On December 31, 2020 the equity investment was revalued resulting in a cumulative gain of $398,308.  The Company constrained the gain to the fair value of the equity instruments received, as at the point of sale future royalty payments were uncertain as Cell MedX had limited sales and had not obtained Health Canada Class II Medical Device License for the eBalance® Device or the 510K certification from the Food and Drug Administration.  The company reviewed its estimates at December 31, 2021 and did not include an additional gain from the royalty.

During the year ending December 31, 2021, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.  The transaction is considered to be a related party transaction as the Company has a common director with Cell MedX and there are beneficial shareholders in common for both Companies.

6. PAYABLES

During the year the Company wrote off notes payable in the amount of $17,849 payable to two former investors.

7. INTANGIBLE ASSETS

	December 31, 2021	December 31, 2020

Domain names	$6,663	$105,417
	$6,663	$105,417

The Company's portfolio of domain names are considered by management to be indefinite life intangible assets not subject to amortization. Management performs an annual impairment assessment of its domain names; during the year ended December 31, 2021, the Company recorded an impairment charge of $Nil (2020: $Nil).

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
	December 31, 2021	December 31, 2020

Computer software development	$195,962	$128,268
Impairment	(195,962)	-
	$-	$128,268

During the year ended December 31, 2021, the Company completed its development of SPRT MTRX and ceased capitalization. The Company did not generate any revenue and the deferred costs were expensed as the Company does not anticipate generating significant revenue in 2022 from the software.

8. INCOME TAXES

The Company was subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2021	December 31, 2020

Net income (loss) for the year	$(150,615)	$231,999
Statutory rate	21%	21%
Expected income tax expense (recovery)	(32,000)	49,000
Impact of statutory tax rate on earnings of subsidiary	46,000	(2,000)
Non-taxable earnings	(109,000)	(101,000)
Change in valuation allowance	95,000	54,000
	$-	$-

The significant components of deferred income tax assets at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020

Net operating losses	$1,830,000	$1,762,000
Intangible assets	20,000	(7,000)
	1,850,000	1,755,000
Valuation allowance	(1,850,000)	(1,755,000)
	$-	$-

At December 31, 2021, the Company had approximately $351,000 of non-capital losses carry-forwards in Canada which expire in 2041 and non-capital loss carry-forwards of approximately $8,262,000 that may be carried forward indefinitely, subject to limitations. The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these consolidated financial statements due to the uncertainty regarding their ultimate realization. Tax attributes are subject to review, and potential adjustment by tax authorities.

9. SUBSEQUENT EVENTS

On January 20, 2022, the Company signed a plan of merger agreement with Evasyst Inc. of San Diego to complete an RTO with Evasyst emerging as the surviving corporation. The merger is expected to complete before April 30, 2022.

LIVE CURRENT MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

On February 15, 2022 the Company completed a private placement offering of Original Issue Discount Senior Convertible Promissory Notes and warrants to purchase shares of the Company’s common stock, pursuant to a securities purchase agreement. For the aggregate purchase price of $1,500,000, the Company issued a Convertible Note having a face value of $1,620,000, and Warrants to purchase a total of 3,573,529 shares of the Company’s common stock. The Company may close a second tranche of the Convertible Notes having a face value of $1,080,000 and Warrants to purchase up to an additional 2,382,353 shares of the Company’s common stock for gross proceeds of $1,000,000. Closing of the second tranche under the Convertible Note Offering is conditional upon completion of the Evasyst Acquisition and certain other conditions precedent.

The February 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of the Company's common stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the February 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the February 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the February 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the February 2022 Convertible Notes. The February 2022 Convertible Notes contain a number of customary events of default. Additionally, the February 2022 Convertible Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the February 2022 Convertible Notes.

The February 2022 Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the February 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

On February 18, 2022, the Company issued 221,402 shares as a brokerage fee for the $1.5M Convertible Promissory Note.

On February 18, 2022, directors and contractors that held outstanding options at December 31, 2021 exercised 500,000 of those options for proceeds of $50,000.

On March 28, 2022, the Company completed a private placement offering of Original Issue Discount Senior Unsecured Convertible Promissory Notes and warrants to purchase shares of the Company’s common stock. For gross proceeds of $886,000, the Company issued Convertible Notes having an aggregate face value of $956,880 and Warrants exercisable for a total of 2,110,765 shares of the Company’s common stock.

The March 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of the Company's common stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the March 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the March 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the March 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the March 2022 Convertible Notes. The March 2022 Convertible Notes contain a number of customary events of default. The March 2022 Convertible Notes are unsecured.

The March 2022 Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the March 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and positions of the Company's executive officers and directors as of the date hereof.

Name	Age	Positions
David M Jeffs (Appointed October 15, 2010.)	52	Director, Chief Executive Officer, President, Treasurer and Secretary
John da Costa (Appointed December 15, 2016)	57	Director
Amir Vahabzadeh (Appointed December 15, 2016)	53	Director

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

Joao (John) da Costa Mr. da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003. Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a mineral exploration company listed on the Canadian Securities Exchange, the CFO and a director of Kesselrun Resources Ltd., a mineral exploration company listed on the TSX Venture Exchange, and the COO and a director of Cell MedX Corp., a biotech company trading on the OTCQB Marketplace.

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reports electronically filed by the Reporting Persons, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2021:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Jeffs CEO, Treasurer, Secretary and Director	1	1	Nil
Amir Vahazadeh Director	5	11	Nil

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to the Company's named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during its last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David Jeffs President, CEO, Treasurer & Director	2021	$120,000	$0	$0	$59,826	$0	$0	$0	$179,826
	2020	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Notes:

(1) The Company does not have a written compensation arrangement in place with David Jeffs, however, it has agreed to compensate Mr. Jeffs at a rate of $120,000 per year, commencing in January of 2017, for his commitment as Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2021.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
David Jeffs CEO, President, Secretary, Treasurer & Director	1,000,000	0	$0.10	1/08/2021	1/08/2023

Director Compensation

The following table sets forth the compensation paid to our directors during our December 31, 2021 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2021 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Amir Vahabzadeh(1)	$0	$0	$11,965	$0	$0	$0	$11,965
John da Costa(2)	$0	$0	$11,965	$0	$0	$0	$11,965

Notes:

(1) Mr. Vahabzadeh was granted 200,000 options exercisable at a price of $0.10 per share, expiring January 8, 2023.

(2) Mr. da Costa was granted 200,000 options exercisable at a price of $0.10 per share, expiring January 8, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2022, our most recent fiscal year end.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved by Security Holders	1,800,000	$0.10	3,200,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of common shares owned beneficially as of March, 31 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of its directors, (iii) each of its named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	5,509,934 Direct	15.5%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903(3) Direct 1,124,500 Indirect(2)	28.8%
Common Shares	John da Costa, 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	200,000(4)	0.6%
	All Officers and Directors as a Group	16,244,337	44.2%
5% Shareholders
Common Shares	Amir Vahabzadeh, 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	5,509,934 Direct	15.5%
Common Shares	David Jeffs, 2615 15th Avenue West, Vancouver, BC V6K 2Z6	9,409,903 Direct 1,124,500 Indirect	28.8%
Common Shares	Susan Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	3,797,500(2) Direct	10.7%
Common Shares	Richard Jeffs, 11750 Fairtide Road, Ladysmith, BC V9G 1K5	2,560,607 Direct	7.2%

Notes:

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of its shares actually outstanding on March 31, 2022. As of March 31, 2022, there were 35,559,027 shares of common stock issued and outstanding.

(2) 1,124,500 shares are registered in the names of immediate family members sharing the same address as Mr. Jeffs.

(3) Includes options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share.

(4) Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share.

Changes in Control

On January 20, 2022, the Company entered into an Agreement and Plan of Merger agreement (the "Merger Agreement") with Evasyst Inc. ("Evasyst") and the Company's wholly owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, Evasyst Acquisition Inc. ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will merge with and into Evasyst, with Evasyst continuing as the surviving entity (the "Merger"). Upon completion of the Merger, all of the outstanding shares of Evasyst's common stock will be converted into the right to receive a total of 125,000,000 shares of the Company's common stock, and each share of Merger Sub common stock outstanding will be converted into one share of Evasyst Common Stock. The Merger is expected to complete before April 30, 2022. If this Merger completes as expected, the current shareholders of Evasyst will, as a group, own more than 50% of the outstanding common stock of the Company, resulting in a change in control of the Company.

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

Amir Vahabzadeh, a director of the Company, participated in the Company's March 2022 Convertible Note Offering. For an aggregate purchase price of $255,000, Mr. Vahabzadeh purchased March 2022 Convertible Notes having an original principal amount of $275,400 and March 2022 Warrants entitling him to purchase up to 607,500 shares of the Company's common stock. See "Recent Sales of Unregistered Securities" for additional details regarding the March 2022 Convertible Note Offering.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$17,000	$17,000
Audit-Related Fees	10,500	11,500
Tax Fees	4,000	4,000
All Other Fees	-	-
Total	$31,500	$32,500

Our board of directors annually reviews the qualifications of Dale Matheson Carr-Hilton Labonte LLP, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles - Name Change to Live Current Media, Inc. (1)
3.5	Amended and Restated Bylaws(1)
10.1	Description of Web Development Agreement Terms(1)
10.2	2018 Stock Option Plan(2)
10.3	Buyback Agreement between Live Current Media, Inc. and Cell MedX Corp. dated January 29, 2020.(3)
10.4	Agreement and Plan of Merger between Live Current Media, Inc. Evasyst Acquisition Inc. and Evasyst Inc. dated January 20, 2022.(4)
10.5	Securities Purchase Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)**
10.6	Registration Rights Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)
10.7	Security Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(1)
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Notes:
(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K. filed on December 12, 2018.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 31, 2020.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 23, 2021.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 16, 2021.
** Certain information in these exhibits has been omitted because it is both not material and is of the type of information the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Current Media, Inc.

Date:	March 31, 2022	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2022	By:	/s/ DAVID M. JEFFS
DAVID M. JEFFS
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer), and Director

Date:	March 31, 2022	By:	/s/ JOAO (John) DA COSTA
JOAO (John) DA COSTA
Director