Form 10-Q
period 2022-03-31
Live Current Media Inc.
filed 2022-05-16
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

Commission File Number  000-29929

LIVE CURRENT MEDIA INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Thornmint Road San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 16, 2022 the registrant had 160,559,027 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

As used in this Quarterly Report, the terms "we," "us," "our," "Live Current," and the "Company" mean Live Current Media Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

LIVE CURRENT MEDIA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

Current assets
Cash	$2,414,917	$668,469
Prepaid Expenses	-	12,710
Loan receivable	405,819
	2,820,736	681,179
Non-current assets
Intangible assets	6,663	6,663
Equity investments	32,113	52,054
	$2,859,512	$739,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$100,840	$115,020
Other payable	13,669	-
	114,509	115,020
Non-current liabilities
Convertible notes	1,451,152	-
	1,565,661	115,020
Stockholders' equity
Capital stock
Authorized:
500,000,000 common shares, par value $0.001 per share
Issued and outstanding as of March 31, 2022: 35,559,027 and
December 31, 2021: 34,837,625 common shares	35,559	34,838
Additional paid in capital	19,361,360	18,478,298
Deficit	(18,103,068)	(17,888,257)
	1,293,851	624,876
	$2,859,512	$739,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended

	March 31, 2022	March 31, 2021
Operating expense (income)
Domain content and registration	$3,103	$3,072
General and administrative	14,352	12,110
Interest expense	8,127	51
Management fees	32,390	32,315
Marketing	47,043	34,459
Professional fees	12,832	7,404
Transfer agent and regulatory	3,671	1,560
Web/App maintenance	30,485	958
Stock based compensation	-	95,722
Accretion	48,685	-
Fair value change of equity investments	19,942	138,226
Interest earned	(5,819)	-
Gain on domain name sale	-	(913,246)
Net income (loss) for the period	$(214,811)	$587,369

Basic gain (loss) per share	(0.01)	0.02
Basic and diluted gain (loss) per share	(0.01)	0.02

Weighted average number of basic common shares outstanding	35,121,563	34,837,625
Weighted average number of diluted common shares outstanding	35,121,563	35,632,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Total
	Number		Paid In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	34,837,625	$34,838	$18,376,735	$(17,737,642)	$673,931
Stock-based compensation	-	-	98,641	-	98,641
Net Income	-	-	-	587,369	587,369
Balance, March 31, 2021	34,837,625	$34,838	$18,475,376	$(17,150,273)	$1,359,941

Balance, December 31, 2021	34,837,625	$34,838	$18,478,295	$(17,888,257)	$624,876
Shares issued	221,402	221	59,779	-	60,000
Options exercised	500,000	500	49,500	-	50,000
Warrants issued	-	-	773,786	-	773,786
Net Loss	-	-	-	(214,811)	(214,811)
Balance, March 31, 2022	35,559,027	35,559	19,361,360	(18,103,068)	1,293,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows used in operating activities
Net income (loss) for the period	$(214,811)	$587,369
Non-cash item
Fair value change on equity investments	19,942	138,226
Interest and accretion	50,993	51
Gain on domain name sale	-	(913,246)
Stock based compensation	-	95,722
Changes in non-cash working capital items
Prepaid expense	5,210
Accounts payable and accrued liabilities	(512)	(5,131)
Cash used in operating activities	(139,178)	(97,009)

Cash flows provided by (used in) Investing activities
Loan receivable	(400,000)	-
Proceeds received for sale of domain name	-	1,012,000
Website development	-	(28,588)
Cash provided by (used in) investing activities	(400,000)	983,412

Cash flows provided by Financing activities
Convertible notes proceeds, net of costs	2,235,626	-
Options exercised	50,000	-
Cash provided by Financing activities	2,285,626	-

Change in cash	1,746,448	886,403
Cash, beginning of period	668,469	176,511
Cash, end of period	$2,414,917	$1,062,914

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On January 18, 2022, the Company incorporated a subsidiary in the state of Delaware, Evasyst Acquisition Inc. ("LIVC Sub”) for the purpose of completing a merger agreement signed on January 20, 2022 with Evasyst Inc. Evasyst Inc. operates the social, video streaming, watch party platform Kast (note 9).

Live Current is a digital technology company involved in the entertainment industry. Live Current is currently developing 2 projects, SPRT MTRX and Trivia Matrix, which are positioned in the sports and gaming sectors.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022 the Company has no continuing source of revenue and has an accumulated deficit of $18,103,068. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financing and loans from directors. There is no certainty that further funding will be available as needed. These issues raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the balance sheet; (b) the result of operations; and (c) cash flows, have been made in order to make the condensed interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report in Form 10-K, for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2022.

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

There were no sales of intangible assets during the quarter ended March 31, 2022.

4. DEVELOPMENT OF COMPUTER SOFTWARE

During the three months period ended March 31, 2022, the Company did not amortize website and app development for SPRT MRTX or Trivia Matrix.

5. EQUITY INVESTMENT AND ROYALTIES

On March 21, 2019, the Company entered an agreement with Cell MedX Corp. ("CMXC") to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 the Company and CMXC entered a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,500 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00. As at March 31, 2022, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

As of December 31, 2021 the fair value of the equity investment was calculated to be $52,054.

As of March 31, 2022, the fair value of the equity investment was calculated to be $32,113 based on the market common share using a Black Scholes Options Pricing model with the following assumptions.

Assumptions:
Risk-free rate (%)	0.09
Expected stock price volatility (%)	135.03
Expected dividend yield (%)	0
Expected life of options (years)	0.83

On March 31, 2022 the equity investment was recalculated resulting in a loss of $19,942. During the prior period ending March 31, 2021 the revaluation resulted in a loss of $138,226.

During the three months period ended March 31, 2022, no CMXC warrants were sold and no realized gain or loss from sale of equity investment was realized.

6. SHARE CAPITAL

On February 18, 2022, the Company issued 221,402 shares as a brokerage fee for the $1,620,000 Convertible Promissory Note.

On February 18, 2022, directors and contractors that held outstanding options at December 31, 2021 exercised 500,000 of those options for proceeds of $50,000.

As at March 31, 2022, the Company had 1,300,000 options outstanding with a weighted average exercise price and weighted average life of $0.10 and 0.78 years, respectively.

7. CONVERTIBLE NOTES

On February 15, 2022 (“February Notes”) and March 28, 2022 (“March Notes”), the Company issued a convertible promissory notes that bear interest of 4.0% and have a term of two years. Both notes have an initial conversion price to the Company’s common stock of $0.34 per share. The notes were issued with an original issue discount. In addition, the Company issued 221,402 shares of its common stock with a fair value of $60,000 as brokerage fee. Along with the notes, the Company also issued warrants with an exercise price to common stock of $0.60 and a term of warrants have a term of five years. The net proceeds were allocated to the convertible debt and the warrants using the relative fair value method.

Following is a summary of the allocation of proceeds:

	February 15, 2022	March 28, 2022	Total

Face value	$1,620,000	$956,880	$2,576,880
Original issue discount	(120,000)	(70,880)	(190,880)
Legal and brokerage fees	(127,500)	-	(127,500)
Cash proceeds	1,372,500	886,000	2,258,500
Noncash brokerage fee	(60,000)	-	(60,000)
Other Legal fees	(30,374)	-	(30,374)
Net Proceeds	$1,282,126	$886,000	2,168,126

Allocation to:
Convertible note	$839,671	$554,669	1,394,340
Warrants	442,455	331,331	773,786
	$1,282,126	$886,000	$2,168,126

The Company valued the warrants using the Black-Scholes valuation method. The number of warrants issued with the notes and the variables used in determining the relative fair value of the notes is a follows:

	February 15, 2022	March 28, 2022	Total

Number of warrants issued	3,573,529	2,110,765	5,684,294

Black Scholes assumptions
Risk-free rate (%)	1.94	2.54
Expected stock price volatility (%)	154.14	159.80
Expected dividend yield (%)	0.00	0.00
Expected life of options (years)	5.0	5.0

Upon issuance of the notes, the Company recognized total debt discount of $1,182,540 which will be amortized over the term of the debt using the interest method. During the three month period ended March 31, 2022, the Company recognized $8,126 in interest expense and $47,781 in financing costs associated with the amortization of the debt discount.

The Company may close a second tranche of the February Notes having a face value of $1,080,000 and warrants to purchase up to an additional 2,382,353 shares of the Company’s common stock for gross proceeds of $1,000,000. Closing of the second tranche under the Convertible Note Offering is conditional upon completion of the Evasyst Acquisition and certain other conditions precedent.

The Company may prepay the notes (i) at any time during the first 90 days following closing at the face value of the, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value, and (iii) thereafter at 120% of the face value. The February Notes contain a number of customary events of default. Additionally, the February Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company. The March Notes are unsecured.

8. EARNING PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible notes.

The outstanding securities at March 31, 2022 and 2021 that have a dilutive effect are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Basic and diluted EPS:

Stock Option	-	794,966
Warrants	-	-
Total	-	794,966

For the three months ended March 31, 2022 the effect of the Company’s outstanding stock options and warrants would be antidilutive and are excluded in the calculation of diluted EPS.

9. MERGER AGREEMENT

On January 20, 2022, the Company signed a plan of merger agreement with Evasyst, Inc. of San Diego to complete an RTO with Evasyst emerging as the surviving corporation.

10. SENIOR SECURED PORMISSORY NOTE

On February 17, 2022, further to the planned Merger Agreement, the Company agreed to lend Evasyst, Inc., $200,000. The agreement is for 6 months and bears interest at 18% per annum

On March 14, 2022, further to the planned Merger Agreement, the Company agreed to lend Evasyst, Inc., $200,000. The agreement is for 6 months and bears interest at 18% per annum.

11. SUBSEQUENT EVENTS

On April 22, 2022, the Company completed its merger agreement with Evasyst Inc. of San Diego by issuing 125,000,000 common shares for all of the outstanding shares of Evasyst.

Pursuant to the merger agreement with Evasyst, John DaCosta and Amir Vahabzadeh resigned as directors of the Company and Mark Ollila, Heidi Steiger, Leslie S. Klinger, Justin Weissberg and Annamaria Rapakko were appointed to the board of directors.

Pursuant to the merger agreement, on closing, David Jeffs resigned as CEO and CFO of the Company and Mark Ollila was appointed the new CEO and Chairman of the board of directors and Steve Smith was appointed as CFO of the Company.

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

The Company is a development stage, technology company involved in the entertainment industry. Currently enhancing two products, SPRT MTRX and Trivia Matrix, management is positioning the Company to take advantage of the exciting and rapidly growing Sports and Gaming sectors.

Evasyst, Inc.

On January 20, 2022, Live Current Media Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evasyst Inc. ("Evasyst") and the Company's wholly owned subsidiary formed for the purpose of completing the transactions set out in the Merger Agreement, Evasyst Acquisition Inc. ("LIVC Sub"). On April 22, 2022, the merger was completed. Under the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Evasyst (the "Evasyst Acquisition") by means of a reverse triangular merger, whereby LIVC Submerged with and into LIVC Sub, with LIVC Sub continuing as the surviving corporation (the "Merger"). Upon completion of the Merger all of the outstanding shares of Evasyst's common stock were converted into the right to receive a total of 125,000,000 shares of the Company's common stock and each share of LIVC Sub's common stock outstanding were converted into one share of Evasyst common stock. Upon completion of the Merger, the board of directors of the Company now consists of Mark Ollila (Chairman), David Jeffs, Justin Weissberg, Leslie S. Klinger, Annamaria Rapakko and Heidi Steiger. Mr. Ollila was appointed the Chief Executive Officer of the Company, with Mr. Jeffs maintaining his previous roles as the President and Secretary of the Company and Steve Smith has been appointed as CFO of the Company.

Evasyst is a digital technology company operating the social video streaming application "Kast".  Users of Kast can host public or private watch parties with friends on their PC, Mac, web or mobile device.  Kast's technology allows for the creation of intimate private watch parties that scales with millions of users.

The Company will continue to enhance its SPRT MTRX and Trivia Matrix gaming apps as they integrate with Kast, but expects to devote a majority of its resources to the development and commercialization of Kast.

PLAN OF OPERATIONS

Kast

Kast is a video streaming, social media platform referred to as a watch party platform.  Members are part of a community that share video content, play games, collaborate remotely and simply hang out together.  The platform currently has more than 4 million registered users with tens of thousands or users actively using the site monthly.

Revenue Model.  Kast generates revenue in the form of subscription payments.  The platform offers monthly and yearly subscriptions and subscriptions with varying levels of enhanced benefits including higher bandwidth and sharing of content.

Although the platform is completely functional and hosts thousands of paying subscribers, development continues with the planned implementation of new video streaming content, new gaming content including SPRT MTRX and Trivia Matrix, live video shopping channels and collaborative tools such as photo editing.

Kast is available online at www.kast.gg, on the Apple App Store and on the Google Play Store.

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

Enhancements.  The Company will continue to enhance the SPRT MTRX through 2022 by adding additional functionality and more sports such as MLB and EPL but does not anticipate generating any significant revenue from SPRT MTRX in fiscal 2022.

SPRT MTRX is available online at www.sprtmtrx.com, on the Apple App Store and on the Google Play Store.

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

Trivia Matrix is available online at www.triviamatrixapp.com , on the Apple App Store and Google Play Store.

RESULTS OF OPERATIONS

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements for the periods ended March 31, 2022 and March 31, 2021.  The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

	Three months ending
Operating expense (income)	March 31, 2022	March 31, 2021	% Change
Domain content and registration	$3,103	$3,072	1.01%
General and administrative	14,352	12,110	18.51%
Interest expense	8,127	51	15833.33%
Management fees	32,390	32,315	0.23%
Marketing	47,043	34,459	36.52%
Professional fees	12,832	7,404	73.31%
Transfer agent and regulatory	3,671	1,560	135.32%
Website/App maintenance	30,485	958	3082.15%
Stock based compensation	-	95,722	n/a
	152,003	187,651	-19.00%

Results of Operation

Revenue

The Company did not recognize recurring revenues during the three-month period ended March 31, 2022 or the three-month period ended March 31, 2021.  With the merger of Kast having completed on April 22, 2022, the Company expects to start generating subscription revenue on the Kast watch party platform immediately and throughout the remainder of 2022 but does not expect revenue to meet the financial needs of the company in the coming 12 months.

At March 31, 2022 the Company had an accumulated deficit of $18,103,068.  The Company is presently in the development stage of its business and cannot provide any assurances that it will be able to generate significant regular or recurring revenues in the near future.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2022 and the three-month period ended March 31, 2021 were $152,003 and $187,651 respectively. The majority of the difference is attributable to the Company's decision to cease the capitalization of development costs related to SPRT MTRX and Trivia Matrix which has resulted in a Website/App maintenance expense increase of nearly $30,000 in the three-month period ended March 31, 2022 versus the three-month period ended March 31, 2021 and a one-time stock based compensation charge in the quarter ended March 31, 2021 of $95,722. Accrued interest in the amount of $8,127 was made for the Convertible Notes negotiated in the quarter ended March 31, 2022.

Net Loss

The Company recorded a net loss $214,811 for the three-month period ended March 31, 2022 compared to a net gain of $587,369 for the three-month period ended March 31, 2021. The difference in the three month period ended March 31, 2022, was attributable to a decrease in the fair value loss of an equity investment of $19,942, nil of domain sales in the three-month period ended March 31, 2022 compared to $913,240 of domain sales in the three-month period ended March 31, 2021, costs in the three-month period ended March 31, 2022 related to securing financing of $48,685 and website/app maintenance costs increase of $29,527 in the three-month period ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2022 the Company had working capital of $2,706,227, an increase from the Company's working capital of $566,159 at December 31, 2021.  During the three months ended March 31, 2022 the Company had negative operating cash flow.  Due to the fact that the Company has incurred recurring operating losses and anticipates incurring further operating losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

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

During the fiscal quarter ended March 31, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended March 31, 2022.

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

Exercise of Options

On February 18, 2022, directors and contractors exercised 500,000 options for proceeds of $50,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan(2)
10.2	Buyback Agreement between Live Current Media Inc, and Cell MedX Corp. dated January 29, 2020(3)
21.1	List of Subsidiaries(1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 under Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 under Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

LIVE CURRENT MEDIA INC.

Date:	May 16, 2022	By:	/s/ Mark Ollila
MARK OLLILA
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Steve Smith
STEVE SMITH
Chief Financial Officer
(Principal Accounting Officer)s