Form 10-Q
period 2022-06-30
Live Current Media Inc.
filed 2022-08-16
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

Commission File Number 000-29929

LIVE CURRENT MEDIA INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 - 10801 Thornmint Road, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

(604) 648-0500

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of Common Stock, $0.001 par value per share, on August 12, 2022 was 160,559,027.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements of Live Current Media Inc. as at June 30, 2022, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

LIVE CURRENT MEDIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2022 and December 31, 2021 - unaudited

	June 30,	December 31,
	2022	2021
ASSETS

Current Assets
Cash	$1,118,207	$9,773
Prepaid expenses and other current assets	109,228	9,538
Total Current Assets	1,227,435	19,311

Fixed assets, net	40,770	12,749
Intangible assets, net	8,420,322	-
Other assets	23,354	14,728
Total Assets	$9,711,881	$46,788

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable	$266,160	$397,187
Accrued expenses	29,801	91,565
Accrued rent payable	140,000	256,519
Accrued interest payable	33,824	11,992
Deferred subscription revenue	47,999	34,202
Convertible notes	1,628,276	-
Secured promissory note	-	38,000
Right to use lease liability	-	133,525
Total Current Liabilities	2,146,060	962,990

Convertible notes	-	2,715,343
Interest payable	-	210,013
Right to use lease liability	-	171,763
Total Liabilities	2,146,060	4,060,109

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit:
Preferred stock No par value; 1,189,664 shares authorized; nil and 907,232 issued and outstanding, respectively	-	4,121,206
Common stock $0.001 par value; 500,000,000 shares authorized; 160,559,027 and 951,488 shares issued and outstanding, respectively	160,559	951
Stock subscription receivable	-	(87,190)
Additional paid in capital	18,475,971	243,725
Accumulated deficit	(11,070,709)	(8,292,013)

Total Stockholders' Deficit	7,565,821	(4,013,321)

Total Liabilities and Stockholders' Deficit	$9,711,881	$46,788

The accompanying notes are an integral part of these financial statements.

LIVE CURRENT MEDIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six month periods ended June 30, 2022 and 2021 - unaudited

	Three month period ended June 30,		Six month period ended June 30,
	2022	2021	2022	2021

Revenues	$67,428	109,190	154,970	$233,997

Operating Expenses
Software and platform development costs	43,948	80,246	144,281	173,910
Professional fees	358,001	9,267	1,206,420	36,693
Depreciation and amortization	6,431	4,876	11,468	9,698
Wages and salaries	328,100	6,803	1,328,914	28,011
Advertising	92,416	1,285	93,827	3,595
General and administrative	188,085	36,170	245,134	95,834

Total Operating Expenses	1,016,981	138,647	3,030,044	347,741

Loss from Operations	(949,553)	(29,457)	(2,875,074)	(113,744)

Other income (expense)
Interest expense	(187,495)	(29,377)	(223,180)	(64,618)
Forgiveness of subscription and interest receivable	-	-	(96,432)	-
Gain on forgiveness of CARES Act loan	-	-	-	265,952
Impairment of right to use lease asset	-	(354,895)	-	(354,895)
Change in fair value of warrants	(28,165)	-	(28,165)	-
Gain on settlement of lease liability	439,230	-	439,230	-
Other miscellaneous income (expense), net	3,926	(62)	4,925	(1,898)

Total other income (expense)	227,496	(384,334)	96,378	(155,459)

Income (Loss) Before Income Taxes	(722,057)	(413,791)	(2,778,696)	(269,203)

Income Taxes	-	-	-	-

Net Income (Loss)	$(722,057)	(413,791)	(2,778,696)	$(269,203)

Net Loss per Common Share:
Basic & Diluted	$(0.01)	(0.43)	(0.04)	$(0.28)

Weighted Average Common Shares Outstanding:
Basic & Diluted	122,587,794	951,488	62,134,378	951,488

The accompanying notes are an integral part of these financial statements.

LIVE CURRENT MEDIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the three and six month periods ended June 30, 2022 and 2021 - unaudited
					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at January 1, 2021	907,232	$4,121,206	951,488	$951	$216,516	$(87,190)	$(7,899,684)	$(3,648,201)
Net income	-	-	-	-	-	-	144,588	144,588
Stock based compensation	-	-	-	-	6,802	-	-	6,802
Balance at March 31, 2021	907,232	4,121,206	951,488	951	223,318	(87,190)	(7,755,096)	(3,496,811)
Net loss	-	-	-	-	-	-	(413,791)	(413,791)
Stock based compensation	-	-	-	-	6,803	-	-	6,803
Balance at June 30, 2021	907,232	$4,121,206	951,488	$951	$230,121	$(87,190)	$(8,168,887)	$(3,903,799)

Balance at January 1, 2022	907,232	$4,121,206	951,488	$951	$243,725	$(87,190)	$(8,292,013)	$(4,013,321)
Net loss	-	-	-	-	-	-	(2,056,639)	(2,056,639)
Stock based compensation	-	-	-	-	324	-	-	324
Forgiveness of subscription receivable	-	-	-	-	-	87,190	-	87,190
Balance at March 31, 2022	907,232	4,121,206	951,488	951	244,049	-	(10,348,652)	(5,982,446)
Conversion to shares of common stock:
Preferred shares (Note 5)	(907,232)	(4,121,206)	907,232	907	4,120,299			-
Convertible debt and accrued interest to shares of common stock (Note 4)			584,984	585	3,582,485			3,583,070
Common stock payable (Note 5)			220,440	220	1,019,782			1,020,002
Options exercised on a cashless basis (Note 5)			125,459	126	(126)			-
Recapitalization (Note 1)			157,769,424	157,770	9,508,482			9,666,252
Net loss	-	-	-	-	-	-	(722,057)	(722,057)
Issuance of warrants					1,000			1,000

Balance at June 30, 2022	-	$-	160,559,027	$160,559	$18,475,971	$-	$(11,070,709)	$7,565,821

The accompanying notes are an integral part of these financial statements.

LIVE CURRENT MEDIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six month periods ended June 30, 2022 and 2021 - unaudited

	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(2,778,696)	$(269,203)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	11,468	9,698
Amortization of debt discount	186,685	-
Stock based compensation	326	13,605
Professional fees paid with convertible debt	613,250	-
Wages and salaries paid with stock payable	964,000	-
Stock subscription and interest receivables forgiven	96,432	-
Impairment of lease asset	-	354,895
Change in fair value of warrants	28,165	-
Gain on settlement of lease liability	(439,230)	-
Gain on forgiveness of CARES Act note	-	(265,952)
Change in:
Prepaid expenses	(93,871)	(1,708)
Other assets	(4,678)	-
Accounts payable	(212,821)	94,177
Accrued expenses	(39,482)	(43,709)
Accrued rent payable	17,422	59,879
Deferred subscription revenue	13,797	4,699
Accrued interest payable	32,462	59,998
Net cash provided (used) by operating activities	(1,604,771)	16,379

Cash Flows From Investing Activities:
Additions to fixed assets	(39,489)	-
Cash acquired upon acquisition	2,355,065
Acquisition of intangible	(14,123)
Net cash used by investing activities	2,301,453	-

Cash Flows From Financing Activities:
Issuance of senior secured promissory notes	400,000	-
Borrowings under vendor financing	43,000	-
Payments on promissory note	(30,000)	(18,000)
Payments on vendor financing	(15,032)	-
Proceeds from issuance of warrant	1,000
Proceeds from exercise of stock options	12,784	-
Net cash provided by financing activities	411,752	(18,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,108,434	(1,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,773	10,226
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,118,207	$8,605

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for accrued expenses	$17,917	$-
Convertible note issued for accounts payable	-	11,095
Stock payable issued for accrued liabilities	33,768	-
Stock payable issued for interest payable	1,450	-
Stock payable issued for promissory note	8,000	-

The accompanying notes are an integral part of these financial statements.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited
1. Organization and Basis of Presentation

Nature of Business:

Live Current Media, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 1995.

On April 22, 2022, the Company completed a reverse triangular merger (the "Merger") with Evasyst, Inc. ("KAST") and the Company's wholly owned subsidiary formed for the purpose of completing the Merger, Evasyst Acquisition Inc. ("LIVC Sub"). As part of the Merger, LIVC Sub merged with and into KAST, with KAST continuing as the surviving corporation. Upon completion of the Merger, all of the previously outstanding shares of KAST common stock were automatically converted into the right to receive 125,000,000 shares of the Company's common stock, and each share of LIVC Sub common stock was converted into one share of KAST common stock. As a result of the Merger, the former stockholders of KAST owned approximately 77% the Company's common stock.

Pursuant to the Agreement and Plan of Merger dated January 20, 2022 among the Company, KAST and LIVC Sub (the "Merger Agreement"), John da Costa and Amir Vahabzadeh resigned as directors of the Company and Mark Ollila, Heidi Steiger, Leslie S. Klinger, Justin Weissberg and Annamaria Rapakko were appointed to the board of directors. Pursuant to the Merger Agreement, on completion of the Merger, David Jeffs resigned as CEO and CFO of the Company and Mark Ollila was appointed as new CEO and Chairman of the board of directors and Steve Smith was appointed as CFO of the Company. Mr. Jeffs continues to act as President and as a director of the Company. Heidi Steiger was subsequently appointed Chair uananimously on June 21, 2022.

Although the Company was the legal acquirer of KAST, under generally accepted accounting principles, the Merger was accounted for as a reverse acquisition, with KAST being treated as the acquiring entity for accounting and financial reporting purposes. As used herein, "Live Current" refers to the Company as it existed prior to the completion of the Merger. The purchase price consideration and provisional allocation to net assets acquired is presented below.

Fair value of consideration transferred	$9,666,250

Recognized amounts of identifiable assets acquired:
Cash and cash equivalents	$2,355,065
Prepaid expenses and other assets	405,819
Warrant	32,113
Intangible assets and goodwill	8,406,199
11,199,196
Liabilities assumed:
Accounts payable	(81,794)
Accrued interest payable	(8,127)
Convertible notes	(1,443,025)
(1,532,946)

Net identifiable assets	$9,666,250

Consideration transferred is comprised 35,559,027 shares of common stock with a fair value of $9,423,142 held by Live Current’s shareholders on the date of the merger plus the fair value of 1,300,000 outstanding Live Current stock options.  The fair value of the stock options calculated using the Black Scholes option model with the following variables:  exercise price $0.10, stock price - $0.265, weighted average volatility – 148.28%, discount rate – 0.43%, and weighted average term of 0.67 years.

The Company is in the process of finalizing the allocation of the consideration to individual net assets acquired. The Company is currently determining the fair value of domain names, and licensing agreements that were acquired. Excess consideration received over the fair value of net assets acquired will be assigned to goodwill.

From acquisition date through June 30, 2022, Live Current had no earnings and incurred a net loss of $291,797.

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021 as if the acquisition had occurred as of January 1, 2021. Based on preliminary assessment of net assets acquired, no intangible assets with definite lives have been identified thus no amortization of such intangibles is reflected in the pro forma information. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited
	For the three month period		For the six month period
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$67,428	$109,190	$154,970	$233,997
Earnings	$(767,545)	$(546,477)	$(3,038,995)	$(723,884)

Basis of Presentation:

The condensed consolidated financial statements, including notes, of the Company are representations of the Company's management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The balance sheet at December 31, 2021 was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual consolidated financial statements. All amounts presented are in U.S. dollars.

The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2022 the anticipated effective annual federal income tax rate will be 0%.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company has not achieved profitable operations, has incurred recurring operating losses and further losses are possible. The Company has an accumulated deficit of approximately $11.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The consolidated financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Net Loss per Share:

The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the six month periods ended June 30, 2022 and 2021, the Company had the following securities are excluded from the calculation of diluted income per share as their effect would have been anti-dilutive to the net loss for the periods.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited

	June 30, 2022	June 30, 2021
Stock options	1,300,000	181,503
Restricted stock units	-	398,897
Warrants	5,684,292	-
Convertible notes	7,579,059	Nil
Preferred stock	-	907,232
	14,563,351	1,487,632

Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries Live Current Media Inc. and Domain Holdings Inc.  The Company has three wholly owned subsidiaries Perfume.com Inc. and Rabbit Asset Purchase Corp and Neverthink Asset Purchase Corp. All intercompany balances and transactions are eliminated in consolidation.

New Accounting Pronouncements:

Accounting standards that have been issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Convertible Notes

Upon completion of the Merger on April 22, 2022, the Company assumed the accounting acquiree, Live Current's, convertible debt obligations. The debt was incurred by Live Current during the three month period ended March 31, 2022 and is described below.

On February 15, 2022 ("February Notes") and March 28, 2022 ("March Notes" and, together with the February Notes, the "Notes"), the Live Current issued convertible promissory notes that bear interest of 4.0% and have a term of two years. Both the February Notes and the March Notes have an initial conversion price to the Company's common stock of $0.34 per share. The Notes were issued with an original issue discount. In addition, in connection with the issuance of the February Notes, the Company paid a cash fee of $120,000 and issued 221,402 shares of its common stock with a fair value of $62,213,.96 to registered broker dealers. Along with the Notes, the Company also issued warrants to purchase up to 5,684,292 shares of common stock at an exercise price of $0.60 per share for a term of five years from the date of issuance.

Upon issuance of the Notes, the Company recognized total debt discount of $1,182,540 which will be amortized over the term of the debt using the interest method. During the three month period ended June 30, 2022, the Company recognized $25,708 in interest expense and $185,250 in financing costs associated with the amortization of the debt discount.

The Company may close a second tranche of the February Notes having a face value of $1,080,000 and warrants to purchase up to an additional 2,382,353 shares of the Company's common stock for gross proceeds of $1,000,000. Closing of the second tranche of the February Notes is conditional upon certain conditions precedent. There is no assurance that second tranche of February Notes will be completed or sold.

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

3. Secured Promissory Notes

During 2020, the Company entered into secured promissory notes with Shanon Prum and Mark Ollila, president of the Company, for $50,000 and $10,000, respectively. Interest on the notes is 18% and the notes were due in October 2021. The notes are collateralized by all of the Company's cash, accounts receivable, contracts, inventory and other property. Mr. Ollila was a guarantor of Mr. Prum's note.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited
During the six month period ended June 30, 2022, Mr. Prum's note was paid in full along with accrued interest for a total payment of $41,124. On March 29, 2022, the Company authorized the exchange of Mr. Ollila's note and accrued interest of $8,000 and $1,450, respectively, into shares of the Company's common stock for a total of $9,450.

The balances of the promissory notes at June 30, 2022 and December 31, 2021 are nil and $38,000, respectively. Interest expense on the notes to Mr. Prum and Mr. Ollila during the three and six month periods ended June 30, 2022 and 2021 was $582 and $2,024 respectively.

4. Evasyst Convertible Notes

In 2022, prior to the completion of the Merger on April 22, 2022, the Company issued additional convertible notes with the same terms as existing convertible notes as follows:

Consulting expense	$613,250
Accrued wages	17,917
$631,167

The convertible notes issued for consulting were to satisfy payables due for expenses incurred by Leawood VC Fund LP and Fairmont Capital, Inc., entities associated with major shareholders of the Company. The related consulting services were associated with the Merger on April 22, 2022. The fair value of the consulting expenses was based upon the number of Company shares the debtholder ultimately received upon conversion of the notes multiplied by the trading price of the shares on the date of the note.

At merger date, April 22, 2022 and December 31, 2021, the balance of convertible debt was $3,346,510 and $2,715,343, respectively. Related accrued interest was nil and $210,013, respectively.

During the three months ended June 30, 2022, all convertible notes and accrued interest were converted into 584,984 shares of common stock in connection with the completion of the Merger.

At the Merger date, April 22, 2022 and December 31, 2021, convertible notes and accrued interest payable were due to the following related parties as follows:

		Convertible Debt		Accrued Interest Payable
		April 22, 2022	December 31, 2022	April 22, 2022	December 31, 2022
Mark Ollila	CEO, Director	$11,905	$11,905	$833	$596
Company associated with Michael Gibbons	Director	550,000	550,000	55,681	44,756
Leawood VC Fund 1 LP	> 5% shareholder	250,000	250,000	26,911	21,945
Trust associated with Stephen Petilli	Director	100,000	100,000	9,619	7,633
		$911,905	$911,905	$93,044	$74,930

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited

5. Equity

The Company issued no shares in 2022 of its preferred or common stock during through the merger date.  Nor were any shares issued during three month periods ended March 31, 2021.  At merger date, the Company has the following stock payable amounts that represent shares of common stock to be issued:

Authorized by board during March 29, 2022 meeting:

Compensation to Mr. Ollila	$750,000
Compensation to Justin Weissberg, Chairman of the Company	214,000
964,000
In exchange for:
Promissory note due to Mr. Ollila	8,000
Accrued interest due to Mr. Ollila	1,450
Accrued wages due to Mr. Ollila	24,768
Accrued wages due to Mr. Weissberg	9,000
1,007,218
Stock options exercised during the three month period ended March 31, 2022	12,784
Stock payable at March 31, 2022	$1,020,002

The shares authorized to be issued to Mr. Ollila and Mr. Weissberg for compensation on March 29, 2022 were subsequently modified on April 20, 2022 to include vesting terms over a period of eight years. Upon completion of the Merger, all vesting of Evasyst shares were accelerated as consistent with the Company’s Stock Plan.

For the three month period ended March 31, 2022, Mr. Ollila and Mr. Weissberg's compensation was calculated based upon the number of Live Current shares that each individual received upon the merger multiplied by the trading price of Live Current shares on the date of the board authorized the compensation.

During the three months ended June 30, 2022, the Company issued 220,440 shares of common stock to settle the stock payable prior to its merger with Live Current.

Stock options

During the six month periods ended June 30, 2022 and 2021, no options were granted, expired or forfeited. During the six month period ended June 30, 2022, 56,044 options were exercised for total proceeds of $12,784. In early April 2022, the remaining 125,459 outstanding options were exercised on a cashless basis.

Preferred stock

During the three month period ended June 30, 2022, all of the Company's outstanding preferred stock was converted into 907,232 shares of the Company's common stock in connection with the Company's merger with Live Current.

6. Leases

The Company leases its office in San Diego. The lease, as amended in 2019 and 2020, is for a term of four years and expires in January 2024. The initial ROU asset and liability recorded in 2019 relating to this lease were calculated based on the future lease payments due under the lease discounted using an estimated incremental borrowing rate of 12.0%. In February 2021, the Company vacated the premises and pursuant to the terms of the lease agreement, was considered in default. As a result, the remaining balances of the ROU asset and of $354,895 was recognized as an impairment expense during the six months ended June 30, 2021. Under the lease agreement, the Company was still obligated to pay the required lease payments. At December 31, 2021, the balance due under the agreement was $256,519.

The Company is in discussions with the lessor to settle the amount due. As of June 30, 2022, based on discussions, management estimates that the Company will pay $140,000 to settle the liability with the lessor. The Company recognized a gain on settlement of lease of $439,230 during the three month period ended June 30, 2022 to reduce total outstanding liabilities associated with the lease of $579,230 ($305,669 in accrued rent payable and $273,561 in right to use lease liability) to $140,000.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and six month periods ended June 30, 2022 and 2021 - unaudited

For the six month periods ended June 30, 2022 and 2021, rent expense of $17,422 and $59,878, respectively, on this lease was recognized.

In February 2022, the Company entered into a short term lease for an office space with payments due of $5,039 per month. Rent expense of $30,234 was recognized during the six month period ended June 30, 2022.

7. CARES Act Loan

On May 1, 2020, the Company received a loan of $265,952 pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a note dated May 1, 2020 had an original maturity date on April 30, 2022 and an interest rate of 1% per annum. It is anticipated that the loan will be forgiven under the provisions of the CARES Act because the Company used the funds for qualifying expenses. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan was recognized as gain on forgiveness of the CARES Act loan during the three month period ended March 31, 2021 when the Company receives formal notification of forgiveness.

8. Equity Investment and Royalties

Upon the completion of the Merger on April 22, 2022, the Company acquired Live Current's investment in warrants of Cell MedX Corp ("CMXC"). On March 21, 2019, Live Current entered an agreement with CMXC to purchase the direct rights to distribute the eBalance device from CMXC. On January 29, 2020 Live Current and CMXC entered a buyback agreement to sell the exclusive distribution rights to the eBalance microcurrent device back to CMXC.

On June 30, 2022, the fair value of the warrants was $3,948. The Company recognized a change in the fair value of the warrant of a loss of $28,165 during the three and six month period ended June 30, 2022. The fair value of the warrants at June 30, 2022 was calculated based on the following assumptions.

Assumptions:
Risk-free rate (%)	0.09
Expected stock price volatility (%)	161.30
Expected dividend yield (%)	0
Expected life of options (years)	0.58

The sales price included a retained royalty on future sales of the eBalance device capped at US$507,500 and share purchase warrants for 2,000,000 shares of CMXC of which 1,000,000 are exercisable at $0.50 and 1,000,000 exercisable at $1.00. As at June 30, 2022, the Company's equity investment consists of 2,000,000 share purchase warrants. Each CMXC share purchase warrant is exercisable for a period of three years, expiring on January 31, 2023. CMXC has the right to accelerate the expiry date of the warrants based on the trading price of CMXC's shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this report.

Live Current Media Inc. (the "Company", "we", "us" or "our"") was incorporated under the laws of the State of Nevada on October 10, 1995.

On January 20, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evasyst Inc. ("Evasyst") and the Company's wholly owned subsidiary formed for the purpose of completing the transactions set out in the Merger Agreement, Evasyst Acquisition Inc. ("LIVC Sub"). On April 22, 2022, the merger was completed. Under the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Evasyst (the "Evasyst Acquisition") by means of a reverse triangular merger, whereby LIVC Submerged with and into LIVC Sub, with LIVC Sub continuing as the surviving corporation (the "Merger"). Upon completion of the Merger all of the outstanding shares of Evasyst's common stock were converted into the right to receive a total of 125,000,000 shares of the Company's common stock and each share of LIVC Sub's common stock outstanding were converted into one share of Evasyst common stock. Upon completion of the Merger, the board of directors of the Company now consists of Mark Ollila (Chairman), David Jeffs, Justin Weissberg, Leslie S. Klinger, Annamaria Rapakko and Heidi Steiger. Mr. Ollila was appointed the Chief Executive Officer of the Company, with Mr. Jeffs maintaining his previous roles as the President and Secretary of the Company and Steve Smith has been appointed as CFO of the Company.

Evasyst is a digital technology company operating the social video streaming application "Kast". Users of Kast can host public or private watch parties with friends on their PC, Mac, web or mobile device. Kast's technology allows for the creation of intimate private watch parties that scales with millions of users.

Prior to the Merger, the Company was a digital technology company primarily involved in the development of two game apps, SPRT MTRX and Trivia Matrix. Subsequent to the Merger, the Company intends to focus its business resources primarily on the development of its Kast business and also expects to continue the development of SPRT MTRX and Trivia Matrix.

During fiscal 2022, the Company intends to focus on increasing its consumer revenue streams through marketing designed to attract new users as well as negotiating content licensing arrangements to add value to the Kast video streaming service and encourage more subscribed users. There is no assurance that the Company will be able to achieve its revenue goals or to otherwise increase revenues during the next 12 months, if ever. As the Company's business is still developing, and it is still in the process of establishing itself in the social media and gaming app marketplaces, any revenues that the Company generates are likely to be subject to significant fluctuations and may be difficult to reliably predict.

RESULTS OF OPERATIONS

The Merger was accounted for as a reverse acquisition, with Evasyst being treated as the acquiring entity for accounting and financial reporting purposes. As such, the Company's financial statements will be presented as a continuation of the operations of Evasyst and not Live Current Media Inc. The operations of Live Current Media Inc. will be included in the consolidated financial statements for the Company from the effective date of the Merger, April 22, 2022.

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three month period ended June 30,
	2022	2021	Change

Revenues	$67,428	$109,190	$(41,762)
Operating Expenses
Software and platform development costs	43,948	80,246	(36,298)
Professional fees	358,001	9,267	348,734
Depreciation and amortization	6,431	4,876	1,555
Wages and salaries	328,100	6,803	321,297
Advertising	92,416	1,285	91,131
General and administrative	188,085	36,170	151,915
Total Operating Expenses	1,016,981	138,647	878,334

Loss from Operations	(949,553)	(29,457)	(920,096)

Total other income (expense)	227,496	(384,334)	611,830

Net Income (Loss)	$(722,057)	$(413,791)	$(308,266)

Revenue

The Company earns revenues from subscription-based services from its users. Subscription services revenue is comprised of cloud-based subscription fees that provide the paying user the right to access the platform's preferred features as a "Premium User" for a period of time. The subscription contracts may be made on a monthly or annual option, beginning on the date that access is made available to the customer. Monthly subscription contracts are billed monthly, and annual subscription contracts are billed annually, all in advance. The contracts do not have a significant financing component and customer invoices are paid upfront.

The Company earned revenues of $67,428 during the three months ending June 30, 2022 as compared to revenue of $109,190 for the three months ending June 30, 2021, a decrease of $41,762. Revenue decreased during the three months ended June 30, 2022 as compared to the same period ended 2021 as a result of decreased spend on development and reduced content on the platform.

Operating Expenses

Operating Expenses for the second quarter were $1,016,981 compared with $138,647 prior period. The increase is due to Professional Services and Wages and Salaries increases as most of the Company's current employees and professional consultants began April 1, 2022, resulting in approximately $686,000 in expenses for the period. General and Administrative costs increased for the period with insurance and other operating expenses.

Other Income (Expense)

Other income (expense) for the three month period ended June 30, 2022 includes a gain on settlement of the Company's office lease of $439,230 which is a result of settling with the lessor of its former office space. The estimated settlement of $140,000 was less than the amount the Company had accrued as rent expense and as the related right of use lease liability. During the three month period ended June 30, 2021, the Company recorded an impairment of right to use lease asset of $354,895 as a result of the Company vacating its office space. Interest expense for the six month period ended June 30, 2022 was $187,495 compared to $29,377 in the six month period ended June 30, 2021 due to the new convertible notes entered into in February and March 2022.

Net Loss

The Company recorded a net loss of $722,057 for the period compared with $413,791 in the prior comparable period. The net loss for the three month period was offset by the $227,496 in Other Income, net as detailed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six month period ended June 30,
	2022	2021	Change
Revenues	$154,970	$233,997	$(79,027)
Operating Expenses
Software and platform development costs	144,281	173,910	(29,629)
Professional fees	1,206,420	36,693	1,169,727
Depreciation and amortization	11,468	9,698	1,770
Wages and salaries	1,328,914	28,011	1,300,903
Advertising	93,827	3,595	90,232
General and administrative	245,134	95,834	149,300
Total Operating Expenses	3,030,044	347,741	2,682,303

Loss from Operations	(2,875,074)	(113,744)	(2,761,330)

Total other income (expense)	96,378	(155,459)	251,837

Net Income (Loss)	$(2,778,696)	$(269,203)	$(2,509,493)

Revenue

The Company earned revenues of $154,970 during the six months ended June 30, 2022 as compared to revenue of $233,997 for the six months ended June 30, 2021, a decrease of $79,027. Revenue decreased during the six months ended June 30, 2022 as compared to the same period ended 2021 as a result of decreased spend on development and reduced content on the platform.

Operating Expenses

Operating Expenses for the six months ended June 30, 2022 of $3,030,044 are abnormally high for the Company ($347,741 prior period). The sharp increase in operating expenses is related to the merger transaction with Live Current Media and some related consulting and officer compensations, and reigniting operations on April 1, 2022 with new team members and software engineers

  $613,250 in one-time consulting expenses Q1 2022.
  $964,000 in one-time officer compensations Q1 2022.
  $686,000 in personnel related expenses Q2 2022

Other Income (Expense)

Other income (expense) for the six month period ended June 30, 2022 includes a gain on settlement of the Company's office lease of $439,230 which is a result of settling with the lessor of its former office space. The estimated settlement of $140,000 was less than the amount the Company had accrued as rent expense and as the related right of use lease liability. During the six month period ended June 30, 2021, the Company recorded an impairment of right to use lease asset of $354,895 as a result of the Company vacating its office space. Also during the six month period ended June 30, 2021, the Company recognized a gain on forgiveness of CARES Act loan of $265,952. Interest expense for the six month period ended June 30, 2022 was $223,180 compared to $64,618 in the six month period ended June 30, 2021 due to the new convertible notes entered into in February and March 2022.

Net Loss

The Company reported a net loss of $2,778,696 compared with $269,203 in the comparable prior period. The net loss is largely attributed to the one-time expenses listed above, as well as the rehiring of employees and software engineers during the second quarter of 2022.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $1,118,207 and negative working capital of $918,627, a decrease from the Company's negative working capital of $943,679 at December 31, 2021. During the six months ended June 30, 2022 the Company had negative operating cash flow of $1,604,771. Due to the fact that the Company has incurred recurring operating losses and anticipates incurring further operating losses in the future, there is substantial doubt as to the Company's ability to continue as a going concern.

Secured Note Transaction

On February 15, 2022, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Mercer Street Global Opportunity Fund LLC ("Mercer") pursuant to which the Company agreed to sell to Mercer, for gross proceeds of up to $2,500,000, Original Issue Discount Senior Convertible Promissory Notes (the "Secured Notes") having an aggregate principal amount of up to $2,700,000 and warrants (the "Secured Note Warrants") to purchase up to 5,955,882 shares of the Company's common stock in two tranches (the "Secured Note Transaction").

Under the first tranche under the Purchase Agreement, which closed upon signing of the Purchase Agreement, for gross proceeds of $1,500,000, the Company issued Secured Notes (the "First Secured Notes") in the aggregate principal amount of $1,620,000 and the Secured Note Warrants (the "First Secured Note Warrants") to purchase up to 3,573,529 shares of the Company's common stock (the "Common Stock"). The Secured Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of Common Stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

The Company may prepay the Secured Notes (i) at any time during the first 90 days following closing at the face value of the Secured Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the Secured Notes, and (iii) thereafter at 120% of the face value of the Secured Notes. The Secured Notes contain a number of customary events of default. Additionally, the Secured Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the Secured Notes (the "Security Agreement").

The Secured Note Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the Secured Note Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

Subject to the terms and conditions set forth in the Purchase Agreement, for gross proceeds of $1,000,000 the Company and Mercer may close a second tranche for an additional Secured Note having an aggregate principal amount of $1,080,000 (the "Second Secured Note") and additional Secured Note Warrants to purchase up to 2,382,353 shares of Common Stock (the "Second Secured Note Warrants"). There is no assurance that a second tranche will be completed or that the Second Secured Note and the Second Secured Note Warrants will be sold under the Purchase Agreement.

In connection with the Secured Note Transaction, the Company paid to registered broker dealers a cash fee of $120,000 and issued an aggregate of 221,402 shares of Common Stock at a deemed price of $0.281 per share. If a second tranche is completed under the Purchase Agreement, the Company will pay a further cash fee equal to 8% of the funds raised in the second tranche, plus shares of Common Stock in an amount equal to 4% of the funds raised in the second tranche divided by the last closing price of the Common Stock prior to closing of the second tranche.

March 2022 Notes

On March 28, 2022, for gross proceeds of $886,000, the Company issued Original Issue Discount Senior Unsecured Convertible Promissory Notes (the "Unsecured Notes") having an original principal amount equal to $956,880 and warrants (the "Unsecured Note Warrants") to purchase up to 2,110,763 shares of Common Stock (the "March Private Placement").

The Unsecured Notes are unsecured, mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of Common Stock at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the Unsecured Notes (i) at any time during the first 90 days following closing at the face value of the Unsecured Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the Unsecured Notes, and (iii) thereafter at 120% of the face value of the Unsecured Notes. The Unsecured Notes contain a number of customary events of default.

The Unsecured Note Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the Unsecured Note Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

CRITICAL ACCOUNTING POLICIES

The Company reviews intangible assets in the portfolio for potential impairment throughout the fiscal year in determining whether a particular intangible asset should be renewed. Impairment is recognized for names that are not renewed. The Company performs a qualitative assessment of the portfolio of domain names in the fourth quarter of each year, to determine whether it is more likely than not that the fair market value of a domain name is less than its carrying amount. As part of the assessment, certain qualitative factors are considered, including macro-economic conditions, industry and market conditions, non-renewal of names, as well as other factors. If there are indications of impairment following the qualitative impairment testing, further quantitative impairment testing would be necessary. When it is determined that the fair value of a domain name is less than it's carrying amount, impairment is recognized.

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

During the fiscal quarter ended June 30, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended June 30, 2022.

ITEM 1A.  RISK FACTORS.

An investment in the Company's common stock involves a high degree of risk. You should carefully consider the risks described below and in other reports filed by the Company before investing in our common stock. Before making a decision to invest in the Company's securities, you should carefully consider the following risk factors, as well as the risks described under "Risk Factors" in any applicable prospectus supplement and the risks described in the Company's most recent Annual Report on Form 10-K, or any updates to our risk factors described in the Company's Quarterly Reports on Form 10-Q.

If any of these risks occur, the Company's business, operating results and financial condition could be seriously harmed, which could in turn adversely affect your investment. The market price of our securities could decline due to any of these risks, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those of which we are currently unaware or that we deem immaterial, could also affect our business or your investment in the Company's securities.

Risks Related to the Company's Business

Our Efforts to Attract and Retain Users may not be Successful. We have experienced significant user growth over the past several years. Our ability to continue to attract users will depend in part on our ability to effectively market our service, consistently provide our users with compelling content choices, as well as a quality experience for selecting and viewing factual entertainment. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain users. Competitors include other entertainment video providers, such as Multichannel Video Programming Distributors (MVPDs) and Subscription Video on Demand (SvoD) services. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain users. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users are not successful, we may not be able to attract users, and as a result, our ability to maintain and/or grow our business will be adversely affected. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Membership growth is also impacted by seasonality, with the first quarter historically representing our greatest growth, also affecting the timing of our content release schedules. We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per user revenues commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate may be strained. If we are unable to successfully compete with current and new competitors in both retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.

Operating Results are Likely to Fluctuate Significantly. We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

• our ability to maintain and develop new and existing revenue-generating relationships;

• our ability to improve or maintain gross margins in our business;

• the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

• our ability to significantly increase our subscriber base and retain customers;

• our ability to enforce our contracts and collect receivables from third parties;

• our ability to develop, acquire and maintain an adequate breadth and depth of content via original productions, co-productions, commissions and/or licenses;

• changes by our competitors to their product and service offerings;

• increased competition;

• our ability to detect and comply with data collection and privacy regulation and customer questions related thereto in every jurisdiction in which we operate;

• changes in promotional support or other aspects of our relationships with our partners through which we make our service available, including the MVPDs and/or the vMVPDs (virtual multichannel video programming distributors), through which we offer our content;

• our ability to effectively manage the development of new business segments and markets, and determine appropriate contract and licensing terms;

• our ability to maintain and develop new and existing marketing relationships;

• our ability to maintain, upgrade and develop our website, our applications through which we offer our service on our customers' devices and our internal computer systems;

• fluctuations in the use of the Internet for the purchase of consumer goods and services such as those offered by us;

• technical difficulties, system downtime or Internet disruptions;

• our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

• our ability to attract and retain sponsors and prove that our sponsorship offerings are effective enough to justify a pricing structure that is profitable for us;

• the success of our program sales to other media companies;

• our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;

• governmental regulation and taxation policies; and

• general economic conditions and economic conditions specific to the Internet, online commerce and the media industry.

Managing Growth. We have expanded rapidly since we launched our subscription service in March 2020 We anticipate that further expansion of our operations will be required to achieve significant growth in our products, lines of business and user base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be adversely affected. In addition, if we do not have sufficient breadth and depth of content necessary to satisfy increased demand arising from growth in our user base, our user satisfaction may be adversely affected.

We are continuing to expand our operations internationally, scaling our service to effectively and reliably handle anticipated growth in both users and features related to our service and ramping up our ability to produce original content. As our offerings evolve, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, different technology infrastructure, different markets for factual video content, as well as differing legal and regulatory environments. As we scale our service, we are developing technology and utilizing third-party "cloud" computing services. As we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our operations and original content, our business may be adversely affected.

Costs and Challenges Associated with Strategic Acquisitions and Investments. From time to time, we acquire or invest in businesses, content, and technologies that support our business. The risks associated with such acquisitions or investments include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management's time and attention, among other acquisition-related risks. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquire goodwill, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results.

Furthermore, if we do not integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. If an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, which could negatively impact our financial results.

Certain of Our Growth Strategies are Untested, Unproven or not yet fully Developed. We intend to increase our revenues through expanding our subscriber base by, among other things, continuing to expand into international markets, expanding into the mobile video market. There can be no assurance that these international partnerships will be successful or result in our meeting revenue targets.

If We Experience Excessive Rates of User Churn, Our Revenues and Business will be Harmed. In order to increase our revenues, we must minimize the rate of loss of existing users while adding new users to our Kast subscription service. Our experience during our operating history indicates that there are many variables that impact churn, including the type of plan selected, user engagement with the platform and length of a user's subscription to date. As a result, in periods of rapid user growth, we believe that our average churn is likely to increase as the average length of subscription to date decreases. Similarly, in periods of slow user growth, we believe that our average churn is likely to decrease since our average user duration is longer. However, these estimates are subject to change based on a number of factors, including the percentage of users selecting monthly vs. annual plans, increased rates of subscription cancellations and decreased rates of user acquisition. We cannot assure you that these estimates will be indicative of future performance or that the risks related to these estimates will not materialize. Users may cancel their subscription to our service for many reasons, including, among others, a perception that they do not use the service sufficiently, or the belief that the service is a poor value or that customer service issues are not satisfactorily resolved. We must continually add new users both to replace users who cancel and to continue to grow our business beyond our current user base. If too many of our users cancel our service, or if we are unable to attract new users in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these users with new users.

Risks Connected with Content We Acquire, Produce, License and/or Distribute, such as Unforeseen Costs and Potential Liability. As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain users. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations, may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses. We also take on risks associated with production, such as completion risk. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such products. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our users or could be damaging to our brand.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Payment Processing Risks. Our users pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. In addition, the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may disrupt payments we receive for distribution of our content in Russian territories. In certain instances, we leverage third parties such as our MVPDs and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative perceptions of our service.

If We Fail to Maintain or, in Newer Markets Establish, a Positive Reputation with Consumers Concerning Our Service, Including the Content We Offer, We may not be Able to Attract or Retain Users, and Our Operating Results may be Adversely Affected. We believe that a positive reputation with consumers concerning our service is important in attracting and retaining users who have many choices when it comes to where to obtain video entertainment. To the extent our content is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, and our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. In light of the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals, our contracts to sell and distribute our content to Russian distributors in Russian territories may cast us in a negative light with consumers, governmental authorities, business partners or other stakeholders and injure our reputation. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. Lastly, to the extent we suffer any security vulnerabilities, bugs, errors or other performance failures, our ability to establish and maintain a positive reputation may be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.

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

Competition. The Company competes with many companies possessing greater financial resources and technical facilities than itself in the B2C (business-to-consumer) market as well as for the recruitment and retention of qualified personnel. In addition, some of these competitors have been in business for longer than us and may have established more strategic partnerships and relationships than the Company.

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

The Company will consider seeking further trademark protection for its online businesses; however, the Company may be unable to avail itself of trademark protection under United States laws. Consequently, the Company will seek trademark protection only where it has determined that the cost of obtaining protection, and the scope of protection provided, results in a meaningful benefit to the Company.

Market Acceptance. Both SPRT MTRX and Trivia Matrix are new products in a product-abundant gaming market and there is no guarantee that they will be accepted by the market. In addition to acceptance, should they be accepted, there is no guarantee that they will maintain their popularity in a notoriously fickle gaming market.

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

Additional financings that are equity financing will dilute existing stockholders. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock. Issuing shares of common stock, for financing purposes or otherwise, will dilute the interests of existing stockholders.

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

Lack of operating revenues. The Company has limited operating revenues and is expected to continue to do so for the foreseeable future. Management has assessed the Company's ability to continue as a going concern and the financial statements included with this registration statement includes disclosure that there is a substantial doubt as to the Company's ability to continue as a going concern. The audit report of the Company's principal independent accountants for the years ended December 31, 2021 and December 31, 2020 includes a statement regarding the uncertainty of the Company's ability to continue as a going concern. The Company's failure to achieve profitability and positive operating revenues could have a material adverse effect on its financial condition and results of operations and could cause the Company's business to fail.

No assurance that forward-looking assessments will be realized. The Company's ability to accomplish its objectives and whether or not we are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management's control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

Uncertainty due to Global Outbreak of COVID-19. In March of 2020, the World Health Organization declared an outbreak of COVID-19 to be a global pandemic. The COVID-19 has impacted a vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company's ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company's business and financial condition.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH AND NOT SET FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING INVESTING IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Name Change to Live Current Media Inc. (1)
3.4	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.5	Amended and Restated Bylaws(1)
4.1	Form of Original Discount Senior Convertible Promissory Note(5)
4.2	Form of Common Stock Purchase Warrant(5)
10.1	2018 Stock Option Plan(2)
10.2	Agreement and Plan of Merger between Live Current Media, Inc. Evasyst Acquisition Inc. and Evasyst Inc. dated January 20, 2022.(4)
10.3	Securities Purchase Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)**
10.4	Registration Rights Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)
10.5	Security Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 under Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 under Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 12, 2018.

(3) Filed as an exhibit to the Company's Current report on Form 8-K, filed on January 31, 2020.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 23, 2021.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE CURRENT MEDIA INC.

Date:	August 15, 2022	By:	/s/ Mark Ollila
MARK OLLILA
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Steve Smith
STEVE SMITH
Chief Financial Officer
(Principal Accounting Officer)