Form 10-Q
period 2022-09-30
Live Current Media Inc.
filed 2022-11-21
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	x	No	¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	x	No	¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	x

The number of shares outstanding of Common Stock, $0.001 par value per share, on November 12, 2022 was 160,559,027.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS (Unaudited) - for the three and nine months ended September 30, 2022 and 2021:

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements contain information about our expectations, beliefs, plans or intentions regarding our product development and commercialization efforts, research and development efforts, business, financial condition, results of operations, strategies and prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," "hopes" and other words of similar meaning.

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below. Readers are urged to read the risk factors set forth in our recent filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other documents we file with the SEC from time to time.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. Given these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this Quarterly Report on Form 10-Q. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

LIVE CURRENT MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2022 and December 31, 2021 - unaudited

	September 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash	$41,436	$9,773
Prepaid expenses and other current assets	80,339	9,538
Total current assets	121,775	19,311

Fixed assets, net	79,595	12,749
Intangible assets and goodwill (provisional)	8,406,199	-
Other assets	45,172	14,728
Total assets	$8,652,741	$46,788

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities
Accounts payable	$433,468	$397,187
Accrued expenses	398	91,565
Accrued rent payable	180,000	256,519
Accrued interest payable	59,807	11,992
Deferred subscription revenue	35,195	34,202
Convertible notes, net of discount	1,749,653	-
Secured promissory notes	110,322	38,000
Operating lease liability	-	133,525
Total current liabilities	2,568,843	962,990

Convertible notes	-	2,715,343
Interest payable	-	210,013
Operating lease liability	-	171,763
Total liabilities	2,568,843	4,060,109

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock No par value; 1,189,664 shares authorized; nil and 907,232 issued and outstanding, respectively	-	4,121,206
Common stock $0.001 par value; 500,000,000 shares authorized; 160,559,027 and 42,635,457 shares issued and outstanding, respectively	160,559	42,635
Stock subscription receivable	-	(87,190)
Additional paid in capital	18,475,971	202,041
Accumulated deficit	(12,552,632)	(8,292,013)

Total stockholders' equity (deficit)	6,083,898	(4,013,321)

Total liabilities and stockholders' equity (deficit)	$8,652,741	$46,788

See accompanying notes to the condensed consolidated financial statements.

LIVE CURRENT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2022 and 2021 - unaudited
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues	$75,402	$116,821	$230,372	$350,818

Operating expenses
Software and platform development costs	62,994	43,090	207,275	217,000
Professional fees	513,994	54,424	1,720,414	91,117
Depreciation and amortization	6,307	4,984	17,775	14,682
Wages and salaries	504,718	6,802	1,833,632	34,813
Advertising	78,093	-	171,920	3,595
General and administrative	215,423	4,985	460,557	100,819
Loss on cancellation of stock subscription receivable and related interest receivable	-	-	96,432	-
Gain on settlement of lease liability	40,000	-	(399,230)	-
Impairment of right to use asset	-	-	-	354,895
Total operating expenses	1,421,529	114,285	4,108,775	816,921

Income (loss) from operations	(1,346,127)	2,536	(3,878,403)	(466,103)

Other income (expense)
Interest expense	(148,780)	(30,589)	(371,960)	(95,207)
Gain on forgiveness of PPP Loan	-	-	-	265,952
Change in fair value of warrants	7,933	-	(20,232)	-
Other income (expense), net	5,051	754	9,976	(1,144)

Total other income (expense)	(135,796)	(29,835)	(382,216)	169,601

Net loss	$(1,481,923)	$(27,299)	$(4,260,619)	$(296,502)

Net Loss per Common Share:
Basic & Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	160,559,027	42,635,457	112,435,806	42,635,457

See accompanying notes to the condensed consolidated financial statements.

LIVE CURRENT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the three and nine months ended September 30, 2022 and 2021 - unaudited
					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at January 1, 2022	907,232	$4,121,206	42,635,457	$42,635	$202,041	$(87,190)	$(8,292,013)	$(4,013,321)
Net loss	-	-	-	-	-	-	(2,056,639)	(2,056,639)
Stock based compensation	-	-	-	-	324	-	-	324
Cancellation of stock subscription receivable	-	-	-	-	-	87,190	-	87,190
Balance at March 31, 2022	907,232	4,121,206	42,635,457	42,635	202,365	-	(10,348,652)	(5,982,446)
Issuance of shares of common stock upon conversion of:
Preferred shares	(907,232)	(4,121,206)	40,652,380	40,652	4,080,554	-	-	-
Convertible notes payable and accrued interest	-	-	26,212,690	26,213	3,556,857	-	-	3,583,070
Common stock payable	-	-	9,877,750	9,878	1,010,124	-	-	1,020,002
Options exercised on a cashless basis	-	-	5,621,723	5,622	(5,622)	-	-	(0)
Shares assumed as a result of reverse acquisition	-	-	35,559,027	35,559	9,630,693	-	-	9,666,252
Net loss	-	-	-	-	-	-	(722,057)	(722,057)
Issuance of warrants	-	-	-	-	1,000	-	-	1,000
Balance at June 30, 2022	-	-	160,559,027	160,559	18,475,971	-	(11,070,709)	7,565,821
Net loss	-	-	-	-	-	-	(1,481,923)	(1,481,923)
Balance at September 30, 2022	-	$-	160,559,027	$160,559	$18,475,971	$-	$(12,552,632)	$6,083,898

Balance at January 1, 2021	907,232	$4,121,206	42,635,457	$42,635	$174,832	$(87,190)	$(7,899,684)	$(3,648,201)
Net income	-	-	-	-	-	-	144,588	144,588
Stock based compensation	-	-	-	-	6,802	-	-	6,802
Balance at March 31, 2021	907,232	4,121,206	42,635,457	42,635	181,634	(87,190)	(7,755,096)	(3,496,811)
Net loss	-	-	-	-	-	-	(413,791)	(413,791)
Stock based compensation	-	-	-	-	6,803	-	-	6,803
Balance at June 30, 2021	907,232	4,121,206	42,635,457	42,635	188,437	(87,190)	(8,168,887)	(3,903,799)
Net loss	-	-	-	-	-	-	(27,299)	(27,299)
Stock based compensation	-	-	-	-	6,802	-	-	6,802
Balance at September 30, 2021	907,232	$4,121,206	42,635,457	$42,635	$195,239	$(87,190)	$(8,196,186)	$(3,924,296)

See accompanying notes to the condensed consolidated financial statements.

LIVE CURRENT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2022 and 2021 - unaudited

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(4,260,619)	$(296,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,775	14,682
Amortization of debt discount	334,046	-
Stock based compensation	326	20,407
Professional fees paid with convertible notes payable	613,250	-
Compensation paid with common stock payable	964,000	-
Loss on cancellation of stock subscription receivable and related interest receivable	96,432	-
Impairment of right of use asset	-	354,895
Change in fair value of warrants	20,232	-
Gain on settlement of lease liability	(399,230)	-
Gain on forgiveness of PPP loan	-	(265,952)
Change in:
Prepaid expenses	(64,982)	(2,098)
Other assets	(4,678)	-
Accounts payable	(45,513)	104,767
Accrued expenses	(40,917)	(55,530)
Accrued rent payable	17,422	70,978
Deferred subscription revenue	993	(4,644)
Accrued interest payable	32,461	85,045
Net cash provided by (used in) by operating activities	(2,719,002)	26,048

Cash Flows From Investing Activities:
Additions to fixed assets	(84,225)	-
Cash acquired upon reverse acquisition	2,355,065	-
Acquisition of intangible	(14,281)	-
Net cash provided by investing activities	2,256,559	-

Cash Flows From Financing Activities:
Proceeds from secured promissory notes	533,000	-
Payments on secured promissory notes	(52,678)	(18,000)
Proceeds from issuance of warrant	1,000	-
Proceeds from exercise of stock options	12,784	-
Net cash provided by used in financing activities	494,106	(18,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,663	8,048
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,773	10,226
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,436	$18,274

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for accrued expenses	$17,917	$-
Convertible note issued for accounts payable	-	11,095
Stock payable issued for accrued liabilities	33,768	-
Stock payable issued for interest payable	1,450	-
Stock payable issued for promissory note	8,000	-

See accompanying notes to the condensed consolidated financial statements.

LIVE CURRENT MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Live Current Media, Inc. was incorporated under the laws of the State of Nevada on October 10, 1995. Evasyst Inc. ("Evasyst") was a private company founded on August 18, 2017, in San Diego California, that operates a social video application called KAST. On April 22, 2022, Live Current Media completed its reverse acquisition with Evasyst (the "Merger"), and the business conducted by Evasyst became the primary business conducted by the Company (see Note 2). As used herein, "Live Current" refers to the Company as it existed prior to the Merger, and the "Company" refers to the consolidated accounts of Live Current and its wholly owned subsidiary Evasyst after the Merger.

Going concern

The accompanying consolidated financial statements prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not achieved profitable operations and has incurred recurring operating losses. For the nine months ended September 30, 2022, the Company incurred a net loss of $4,260,619 and used cash in operating activities of $2,719,002. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern within one year after the date the financial statements are issued.

The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. The consolidated financial statements do not include any adjustments hat might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

COVID-19

As of the date of this filing, there continues to be concern regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Although the impacts of the pandemic on our business have not been material to date, a prolonged downturn in economic conditions as a result of the pandemic could have a material adverse effect on our customers and demand for our services and products. At this time, it is not possible for the Company to predict the duration or magnitude of the impacts of the pandemic, or other outbreaks of communicable diseases, on the Company's business, financial condition and results of operations.

Inflation and Economic Disruption

Our business is dependent in part on general economic conditions. Many jurisdictions in which our customers are located have experienced and could continue to experience unfavorable general economic conditions, such as inflation, increased interest rates and recessionary concerns, which could negatively affect demand for our products. Under difficult economic conditions, customers may seek to cease spending on our services and products, which could negatively affect our financial performance. We cannot predict the timing or magnitude of an economic slowdown or the timing or strength of any economic recovery. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

Basis of Presentation

The unaudited condensed consolidated financial statements, including notes, of the Company are representations of the Company's management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The balance sheet at December 31, 2021 was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual consolidated financial statements contained in the Company's Form 8-K/A filed with the Securities and Exchange Commission on July 8, 2022. All amounts presented are in U.S. dollars.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the Company's financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company's liquidity. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue based on contracts with customers. A customer contract exists when both parties have approved the contract and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled. The Company derives revenue primarily from subscription- based services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

During 2020, the Company's wholly owned subsidiary Evasyst began to offer a premium subscription service to its users by form of a monthly or annual contract. Subscription services revenue is comprised of subscription fees that provide the paying user the right to access the Company's preferred features as a "Premium User", for a period of time. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company's subscription contracts include an annual option, beginning on the date that access is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company's performance. Subscription contracts are either one month or twelve months in length, billed either monthly or annually, all in advance, which coincides with the terms of the agreement. The Company recognizes deferred revenue at each period end for contracts that have subscriptions that have been paid but expire after period end. At September 30, 2022 and December 31, 2021, the amount of deferred subscription revenue was $35,195 and $34,202, respectively.

The Company's subscription contracts do not have a significant financing component and customer invoices are paid upfront. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Intangible Assets and Goodwill (Provisional)

At September 30, 2022, the Company is in the process of finalizing the allocation of the consideration to net assets acquired in relation to the reverse acquisition between Live Current and Evasyst (see Note 2), including determining the fair value of domain names, and licensing agreements that were acquired. Excess consideration over the fair value of net assets acquired will be assigned to goodwill.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

At September 30, 2022, management concluded that there were no impairment triggering events. If economic uncertainty increases and/or the global economy worsens, the Company's business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term. Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company's right to use an underlying asset during the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. Stock option grants, which are generally time or performance vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

Level 1 - Quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

Level 2 - Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions.

The Company believes the carrying amount of its financial instruments (consisting of cash, accounts receivable, accounts payable and accrued liabilities, and convertible notes) approximates fair value due to the short-term nature of such instruments.

Net Loss per Share

The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. The Company does not include the impact of any potentially dilutive common stock equivalents in its basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the three- and nine-month periods ended September 30, 2022 and 2021, the Company had the following securities are excluded from the calculation of diluted income per share as their effect would have been anti-dilutive to the net loss for the periods.

	September 30, 2022	September 30, 2021
Stock options	1,100,000	181,503
Restricted stock units	-	398,897
Warrants	5,684,292	-
Convertible notes	7,579,059	-
Preferred stock	-	907,232
	14,363,351	1,487,632

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06") "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)." ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity's own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and the related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

2. Reverse Acquisition

On April 22, 2022, Live Current completed its merger with Evasyst pursuant to the terms of a merger agreement dated January 20, 2022, by which a wholly-owned subsidiary of Live Current merged with and into Evasyst, with Evasyst continuing as a wholly-owned subsidiary of Live Current (the "Merger"), and the business conducted by Evasyst became the primary business conducted by the Live Current. Live Current and Evasyst are collectively referred to as the "Company" after the Merger.

Prior to the Merger, Evasyst had 2,789,603 shares of common stock outstanding. Upon completion of the Merger, the 2,789,603 outstanding shares of Evasyst's common stock were automatically converted into the right to receive an aggregate of 125,000,000 newly issued shares of Live Current’s common stock. In substance, this results in a forward 44.81 to 1 stock split of Evasyst’s shares of common stock. Accordingly, all common shares, stock options, stock warrants and per share amounts in these condensed consolidated financial statements and footnotes for Evasyst and the Company have been adjusted retroactively to reflect the in substance stock split for all periods presented.

Following the Merger, Live Current's shareholders retained 35,559,027 shares of the Company's common stock, which represents 22% of the Company's common stock, and the former stockholders of Evasyst own 125,000,000 of the Company, which represents approximately 78% the Company's common stock. Following the Merger, two former directors of Live Current resigned, and five new directors were appointed by Evasyst. A third former director of Live Current who was the former CEO/CFO of Live Current resigned those positions, and continues as the President and a director of the Company.

The Merger is accounted for as a reverse acquisition in accordance with GAAP. Under this method of accounting, Evasyst was determined to be the acquiring company for accounting purposes, and Live Current is treated as the acquired company. Accordingly, the assets and liabilities of Live Current were recorded at estimated fair value as of April 22, 2022, the Merger closing date. The accounting acquirer was primarily determined based on Evasyst shareholders having the largest voting interest in the post-combination company, and the ability to appoint the majority of the members of the Board of Directors as well as management in the post-combination company.

Consideration transferred by Evasyst is comprised 35,559,027 shares of common stock held by Live Current's shareholders with a fair value of $9,423,142 based on the price per shares of the Company's common stock on the date of the merger. In addition, the acquisition date fair value of 1,100,000 options of $243,108 held by Live Current employees to purchase shares of common stock is included as part of the consideration transferred. The Live Current options were in substance exchanged for share-based payment awards of Evasyst. The fair value of the stock options was calculated using the Black Scholes option model with the following variables: exercise price $0.10, stock price - $0.265, weighted average volatility - 148.28%, discount rate - 0.43%, and weighted average term of 0.67 years.

The purchase price consideration and provisional allocation to net assets acquired is presented below.

Fair value of consideration
Live Current shares of common stock	$9,423,142
Live Current stock options	243,108
Total fair value of consideration	$9,666,250

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Assets
Cash and cash equivalents	$2,355,065
Note receivable due from Evasyst	400,000
Prepaid expenses and other assets	37,932
Acquisition related intangible assets and goodwill (provisional)	8,406,199
Total assets acquired	11,199,196

Liabilities
Accounts payable accrued expenses	(89,921)
Convertible notes payable	(1,443,025)
Total liabilities assumed	(1,532,946)
Fair value of net assets acquired	$9,666,250

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

The Company is in the process of finalizing the determination of the fair value of the consideration and allocation of the consideration to individual net assets acquired. The Company is currently determining the fair value of domain names, and licensing agreements that were acquired. Excess consideration received over the fair value of net assets acquired will be assigned to goodwill.

From acquisition date through September 30, 2022, Live Current had no revenue and incurred a net loss of $462,618.

The pro forma financial information below represents the combined results of operations for the three and nine months ended September 30, 2022, as if the acquisition had occurred as of January 1, 2021. Based on preliminary assessment of net assets acquired, no intangible assets with definite lives have been identified thus no amortization of such intangibles is reflected in the pro forma information. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	For the three-month period		For the nine-month period
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$75,402	$116,821	$252,141	$350,818
Earnings	$(1,481,922)	$(235,526)	$(4,502,568)	$(77,344)

3. Convertible Notes Payable

Convertible notes payable consists of the following:

	September 30, 2022	December 31, 2021
Live Current convertible notes
Convertible notes payable (a)	$2,576,880	$-
Debt discount	(827,227)	-
Convertible notes payable, net of discount	1,749,653	-

Evasyst convertible notes
Convertible notes payable (b)	-	2,715,343

Total	$1,749,653	$2,715,343

(a) On February 15, 2022 and March 28, 2022, Live Current issued convertible promissory notes for $1,620,000 (the "February Convertible Notes") and $956,880 (the "March Convertible Notes") (collectively, the “2022 Convertible Notes”), respectively, that bear interest at 4.0% per annum, and mature in two years. Upon completion of the Merger (see Note 2), the Company assumed the 2022 Convertible Notes. The notes have an initial conversion price into the Company's common stock of $0.34 per share (see Note 9). The February Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company. The March Notes are unsecured. As of September 30, 2022, the Company may prepay the notes anytime at 120% of the face value.

In connection with the 2022 Convertible Notes, Live Current issued warrants to the note holders to purchase up to 5,684,292 shares of common stock at an exercise price of $0.60 per share for a term of five years from the date of issuance. In addition, the Company paid fees of $157,874 and issued 221,402 shares of its common stock with a fair value of $60,000 to registered broker dealers.

The Notes were accounted for as follows:

Total
Face value of convertible notes	$2,576,880
Original issue discount	(190,880)
Legal and brokerage fees recorded as discount	(217,874)
Allocation of proceeds to warrants recorded as discount	(773,786)
Allocation of proceeds to convertible notes upon issuance	1,394,340
Amortization of discount to April 22, 2022	48,685
Convertible note payable, net of discount at April 22, 2022	1,443,025
Amortization of discount to September 30, 2022	306,628
Convertible note payable, net of discount at September 30, 2022	$1,749,653

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

Upon issuance of the Notes, total debt discount of $1,182,540 was recorded and is being amortized over the term of the Notes using the interest method. During the three and nine months ended September 30, 2022, the Company recognized $25,698 and $45,466, respectively in interest expense and $147,567 and $306,628 in financing costs associated with the amortization of the debt discount. The unamortized discount balance is $827,227 at September 30, 2022 and will be amortized over 1.4 years.

The Company may prepay the notes (i) at any time during the first 90 days following closing at the face value of the, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value, and (iii) thereafter at 120% of the face value.

(b) At December 31, 2021, the balance of Evasyst convertible notes was $2,715,343 and accrued interest was $210,013, including $911,905 of convertible notes and $93,044 of accrued interest due to related parties. In 2022, prior to the Merger, the Company issued $631,167 of additional convertible notes for consulting services related to the Merger to entities associated with major shareholders of Evasyst. Prior to the Merger, the balance of Evasyst convertible notes was $3,346,510 and accrued interest was $236,560, and the total of $3,583,070 was converted into 26,212,690 shares of Evasyst common stock (see Note 7).

4. Secured Promissory Notes

At December 31, 2021, Evasyst had two secured notes payable aggregating $38,000, including $8,000 due to Mark Ollila, president of the Company. The notes were issued in 2020, accrue interest at 18% per year, and were secured by all the assets of Evasyst. On March 6, 2022, Evasyst paid off one note payable with a principal balance of 30,000 plus accrued interest of $3,124. On March 29, 2022, the note payable due to Mark Ollila with a principal balance of $8,000, and accrued interest of $1,450, or a total of $9,450, were exchanged into 1,542 shares of the Company's common stock prior to the Merger (see Note 7).

On February 17, 2022 and March 14, 2022, Evasyst entered into two loan agreements with Live Current Media, Inc. for $200,000 each. The notes mature six months after issuance, interest at 18% per annum, are secured by all of Evasyst’s assets.  Upon closing of the Merger (see Note 2) Evasyst assumed the $400,000 notes receivable and the notes are eliminated upon consolidation.

On February 4, 2022, Live Current entered into a loan agreement for $43,000, secured by future receipts of the Company’s revenue, that matures August 5, 2023, interest at 12.5% per annum, and requires a $5,375 bi-monthly payment.  On September 20, 2022, the Company entered into a loan agreement for $90,000, secured by substantially all of the Company’s assets, that matures September 19, 2023, interest at 18.6% per annum, and requires a $2,054 weekly payment.  The Company received total proceeds of $133,000.  During the nine months ended September 30, 2022, the Company repaid principal of $22,678, and at September 30, 2022, the outstanding balance was $110,322.

5. PPP Loan

On May 1, 2020, the Company received a loan of $265,952 pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a note dated May 1, 2020, had an original maturity date on April 30, 2022 and an interest rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for certain qualifying expenses, as defined. In September 2021, the Company received notice that the PPP loan balance of $265,952 was forgiven, and a $265,952 gain on forgiveness of the CARES Act loan was recorded.

6. Leases

The Company leases its office in San Diego. The lease, as amended expires in January 2024. The initial ROU asset and liability were recorded in 2019 relating to this lease were calculated based on the future lease payments due under the lease discounted using an estimated incremental borrowing rate of 12.0%. In February 2021, the Company vacated the premises and pursuant to the terms of the lease agreement, was considered in default. As a result, the balance of the ROU asset of $354,895 was impaired during the nine months ended September 30, 2021.

Under the lease agreement, the Company was still obligated to pay the required lease payments. At December 31, 2021, the balance of accrued rent due under the agreement was $256,519 and the balance of the lease liability was $273,561. In June 2022, the Company agreed to a settlement with the lessor to settle the amount due. Management initially estimated that the settlement would total $140,000. During the three months ended June 30, 2022, the Company recognized a gain on settlement of lease of $439,230 to reduce total outstanding liabilities associated with the lease of $579,230 ($305,669 in accrued rent payable and $273,561 in lease liability) to $140,000. The settlement was finalized in October 2022 with the Company obligated to pay $180,000, which was $40,000 more than originally estimated. The Company offset the gain on settlement of the lease by $40,000 during the three months ended September 30, 2022, for this difference.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

For the nine-month periods ended September 30, 2022 and 2021, rent expense of $17,422 and $70,977, respectively, was recognized on this lease.

In February 2022, the Company entered into a short-term lease for an office space with payments due of $5,039 per month. Rent expense of $57,784 was recognized during the nine months ended September 30, 2022.

7. Stockholders' Equity

During the nine months ended September 30, 2022, the Company issued 82,364,543 shares of its common stock as follows (all issuances were made by Evasyst prior to the Merger):

Shares issued upon conversion of Preferred Stock

At December 31, 2021, Evasyst had 907,232 shares of preferred stock outstanding. In April 2022, prior to the Merger, all of the outstanding shares of preferred shares were converted into 40,652,380 shares of the Evasyst's common stock.

Shares issued for compensation and other payables

On March 29, 2022, the board of directors of the Evasyst approved shares of common stock to be issued for services to Mark Ollila, CEO of Evasyst. and Justin Weissberg, Chairman of Evasyst, with a fair value of $750,000 and $214,000, respectively. The shares authorized to be issued for compensation on March 29, 2022, were subsequently modified on April 20, 2022, to include vesting terms over a period of eight years. Upon completion of the Merger, all vesting of Evasyst shares were accelerated as consistent with the Company's Stock Plan. Mr. Ollila and Mr. Weissberg's compensation was calculated based upon the number of Live Current shares that each individual received upon the merger multiplied by the trading price of Live Current shares on the date of the board authorized the compensation.

In addition, shares with a fair value of $56,002 were authorized to satisfy an outstanding promissory note and accrued interest totaling $9,450 to Mr. Ollila, $24,768 of accrued wages due to Mr. Ollila, $9,000 accrued wages due to Mr. Weissberg, and $12,784 due for shares issuable for stock options exercised.

In April 2022, prior to the Merger, the Company issued 9,877,750 shares of common stock valued at $1,020,002 to settle the above payables.

Shares issued upon conversion of convertible notes

Prior to the Merger, the balance of Evasyst convertible notes was $3,346,510 and accrued interest was $236,560, and the total of $3,583,070 was converted into 26,212,690 shares of Evasyst common stock.

Shares issued upon exercise of options

At December 31, 2021, Evasyst had options outstanding exercisable into 8,133,012 shares of common stock. In March 2022, 2,511,332 options were exercised for total proceeds of $12,784 (see shares issued for compensation and other payables above). In April 2022, prior to the Merger, the remaining 5,621,723 outstanding options were exercised on a cashless basis.

LIVE CURRENT MEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three and nine month periods ended September 30, 2022 and 2021 - unaudited

8. Equity Investment

Upon the completion of the Merger on April 22, 2022, the Company acquired Live Current's investment in warrants exercisable into 2,000,000 shares of Cell MedX Corp, a biotech startup company. 1,000,000 of the warrants are exercisable at $0.50 per shares, 1,000,000 of the warrants are exercisable at $1.00 per share, and all the warrants expire January 31, 2023. On September 30, 2022, the fair value of the warrants was $11,880 and is included in other assets on the consolidated balance sheet. During the three and nine month periods ended September 30, 2022, the Company recognized a change in the fair value of the warrants of $7,933 and $(20,232) respectively.

9. Options and Warrants

The activity in the Company’s outstanding stock options for the nine month period ended September 30, 2022 is as follows:

	Number of Options		Weighted Average Exercise Prices	Weighted Average Remaining Term (years)
Balance December 31, 2021	8,133,013	$	nil	-
Assumed in reverse acquisition	1,300,000		0.10	0.25
Exercised	(8,133,013)		nil	-
Expired	-		-	-
Forfeited	(200,000)		0.10	-
Balance September 30, 2022	1,100,000		$0.10	0.25

The activity in the Company’s outstanding stock warrants for the nine month period ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Prices	Weighted Average Remaining Term (years)
Balance December 31, 2021	-	-	-
Assumed in reverse acquisition	5,684,292	$0.60	4.5
Exercised	-	-	-
Expired	-	-	-
Balance September 30, 2022	5,684,292	$0.60	4.5

10. Subsequent Events

On October 27, 2022, the Company and the note holder of the convertible notes (see Note 3) agreed to an amendment to the note terms whereby:

  the exercise price of the warrant was changed from $0.34 per share to $0.18 per share, terms of the warrant changed whereby volatility used in determining certain fair values, as defined, would be based on the greater of 100% or the 100 day volatility, which could require accounting for as a derivative liability.
  the lender is no longer obligated to fund additional tranches as provided under the original agreement.

In October, the Company entered into a preferred stock financing to raise up to $5,750,000. The financing included warrants to purchase additional preferred shares and common shares. The preferred shares have redemption and conversion rights.

In October, the Company entered into an asset purchase agreement with PowerSpike, Inc. ("PowerSpike") to purchase PowerSpike's assets, including intellectual property, for 1,006,036 shares of the Company’s common stock. The acquisition is expected to close in the fourth quarter of 2022.

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

Live Current Media Inc. (the "Company", "we", "us" or "our"") was incorporated under the laws of the State of Nevada on October 10, 1995.

On January 20, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evasyst Inc. ("Evasyst") and the Company's wholly owned subsidiary formed for the purpose of completing the transactions set out in the Merger Agreement, Evasyst Acquisition Inc. ("LIVC Sub"). On April 22, 2022, the merger was completed. Under the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Evasyst (the "Evasyst Acquisition") by means of a reverse acquisition, whereby LIVC Submerged with and into LIVC Sub, with LIVC Sub continuing as the surviving corporation (the "Merger"). Upon completion of the Merger all of the outstanding shares of Evasyst's common stock were converted into the right to receive a total of 125,000,000 shares of the Company's common stock and each share of LIVC Sub's common stock outstanding were converted into one share of Evasyst common stock. Upon completion of the Merger, the board of directors of the Company now consists of Mark Ollila (Chairman), David Jeffs, Justin Weissberg, Leslie S. Klinger, Annamaria Rapakko and Heidi Steiger. Mr. Ollila was appointed the Chief Executive Officer of the Company, with Mr. Jeffs maintaining his previous roles as the President and Secretary of the Company and Steve Smith has been appointed as CFO of the Company.

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

During fiscal 2022 and 2023, the Company intends to focus on increasing its consumer revenue streams through marketing designed to attract new users as well as negotiating content licensing arrangements to add value to the Kast video streaming service and encourage more subscribed users. There is no assurance that the Company will be able to achieve its revenue goals or to otherwise increase revenues during the next 12 months, if ever. As the Company's business is still developing, and it is still in the process of establishing itself in the social media and gaming app marketplaces, any revenues that the Company generates are likely to be subject to significant fluctuations and may be difficult to reliably predict.

RESULTS OF OPERATIONS

The Merger was accounted for as a reverse acquisition, with Evasyst being treated as the acquiring entity for accounting and financial reporting purposes. As such, the Company's financial statements are presented as a continuation of the operations of Evasyst and not Live Current Media Inc. The operations of Live Current Media Inc. are included in the consolidated financial statements for the Company from the effective date of the Merger, April 22, 2022.

The following selected financial data was derived from the Company's unaudited condensed interim consolidated financial statements. The information set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Quarterly Report.

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	Three months ended September 30,
	2022	2021	Change

Revenues	$75,402	$116,821	$(41,419)

Operating expenses
Software and platform development costs	62,994	43,090	19,904
Professional fees	513,994	54,424	459,570
Depreciation and amortization	6,307	4,984	1,323
Wages and salaries	504,718	6,802	497,916
Advertising	78,093	-	78,093
General and administrative	215,423	4,985	210,438
Loss on cancellation of stock subscription receivable and related interest receivable	-	-	-
Gain on settlement of lease liability	40,000	-	40,000
Impairment of right to use asset	-	-	-
Total operating expenses	1,421,529	114,285	1,307,244

Income from operations	(1,346,127)	2,536	(1,348,663)

Total other income (expense)	(135,796)	(29,835)	(104,961)

Net loss	$(1,481,923)	$(27,299)	$(1,454,624)

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

The Company earned revenues of $75,402 during the three months ending September 30, 2022 as compared to revenue of $116,821 for the three months ending September 30, 2021, a decrease of $41,419. Revenue decreased during the three months ended September 30, 2022 as compared to the same period ended 2021 as a result of reduced content on the platform, including Public Parties and Kast TV.

Operating expenses

Operating expenses for the three months ended September 30, 2022 were $1,421,529 compared with $114,285 prior period. The increase is due to Professional Services and Wages and Salaries increases as most of the Company's current employees and professional consultants began April 1, 2022, resulting in approximately $686,000 in expenses for the period. General and Administrative costs increased for the period with insurance and other operating expenses.

Other income (expense)

Interest expense for the three months ended September 30, 2022 was $148,780 compared to $30,589 in the three months ended September 30, 2021 due to convertible notes entered into in February and March 2022.

Net Loss

The Company recorded a net loss of $1,481,923 for the period compared with $27,299 in the prior comparable period.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	Nine months ended September 30,
	2022	2021	Change

Revenues	$230,372	$350,818	$(120,446)

Operating expenses
Software and platform development costs	207,275	217,000	(9,725)
Professional fees	1,720,414	91,117	1,629,297
Depreciation and amortization	17,775	14,682	3,093
Wages and salaries	1,833,632	34,813	1,798,819
Advertising	171,920	3,595	168,325
General and administrative	460,557	100,819	359,738
Loss on cancellation of stock subscription receivable and related interest receivable	96,432	-	96,432
Gain on settlement of lease liability	(399,230)	-	(399,230)
Impairment of right to use asset	-	354,895	354,895
Total operating expenses	4,108,775	816,921	3,291,854
Loss from operations	(3,878,403)	(466,103)	(3,412,300)
Total other income (expense)	(382,216)	169,601	(551,817)

Net loss	$(4,260,619)	$(296,502)	$(3,964,117)

Revenue

The Company earned revenues of $230,372 during the nine months ended September 30, 2022 as compared to revenue of $350,818 for the nine months ended September 30, 2021, a decrease of $120,446. Revenue decreased during the nine months ended September 30, 2022 as compared to the prior period as a result of reduced content on the platform, including Public Parties and Kast TV.

Operating expenses

Operating expenses for the nine months ended September 30, 2022 of $4,108,775 are abnormally high for the Company ($816,921 prior period). The sharp increase in operating expenses is related to the merger transaction with Live Current Media and some related consulting and officer compensations, and reigniting operations on April 1, 2022 with new team members and software engineers.

  $613,250 in one-time consulting expenses Q1 2022.
  $964,000 in one-time officer compensations Q1 2022.
  $686,000 in personnel related expenses Q2 2022.
  $1,626,641 in payroll expenses for the nine months ended September 30, 2022 compared to $nil prior period.
  $1,626,640 in professional consulting and legal services for the nine months ended September 30, 2022 compared to $140,775 prior period.

An impairment of the right to use asset of $354,895 during the nine month period ended September 30, 2022 is due to the Company abandoning its office lease in early 2021.  For the nine months ended September 30, 2022, a gain on settlement of the Company's office lease of $399,230 was recorded which resulted from settling with the lessor of its former office space. The settlement of $180,000 was less than the amount the Company had previously accrued as rent expense and as the related operating lease liability.

Other income (expense)

During the nine months ended September 30, 2021, the Company recognized a gain on forgiveness of its PPP loan of $265,952. Interest expense for the nine months ended September 30, 2022 was $371,960 compared to $95,207 in the nine months ended September 30, 2021 due to the new convertible notes entered into in February and March 2022.

Liquidity and Capital Resources

Going concern

The accompanying consolidated financial statements prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not achieved profitable operations and has incurred recurring operating losses. For the nine months ended September 30, 2022, the Company incurred a net loss of $4,260,619 and used cash in operating activities of $2,719,002. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern within one year after the date the financial statements are issued.

The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. The consolidated financial statements do not include any adjustments hat might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

At September 30, 2022, the Company had cash and cash equivalents of $41,436 and negative working capital of $2,447,068, a decrease from the Company's negative working capital of $943,679 at December 31, 2021.

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

The Company may prepay the Secured Notes (i) at any time during the first 90 days following closing at the face value of the Secured Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the Secured Notes, and (iii) thereafter at 120% of the face value of the Secured Notes. The Secured Notes contain a number of customary events of default. Additionally, the Secured Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the Secured Notes (the "Security Agreement").

The Secured Note Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5-year anniversary of the date of issuance. The exercise price of the Secured Note Warrants is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

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

The Unsecured Note Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5-year anniversary of the date of issuance. The exercise price of the Unsecured Note Warrants is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company's financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company's liquidity. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue based on contracts with customers. A customer contract exists when both parties have approved the contract and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled. The Company derives revenue primarily from subscription- based services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Intangible Assets and Goodwill (Provisional)

At September 30, 2022, the Company is in the process of finalizing the allocation of the consideration to net assets acquired in relation to the reverse acquisition between Live Current and Evasyst, including determining the fair value of domain names, and licensing agreements that were acquired. Excess consideration over the fair value of net assets acquired will be assigned to goodwill. At September 30, 2022, management concluded that there were no impairment triggering events. If economic uncertainty increases and/or the global economy worsens, the Company's business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term. Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. Stock option grants, which are generally time or performance vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 1 in the accompanying consolidated financial statements for a discussion of recent accounting policies.

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

Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. During the fiscal quarter ended September 30, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any material legal proceedings during the interim period ended September 30, 2022.

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

LIVE CURRENT MEDIA INC.

Date:	November 8, 2022	By:	/s/ Mark Ollila
MARK OLLILA
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Steve Smith
STEVE SMITH
Chief Financial Officer
(Principal Accounting Officer)