Form 10-K
period 2022-12-31
Live Current Media Inc.
filed 2023-04-21
CIK 1108630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-29929

LIVE CURRENT MEDIA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0346310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Thornmint Road, Suite 200 San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(604) 648-0500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
NONE.	N/A	N/A

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
[X] Yes [___] No

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

$17,126,272 based on the closing price of $0.17 on June 30, 2022 as quoted by the OTCQB Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of April 21, 2023 the Registrant had 162,909,027 shares of common stock outstanding.

LIVE CURRENT MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

ITEM 1. BUSINESS

General

Live Current Media Inc. was incorporated under the laws of the State of Nevada on October 10, 1995. Live Current is a media technology company involved in the creator economy. The Company is bringing together a select group of companies and technologies to create a platform that powers the independent creator. The Company combines creation tools, community building applications, and monetization programs to help independent creators more efficiently create, grow, and monetize their creativity.

The Company acquires and integrates technologies that automate key processes in content and community creation, bringing together innovative businesses and technologies to provide an end-to-end resource for the hundreds of millions of creators who do not have a meaningful piece of the creator economy. Today, the Live Current Media Platform features a growing set of creative tools and community building technologies that power video community creation, AR/VR discovery, social media amplification, personal and business brand management and sponsorship and alternative revenue creation for the global creative community. Live Current Business Solutions provide community and experiential solutions for businesses who want to become more creative in the way they reach their customers and constituents. The Live Current ecosystem helps creators manage the four key pillars of independent creativity: Creation, Amplification, Participation and Monetization.

Material Developments - Acquisitions

Acquisition of Evasyst, Inc. (Kast)

On April 22, 2022, the Company acquired all of the outstanding shares of Evasyst, Inc. (doing business as "Kast")("Evasyst") by means of a reverse merger (the "Evasyst Merger"). In connection with the Evasyst Merger, the Company's wholly owned subsidiary formed for the purpose of completing the Evasyst Merger merged with and into Evasyst, with Evasyst continuing as the surviving entity as a wholly owned subsidiary of the Company. In consideration for all of the outstanding shares in the common stock of Evasyst, the Company issued to the former stockholders of Evasyst 125,000,000 shares in the Common Stock of the Company.

Prior to its acquisition of Evasyst, the Company was primarily involved in the development of two game apps, SPRT MTRX and Trivia Matrix. The development of SPRT MTRX and Trivia Matrix has been suspended as the Company is currently focusing its resources on the Creator Economy.

The acquisition of Evasyst was accounted for as a reverse acquisition, with Evasyst being treated as the acquiring entity for accounting and financial reporting purposes.

Acquisition of Guru Experience Co.

Effective November 23, 2022, the Company acquired all of the outstanding shares of Guru Experience, Co. (“Guru”). The Company acquired Guru to expand its business into cloud-based applications.

Concurrent with the acquisition, the Company entered into a note cancellation agreement with the holders of certain convertible promissory notes of Guru (the “Guru Notes”). The company agreed to issue 3,000,000 shares of the Company’s common stock as satisfaction in full of the amounts owing to the Guru note holders.  The Guru note holders agreed not to sell or otherwise transfer the shares of the Company’s common stock issued to them for a period of six months following the completion of the acquisition. Other than the shares of common stock issued to Guru note holders for concellation of the Guru Notes, no additional consideratioin was paid for the shares of Guru.

Acquisition of PowerSpike Assets

On November 9, 2022, the Company issued a total of 1,106,639 shares of its common stock to PowerSpike, Inc. ("PowerSpike") for the acquisition of certain assets of PowerSpike, including all code to PowerSpike's influencer management software and all social media sites supporting the product.

Acquisition of Neverthink Assets

On June 7, 2022 the Company acquired the code and social media assets for the video meme platform Neverthink.TV for 11,000 Euros (approximately $11,800) in an all cash transaction.

Proposed Acquisition of Social Media Network

On March 12, 2023, the Company entered into a non-binding letter of intent to acquire a social media network. The Company is in the process of completing due diligence in respect of the proposed acquisition. If the proposed acquisition is consummated, the Company estimates that the proposed target will add close to $11M in additional annual revenue based on unaudited management prepared financial statements for the proposed target. The proposed acquisition price will involve a combination of cash and equity, with the final purchase price still to be determined. Subject to the satisfactory completion of the Company's due diligence investigations and the successful negotiation of a binding definitive agreement, the Company expects the transaction to complete some time in May 2023. There is no assurance that the proposed acquisition will complete as contemplated or within the time frame expected.

Amendment to Company Articles

Effective January 18, 2023, the Company amended its articles of incorporation by:

(a) increasing the number of authorized shares of common stock, par value $0.001 (the "Common Stock") from 500,000,000 shares of Common Stock to 850,000,000 shares of Common Stock; and

(b) creating a class of preferred stock, par value $0.001 (the "Preferred Stock") and authorizing the issuance of up to 100,000,000 shares of Preferred Stock.

The rights and restrictions attached to the Company's Common Stock remain unchanged.

The Preferred Stock provides the Company's board of directors (the "Board") with the discretion to establish one or more series of Preferred Stock, the number of shares constituting that series, and the rights, privileges and restrictions attached to each series so established. The rights, privileges and restrictions attached to any series of Preferred Stock established by our Board may be greater than those available to holders of the Company's Common Stock.

Products and Services

Kast

Kast is a social video application Kast that allows users to host public or private watch parties with friends on their PC, Mac, web and mobile. Kast's technology is unique to the creation of intimate private watch parties, aka spectate, that scales with millions of users. Kast is at the intersection of fast-growing markets in live events, social media and video streaming with its multi-channel watch party solution. During COVID19, Kast received fast user adoption and has had steady monthly recurring revenue since adding a premium subscription service in February 2020.

Kast is a virtual living room for all users to host public or private events, watch content together, or interact socially on a scalable platform on their computer or mobile. Users can elect to subscribe for premium features and better bandwidth or enjoy the free features provided. Kast's revenue model is considered to be "Freemium".

Kast is built on a number of cloud-based technologies that in concert perform the duties of relational data management, app communication, webRTC server provisioning and load balancing of those server resources in relation to active video parties.

Kast has client apps for desktop, web, iOS, Android platforms that communicate with the backend service-oriented architecture REST APIs to add, update and retrieve relational and status data. When a user enters a party, they are handed off to a webRTC server with a custom webSocket and its own REST API layer that handles most of the party status signaling and management.

Kast provides support for:

Social media platforms:

  Full text chat implementation (direct messages, group chat, emoticons, animated reactions)
  Connecting to friends
  Party / Virtual Room memberships
  Realtime presence
  Notifications
  120 people in each party (20 can stream + 100 can watch/chat)

Video chat:

  Fully featured video chat based on WebRTC
  Real time bandwidth adaptation based on network condition
  20 people supported in each party

Real-time content sharing:

  Synchronized video streaming
  VOD library that can be populated with any video content
  Integration with YouTube
  Ability to screenshare
  Real time transcoding of any source
  Proven scale to concurrent 100,000 users

Safety:

  Party moderation rights
  Banning, kicking and blocking
  Community reports linked to Slack
  A moderation platform for internal use

System monitoring:

  Grafana system monitoring and alerts
  Mixpanel metrics and behavioral data

Kast has a software as a service (SaaS) offering at a monthly charge or annual charge for premium subscribers. Currently Kast offers three tiers of membership:

	Free	Base	Premium
Join parties	X	X	X
Invite Friends	X	X	X
Text chat	X	X	X
Voice chat	X	X	X
Video chat	X	X	X
Share free Kast TV	X	X	X
Share all Kast TV		X	X
Share screen (standard)		X	X
Premium reactions		X	X
Share screen (HD)			X
No ads			X
Premium bitrate			X
Picture-in-picture			X

Looking forward the Company believes that there are opportunities for Kast in business-to-business (B2B) and business-to-consumer fields:

  B2B: Professional virtual theater offerings with a focus on film festivals; private theaters; independent film makers.
  B2C: Watch parties as a service, "Powered by Kast" with a focus on TV manufacturers and over-the-top (OTT) media providers.

Kast sits at the intersection of three multi-billion dollar and growing markets: Live Events, Social, and Video Streaming.

Live Events: $887B projected to reach $2,194B by 2028 with a 13.5% CAGR[1]

Video Streaming: $419B projected to reach $932B by 2028 with a 12.1% CAGR[2]

Social: $192.9B projected to reach $940B by 2026 with a 25.38% CAGR[3]

Kast intends to enter new markets during 2022/2023, including gaming.

Guru Experience

Guru Experience Co. operates in the Virtual Reality Market. Guru offers museums and cultural sites a full-suite digital experience platform. Guru creates a bridge between cultural institutions and a 21st-century audience. Museums have connected people to art and culture for centuries. Guru works with museum, zoo, and aquarium partners to not only enhance the visitor experience but also provide digital strategies to meet the educational and financial goals of institutions.

_________________________________

1 https://www.prnewswire.com/news-releases/events-industry-market-size-worth--2-194-40-billion-globally-by-2028-at-13-48-cagr-verified-market-research-301455483.html

2 https://www.fortunebusinessinsights.com/video-streaming-market-103057

3 https://www.globenewswire.com/news-release/2021/08/27/2287644/28124/en/Global-Social-Networking-Platforms-Market-2021-to-2026-Featuring-Facebook-Pinterest-and-Twitter-Among-Others.html

Guru offers a user-friendly platform that makes creating, sharing, updating, and maintaining digital experiences fast and easy. These include audio tours, augmented reality, wayfinding, geolocated content, interactive maps, games, scavenger hunts, ticketing, and queuing.

Moving forward, the Company intends to integrate Guru into its creator ecosystem to provide business the necessary support to bring them into the digital world.

PowerSpike

The PowerSpike product is a comprehensive and extendable influencer management software platform that includes scalable data tracking and analysis tools, client facing reporting and monitoring applications with real-time chat processing and inference tools. More significantly, the tech stack has the ability to screen and source millions of social media handles, filtering for subject matters, number of followers, and other key characteristics. More than 70,000 creators have already signed up to use PowerSpike and the assets include a list of another 10,000,000 influencers in numerous niches.

Capitalizing on a growing demand for acquiring and analyzing data, the Company plans to expand and to monetize the new platform features by integrating and rolling out this unique platform across all other products within the Company's product portfolio and ecosystem.

Neverthink

Neverthink was a social platform for creating and sharing meme videos considered to be part of the creator economy. According to Crunchbase, 6.6M Euros were invested into the Neverthink platform through 2019 and the platform attracted fifteen million users, 85,000 creators, and 700 million total video views. However, in 2021, management and shareholders of Neverthink made the decision to shut the platform down.

The Company has revitalized key aspects of the Neverthink platform to offer to current users of the Kast social, video streaming platform in order to add user value to its current product range.

Gaming Products:

SPRT MTRX and Trivia MTRX are mobile games products that were part of Live Current Media in 2021 and 2022. The Company refreshed SPRT MTRX during 2nd half 2022 and after evaluation, the Company does not intend to continue developing SPRT MTRX or Trivia MTRX in its current form, and continues to focus on the strategy of supporting the Creator Economy through its other platforms.

Creator Economy

Market. The creator economy, valued at $104 Billion has traditionally been dominated by sponsorships for professional influencers4. However, according to Influencer Marketing Factory, the market is shifting towards new monetization methods such as merchandise, virtual tickets, digital gifting, and subscriptions5. There are over 250 million "Independent Creators" with less than 100,000 followers, comprising around 83% of creators worldwide, looking for a platform to grow and monetize their content6. The Company is committed to providing that home and community where they can thrive.

_________________________________
4 https://blog.adobe.com/en/publish/2023/03/17/is-social-media-content-creation-just-a-side-hustle#:~:text=As%20of%202021%2C%20the%20creator,hobby%20or%20'side%2Dhustle

5 https://influencermarketinghub.com/income-disparity-creator-economy/

6 https://news.adobe.com/news/news-details/2022/Adobe-Future-of-Creativity-Study-165M-Creators-Joined-Creator-Economy-Since-2020/

Business Model. The Company monetizes creators and their communities through a combination of subscriptions, licensing agreements, and is in the process of integrating addition revenue streams including advertising, transaction fees, digital gifting, and revenue sharing on digital purchases.

Development. The Company will continue to integrate acquisitions, while developing its ecosystem, and creating additional streams of revenue. The Company is actively pursuing an intelligent acquisition strategy that enhances its platform, honing in on what it calls "Small Tech" leaders, i.e. companies that have extensive and passionate fan bases and highly evolved products but lack the proper funding or entered the market too early.

Competition

Live Current Media is a content-agnostic open platform focused on a community supported model, not reliant on advertising in this volatile macro-environment. This enables Live Current to compete against others in the market by generating multiple streams of revenue outside of advertising.

The Company is media technology company involved in the Creator Economy. The Company competes with video streaming services, social media providers and virtual reality platforms. These business areas are characterized by rapid technological change, frequent product innovation and the continuously evolving preferences and expectations of users, advertisers, content partners, platform partners and developers.

The market for social media platforms, video streaming services, virtual reality platforms and game development is characterized by rapid technological change, frequent product innovation, changing user preferences and expectations. The Company faces significant competition in every aspect of its business. Many of the Company's competitors are more established, have greater market share, greater user adoption and greater financial and other resources. In addition to competition for its products, the Company also competes to attract, engage and retain advertisers, content providers, platform partners and developers, employees, software engineers and designers and product managers.

Competitors of the Company include:

  Companies that offer products that enable people to create and share ideas, videos, and other content and information.
  Companies that offer advertising space and opportunities to advertisers.
  Companies that develop applications, particularly mobile applications, that create, syndicate and distribute content across different platforms.
  Traditional, online, and mobile businesses and media companies that enable people to consume content or marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Some of these competing companies and their products include Discord, Amazon (Twitch), ByteDance (TikTok), Salesforce (Slack), Microsoft (Teams, Skype, LinkedIn), Twitter, Meta (Facebook, Instagram, WhatsApp), Alphabet (Google Chat, Google Meet, YouTube), and Snap (Snapchat).

If the Company is unable to compete effectively for users of its platform or apps, software engineers and developers, advertisers, or other resources, the Company's business and operating results could be harmed. See "Risk Factors".

Intellectual Property

To protect our intellectual property rights, we rely on a combination of patents, trade secrets and trademarks. We have 8 granted patents, 2 allowed and 1 pending, all related to video streaming and marketplace for video content.

In addition, we own a number of registered trademarks relating to our brand and business:

Evasyst™
Play Together. Watch Together. Be Together.™

as well as 2 trademark applications in process.

Government Regulation

The Company is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to its business, including laws and regulations relating to privacy, data protection, cybersecurity, publication rights, content regulation, data localization, intellectual property, competition, protection of minors, consumer protection, credit card processing, taxation or other matters. Many of the laws and regulations impacting the Company's business, particularly in the area of privacy and data protection, are still evolving and could be developed, interpreted or applied in a manner that is inconsistent from region to region. The Company's current policies and practices may not be consistent with all of these laws and regulations or how those laws and regulations are interpreted, and as a result, the Company's business could be negatively impacted. People may also be restricted from accessing the Company's platforms or apps from or in certain countries.

See "Risk Factors".

Employees

Today, the Company has a total fifteen (15) employees (including subsidiaries). During 2022, the Company had a peak of twenty-six (26) employees (including subsidiaries).

Facilities

The Company does not currently own any real property. The Company currently leases its principal executive offices located at 10801 Thornmint Rd., Suite 200, San Diego, CA, 92127. The Company believes that its existing facilities are sufficient for its current needs. In the future, the Company may need to expand its offices or facilities. If that occurs, the Company believes that it will be able to do so on commercially reasonable terms.

ITEM 1A. RISK FACTORS

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

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

Risks Related to the Company's Business

There is substantial doubt about our ability to continue as a going concern. The Company has not achieved profitable operations, has incurred recurring operating losses since inception. For the year ended December 31, 2022, the Company incurred a net loss of $15.1 million and used cash in operating activities of $3.4 million, and at December 31, 2022, the Company had a stockholders' deficit of $3.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's December 31, 2022, audited financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

  our ability to maintain and develop new and existing revenue-generating relationships;
  our ability to improve or maintain gross margins in our business;
  the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
  our ability to significantly increase our subscriber base and retain customers;
  our ability to enforce our contracts and collect receivables from third parties;
  our ability to develop, acquire and maintain an adequate breadth and depth of content via original productions, co-productions, commissions and/or licenses;
  changes by our competitors to their product and service offerings;
  increased competition;
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
  our ability to maintain and develop new and existing marketing relationships;
  our ability to maintain, upgrade and develop our website, our applications through which we offer our service on our customers' devices and our internal computer systems;
  fluctuations in the use of the Internet for the purchase of consumer goods and services such as those offered by us;
  technical difficulties, system downtime or Internet disruptions;
  our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;
  our ability to attract and retain sponsors and prove that our sponsorship offerings are effective enough to justify a pricing structure that is profitable for us;
  the success of our program sales to other media companies;
  our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;
  governmental regulation and taxation policies; and
  general economic conditions and economic conditions specific to the Internet, online commerce and the media industry.

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

Government Licensing Requirements. Currently, other than business and operations licenses applicable to most commercial ventures, the Company is not required to obtain any governmental approval for its business operations. There can be no assurance, however, that governmental institutions will not, in the future, impose licensing or other requirements on the Company. Additionally, as noted below, there are a variety of laws and regulations that may, directly or indirectly, have an impact on the Company's business.

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

Advertising Regulations. In response to concerns regarding "spam" (unsolicited electronic messages), "pop-up" web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations which would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting and promoting sales on the Internet.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Live Current's business and add additional costs to doing business.

Competition. The Company competes with many companies possessing greater financial resources and technical facilities than itself. In addition, some of these competitors have been in business for longer than us and may have established more strategic partnerships and relationships than the Company.

Intellectual Property.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could harm our business and our ability to compete.

Intellectual property rights are important assets of our business and we seek protection for such rights as appropriate. To establish and protect our trade secrets, trademarks, copyrights, and patents as well as restrictions in confidentiality, license and intellectual property assignment agreements we enter into with our employees, consultants and third parties. Various circumstances and events outside of our control, however, pose threats to our intellectual property rights. We may fail to obtain effective intellectual property protection, effective intellectual property protection may not be available in every country in which our products and services are available, or such laws may provide only limited protection. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, circumvented, infringed or misappropriated which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business.

Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We may be required to protect our rights in different countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available.

We also seek to obtain patent protection for some of our technology. We may be unable to obtain patent protection for our technologies. Even if patents are issued from our patent applications, which is not certain, our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

While the Company believes that its products and operations will not violate the intellectual property rights of third parties, other parties could bring legal actions against the Company claiming damages and seeking to enjoin the marketing and sale of the Company's products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to the Company and diversion of effort by its management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to market the affected products. There can be no assurance that the Company would prevail in such action or that any license required under any such patent would be available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have material adverse effect on the Company's business. In addition, if the Company was to become involved in such litigation, it could consume a substantial portion of the Company's time and resources.

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

Risks Related to the Company's Securities

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company's financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As further disclosed in "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, management had identified material weaknesses specifically relating to deficiencies in its internal controls over (i) written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over the financial reporting process and we had inadequate segregation of duties consistent with control objectives. The Company has taken actions to remediate the material weaknesses.

Although we are implementing plans to remediate this material weakness, we cannot be certain of the success of the plans. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures or our internal controls over financial reporting are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports, which may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

Additional financing will be required. The Company anticipates that it will require significant additional financing to fund its proposed business development plans. The costs of developing the Company's platforms are anticipated to be substantially greater than the Company's existing financial resources, and the Company anticipates that it will require substantial financing to develop and operate its businesses over the next 12 months.

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

Additional issuances of capital stock will dilute existing stockholders. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock and/or preferred stock. Issuing shares of common stock or preferred stock, for financing purposes or otherwise, will dilute the interests of existing stockholders. The Company also expects to issue shares of its common stock or preferred stock as part of its ongoing acquisition strategy. Existing stockholders will have their interests diluted as a result of that strategy.

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

Uncertainty due to recent financial market events. Inflation poses risk to the economy overall and could indirectly pose challenges to our business. Elevated inflation can impact our business customers through loss of purchasing power, leading to lower sales. In addition, sustained inflationary pressure has led the Federal Reserve to raise interest rates several times during 2022. The failure of three regional banks in March 2023 and the resultant negative outlook on the banking sector has created concern regarding the exposure of banks to interest rate risk, and the exposure of banks to unrecognized investment losses due to investments classified as "held to maturity" on the balance sheet.

ITEM 2. PROPERTIES

The Company does not currently have any interests in any real property.

The Company and its subsidiaries operate from their principal office at 10801 Thornmint Road, Suite 200 San Diego, CA 92127.

ITEM 3. LEGAL PROCEEDINGS

Settlement with San Diego Innovation Center.

On April 30th, 2021, San Diego Innovation Center, commenced a legal action in the Superior Court of California, County of San Diego, Central Division against Evasyst for breach of lease. These proceedings related to a 5-year lease that Evasyst entered into in December 2019 prior to the COVID-19 pandemic and the stay at home order issued by the Governor of California in March 2020. San Diego Innovation Center relet the property in June 2021 and is now in mediation for a lease settlement. These proceedings were scheduled for trial in August 2022. The Company reached a settlement with the San Diego Innovation Center for $180,000, payable over 18 months, where as end of today $20,000 has been paid. The Company is seeking to reduce this amount through negotiation of faster payment schedule.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of the Company's Shares

As of the date of this Annual Report, the Company had 293 registered shareholders. The number of registered shareholders does not include shareholders holding their shares on deposit with brokers or dealers and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

February 2022 Convertible Note Offering

On February 15, 2022 the Company completed a private placement offering (the "February 2022 Convertible Note Offering") of Original Issue Discount Senior Convertible Promissory Notes (the "February 2022 Convertible Notes") and warrants to purchase shares of the Company's common stock (the "February 2022 Warrants") with Mercer Street Global Opportunity Fund, LLC ("Mercer") pursuant to a securities purchase agreement between the Company and Mercer (the "February 2022 Securities Purchase Agreement"). Under the February 2022 Convertible Note Offering, for an aggregate purchase price of $1,500,000, the Company issued to Mercer a February 2022 Convertible Note having a face value of $1,620,000, and February 2022 Warrants to purchase a total of 3,573,529 shares of the Company's common stock. The February 2022 Securities Purchase Agreement originally provided for a second tranche of February 2022 Convertible Notes having a face value of $1,080,000 and February 2022 Warrants to purchase up to an additional 2,382,353 shares of the Company's common stock for gross proceeds of $1,000,000, issuable at the request of the Company. In October 2022, the terms of the February 2022 Securities Purchase Agreement to remove the second tranche.

The February 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum and are convertible into shares of the Company's common stock, originally at an initial conversion price of $0.34 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. In October 2022, the Company and Mercer amended the terms of the February 2022 Convertible Notes whereby the conversion rate of the February 2022 Convertible Notes was changed from $0.34 to $0.18 per share. The Company may prepay the February 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the February 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the February 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the February 2022 Convertible Notes. The February 2022 Convertible Notes contain a number of customary events of default. Additionally, the February 2022 Convertible Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the February 2022 Convertible Notes.

The February 2022 Warrants are exercisable at an initial exercise price of $0.60 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the February 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

In addition to the forgoing, under the February 2022 Securities Purchase Agreement, until such time as there are no February 2022 Convertible Notes outstanding, if the Company proposes to offer and sell any securities of the Company in a subsequent financing, Mercer may elect to surrender its February 2022 Convertible Notes and February 2022 Warrants for securities of the same type offered in such subsequent financing on the same terms and conditions as that subsequent financing. Subject to certain stated exceptions, the Company is prohibited from incurring any debt, filing registration statements, entering into any variable rate transactions while the February 2022 Convertible Notes are outstanding, and until the earlier of 90 days following closing of the second tranche, or 180 days following closing of the first tranche, the Company is prohibited from issuing any shares of its common stock.

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

October 2022 Convertible Note Offering

On October 27, 2022, the Company completed a private placement offering (the "October 2022 Convertible Note Offering") of Original Issue Discount Senior Unsecured Convertible Promissory Notes (the "October 2022 Convertible Notes") and warrants to purchase shares of the Company's common stock (the "October 2022 Warrants") with Mercer pursuant to a securities purchase agreement between the Company and Mercer (the "October 2022 Securities Purchase Agreement"). For purchase price of $700,000, the Company issued October 2022 Convertible Notes having an aggregate original principal amount of $755,000 and October 2022 Warrants exercisable for a total of 3,145,833 shares of the Company's common stock.

The October 2022 Convertible Notes mature 24 months after issuance, bear interest at a rate of 4% per annum, and beginning on the 6 month anniversary of the Original Issue Date, and are convertible into shares of the Company's common stock at an initial conversion price of $0.18 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay the October 2022 Convertible Notes (i) at any time during the first 90 days following closing at the face value of the October 2022 Convertible Notes, (ii) at any time during the period from 91 to 180 days following closing at a premium of 110% of the face value of the October 2022 Convertible Notes, and (iii) thereafter at 120% of the face value of the October 2022 Convertible Notes. The October 2022 Convertible Notes contain a number of customary events of default. Additionally, the October 2022 Convertible Notes are secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company, pursuant to a security agreement that was entered into in connection with the issuance of the October 2022 Convertible Notes.

The October 2022 Warrants are exercisable at an initial exercise price of $0.32 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the October 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

On December 6, 2022 the Company's CEO Mark Ollila participated in the October 2022 Convertible Notes round with a principal balance of $115,000 that bears interest at 4.0% per annum and matures in 24 months. and beginning on the 6 month anniversary of the Original Issue Date, and are convertible into shares of the Company's common stock at an initial conversion price of $0.18 per share, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Warrants are exercisable at an initial exercise price of $0.32 per share for a term ending on the 5 year anniversary of the date of issuance. The exercise price of the October 2022 Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances

In addition to the forgoing, under the October 2022 Securities Purchase Agreement, until such time as there are no October 2022 Convertible Notes outstanding, if the Company proposes to offer and sell any securities of the Company in a subsequent financing, Mercer may elect to surrender its October 2022 Convertible Notes and October 2022 Warrants for securities of the same type offered in such subsequent financing on the same terms and conditions as that subsequent financing. Subject to certain stated exceptions, the Company is prohibited from incurring any debt, filing registration statements, entering into any variable rate transactions while the October 2022 Convertible Notes are outstanding, and until the earlier of 90 days following closing of the second tranche, or 180 days following closing of the first tranche, the Company is prohibited from issuing any shares of its common stock.

The October 2022 Convertible Notes and October 2022 Warrants may not be converted or exercised by the holder if, after give effect to such conversion or exercise, the holder would beneficially own greater than 4.99% of the Company's outstanding common stock, provided that the holder may, on not less than 61 days prior written notice to the Company, increase the limitation to 9.99% of the Company's outstanding common stock.

The October 2022 Convertible Note Offering was completed pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D of the Securities Act, on the basis that Mercer is an "accredited investor" as defined in Rule 501 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis

The following selected financial data was derived from the Company's audited consolidated financial statements for the year ended December 31, 2022. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022 and related notes included elsewhere in this report. During the 2023 fiscal year, the Company expects to focus its resources on the development of its platform to grow market share in the creator economy. This platform combines capabilities from the Company's acquisitions during the 2022 fiscal year, expanding its offering in the market. As a result, historical results and capital requirements are not expected to be reflective of the Company's financial results and capital requirements moving forward.

The acquisition of Evasyst, Inc. ("Evasyst") was accounted for as a reverse acquisition, with Evasyst being treated as the acquiring entity for accounting and financial reporting purposes. As such, moving forward the financial statements of the Company will be presented as a continuation of the operations of Evasyst.

Summary of Results

	Year ended December 31,
	2022	2021	% Change
Revenues	$488,018	$427,868	14.06%

Operating expenses (income)
Software and platform development costs	603,833	277,238	117.80%
Gain on settlement of lease liability	(399,230)	—	n/a
General and administration	2,465,577	279,700	786.77%
Depreciation and amortization	22,810	19,665	16.00%
Wages and salaries	2,639,145	29,615	8,811.51%
Gain on sale of domain name	(89,903)	—	n/a
Cost of goods sold	55,800	—	n/a
Impairment of goodwill and intangibles	9,592,424	—	n/a
Impairment of right to use lease asset	—	354,895	n/a
	$14,905,183	$961,113	1450.83%

Results of Operation

Revenue

The Company recognized revenue of $488,018 which is primarily derived from subscription-based services and software-as-a-service for the year ended December 31, 2022 compared to $427,868 for the year ended December 31, 2021, which is an increase of $60,150. The increase in revenue is primarily a result of the acquisition of Guru Experience, Co., who's operations are included in the Company's financial statements from the date of acquisition on November 23, 2022.

The Company's revenue primarily consists of software subscription fees that allow customers to access the hosted software over the contract period. The revenue arrangements do not contain general rights of refund in the event of cancellations. In addition, service revenue represents fees for services provided that are not covered under subscription arrangements. The Company recognized revenue of $321,771 associated with Live Current's software subscriptions for the year ended December 31, 2022 compared with $427,868 in the comparable prior period, which is a decrease of $106,097.

Acquired company Guru Experience, Co.'s revenue primarily consists of software subscription fees that allow customers to access the hosted software over the contract period.

The following table disaggregates revenue by major source for the period from the date the Company acquired Guru Experience, Co. to December 31, 2022 is as follows:

2022
Subscription fees	$161,080
Service revenue	$5,166
$166,247

During the period since acquisition, revenue to the Company's largest customers represented approximately 28%, 23%, 14%, and 11% of total revenue. As of December 31, 2022, the Company had accounts receivable due from four customers which represented 26%, 26%, 16%, and 16%, respectively, of its total accounts receivable.

The Company is in the process of integrating its platforms and expects to begin generating additional streams of revenue in the 2023 fiscal year. Anticipated revenue streams include subscription-based services and software-as-a-service, with the additions of transaction fees, advertising, and revenue share agreements across its platforms. There is no assurance that the Company will realize additional revenues from these revenue streams moving forward.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $14,905,183 compared to $961,113 for the year ended December 31, 2021, an increase of $13,944,070. The change is mainly due to an increase in Wages and Salaries, which was $2,639,145 for the year ended December 31, 2022 compared with $29,615 in the comparable prior period, which is an increase of $2,609,530. Wages and Salaries is comprised of the Company's current employees. The Company had hired 21 employees and engaged with 15 contractors post merger of Evasyst and Live Current. General and Administrative costs increased for the period with insurance and other operating expenses associated with a larger workforce and professional consultants. Software and Platform Development costs increased for the period with the integration, improvements, and maintenance of the Company's platforms. Majority of these costs were non-cash items associated with the RTO of Evasyst and Live Current, including $1.6MM in transaction costs, and $9.6MM in impairment charge of goodwill and other intangibles.

Net Loss

The Company recorded a net loss of $15,187,697 for the year ended December 31, 2022 compared to $392,329 for the comparable prior period. The majority of the difference is the result of Impairment of Goodwill and Intangibles which were $9,592,424 for the year ended December 31, 2022, which was comprised of goodwill attributed to Evasyst at the merger. Non-cash expenses associated with the merger from Q1 2022 were abnormally high, totaling $1,577,250, which represents roughly 11% of operating expenses for the year ended December 31, 2022.

Liquidity and Capital Resources

Live Current reduced its operating expenses in January of this year by furloughing employees, and maintaining its core team with the directive of completing key acquisitions within the Creator Economy. In addition to reducing the Company's monthly burn, LIVC has raised additional funds through a combination of debt and equity during Q1 2023.

The Company is currently seeking additional equity financing and has received some subscriptions for the first tranche. Proceeds from the Company's financing will be used for additional key acquisitions, including a key Creator Economy platform that has signed a non-binding LOI. Funds will also be used to finance the Company's operations. Concurrently, the Company has recently refinanced existing loans at a better rate, and providing additional cash to fund growth.

Capital Resources

	December 31
	2022	2021

Total Current Assets	$373,095	$19,311
Total Assets	498,814	46,788

Current Liabilities	1,932,838	962,990
Total Liabilities	4,281,174	4,060,109

Working Capital (deficit)	$(1,559,743)	$(943,679)

Cash Flows

	Year Ended December 31
	2022	2021

Net cash provided by (used in) operating activities	$(3,399,885)	$21,547

Net cash used by investing activities	2,413,456	—

Net cash provided by (used in) financing activities	1,146,207	(22,000)

Net increase (decrease) in cash	$159,778	$(453)

The Companyhad a working capital deficit of ($1,559,743) on December31, 2022 as compared to a working capital deficit of ($943,679) at December 31, 2021. The increase in the working capital deficit was primarily due to a significant increase in Evasyst's current liabilities during 2022.

Cash provided by investing for the year ended December 31, 2022 was $2,413,456, and was primarily related to cash acquired of $2,425,790 in the reverse acquisition of Live Current Media in April 2022. There was no cash provided by or used in investing activities for the year ended December 31, 2021.

Cash provided by financing activities for the year ended December 31, 2022 was $1,146,207, and was primarily related to net cash proceeds from senior secured promissory notes, convertible notes, and financing agreements. Cash used in financing agreements was $22,000 for the year ended December 31, 2021.

Any long-term financing that we obtain in the future is expected to come from sales of our equity securities and/or convertible debt financing. There is no assurance that we will be able to obtain financing in amounts sufficient to meet our short-term or long-term capital needs. If the Company is successful in completing any equity or convertible debt financings, of which there is no assurance, or if an issuance of equity securities in payment for the goods or services provided, existing shareholders will likely experience a dilution of their interest in the company.

If the Company is not successful in raising sufficient financing, it will not be able to complete the current plan of operation and may not be able to continue as a going concern. The Company does not have any specific alternatives to the current plan of operation and has not planned for any such contingency. If the Company is not able to raise sufficient financing, the business may fail and existing shareholders may lose all or part of their investment.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the fiscal years ended December 31, 2022 and 2021, including:

(a)	Report of Independent Registered Accounting Firm (PCAOB ID:572)

Report of Independent Registered Accounting Firm (PCAOB ID:1173)

(b)	Consolidated Balance Sheets as at December 31, 2022 and 2021;

(c)	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;

(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021;

(e)	Consolidated Statements of Stockholders' Equity; and

(f)	Notes to the Consolidated Financial Statements.

LIVE CURRENT MEDIA INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Live Current Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Live Current Media, Inc. (the "Company") as of December 31, 2022, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reverse Acquisition

As described in Note 2 to the consolidated financial statements, in April 2022, the Company completed its merger with Evasyst Inc. ("Evasyst") pursuant to the terms of a merger agreement, by which a wholly-owned subsidiary of the Company merged with and into Evasyst, with Evasyst continuing as a wholly-owned subsidiary of the Company, and the business conducted by Evasyst became the primary business conducted by the Company. Management accounted for the transaction as a reverse acquisition and identified Evasyst as the accounting acquirer.

We identified the accounting for the reverse acquisition as a critical audit matter because of the significant judgments management made in identifying the accounting acquirer and the significant impacts this decision has on the presentation of the Company's financial statements. This required a high degree of auditor judgment and increased auditor effort in auditing the accounting for and presentation of the reverse merger.

The primary procedures we performed to address this critical audit matter included:

  We read the merger agreement and interviewed management to understand the significant terms of the transaction
  We considered Evasyst's significant post-merger control of the relative voting rights of the combined entity, and Evasyst's ability to appoint the majority of the members of the Board of Directors as well as management in the combined entity.

Goodwill Impairment Assessment

As described in Note 1 to the consolidated financial statements, management tests its goodwill for impairment on December 31 or more frequently if circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, the Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test, the Company determined that goodwill was impaired by $9,258,441. As a result of the impairment loss recognized, the carrying amount of the Company's goodwill was reduced to zero as of December 31, 2022.

We identified the evaluation of goodwill impairment as a critical audit matter because of the significant judgment by management when determining the fair value of the reporting unit. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

  We obtained management's impairment analysis and evaluated the reasonableness of the significant assumptions used by management in preparing the impairment analysis.

We have served as the Company's auditor since 2022.

/s/Weinberg & Company, P.A.

Los Angeles, California

April 21, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Live Current Media Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Live Current Media Inc. (formerly Evasyst Inc.) (the "Company") as of December 31, 2021, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations, and has incurred recurring operating losses and further losses are possible. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company's auditor since 2022. In 2022 we became the predecessor auditor.
Vancouver, Canada
July 8, 2022

LIVE CURRENT MEDIA INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS

Current assets
Cash	$169,551	$9,773
Accounts receivable	112,676	-
Prepaid expenses and other current assets	90,868	9,538
Total current assets	373,095	19,311

Fixed assets, net	115,789	12,749
Other assets	9,930	14,728
Total assets	$498,814	$46,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$952,278	$397,187
Accrued expenses	344,118	103,557
Accrued rent payable	160,000	256,519
Deferred revenue	56,466	34,202
Financing arrangements - advances on future receipts	369,976	-
Secured promissory note	-	30,000
Secured promissory note - related parties	50,000	8,000
Operating lease liability	-	133,525
Total current liabilities	1,932,838	962,990

Convertible notes	511,759	2,715,343
Convertible notes, related parties	272,020	-
Financing arrangements - - advances on future receipts, long term	18,396	-
Interest payable	-	210,013
Warrant derivative	400,161	-
Operating lease liability	-	171,763
Total liabilities	3,135,174	4,060,109

Commitments and contingencies

Stockholders' deficit:
Preferred stock $0.001 par value, 100,000,000 shares authorized; nil and 907,232 issued and outstanding, respectively	-	4,121,206
Common stock $0.001 par value; 850,000,000 shares authorized; 160,559,027 and 42,635,457 shares issued and outstanding, respectively	163,559	42,635
Additional paid in capital	20,974,797	202,041
Common stock to be issued (1,106,639 shares at December 31, 2022)	248,994	-
Stock subscription receivable	-	(87,190)
Accumulated deficit	(24,023,710)	(8,292,013)

Total stockholders' deficit	(2,636,360)	(4,013,321)

Total liabilities and stockholders' deficit	$498,814	$46,788

See accompanying notes to the consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Revenues	$488,018	$427,868

Operating expenses (income)
Cost of goods sold	55,800	-
Software and platform development costs	603,833	277,238
Depreciation and amortization	22,810	19,665
Wages and salaries	2,639,145	29,615
General and administrative	2,480,304	279,700
Gain on sale of domain name	(89,903)	-
Impairment of goodwill and intangibles	9,592,424	-
Impairment of right to use lease asset	-	354,895
Gain on settlement of lease liability	(399,230)	-
Total operating expenses	14,905,183	961,113

Loss from operations	(14,417,165)	(533,245)

Other income (expense)
Interest and financing expense	(1,378,336)	(124,647)
Loss on cancellation of subscription receivable and related interest receivable	(96,432)	-
Gain on forgiveness of CARES Act loan	-	265,952
Change in fair value of warrant derivative	191,429	-
Other income (expense), net	(31,193)	(389)

Total other income (expense)	(1,314,532)	140,916

Net loss	$(15,731,697)	$(392,329)

Net Loss per Common Share:
Basic & Diluted	$(0.13)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	124,686,590	42,635,457

See accompanying notes to the consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

					Additional Paid-in Capital	Common Stock to be issued	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	907,232	$4,121,206	42,635,457	$42,635	$174,832	$-	$(87,190)	$(7,899,684)	$(3,648,201)
Net income	-	-	-	-	-	-	-	(392,329)	(392,329)
Stock based compensation	-	-	-	-	27,209	-	-	-	27,209
Balance at December 31, 2021	907,232	$4,121,206	42,635,457	$42,635	$202,041	$-	$(87,190)	$(8,292,013)	$(4,013,321)

Balance at January 1, 2022	$907,232	$4,121,206	$42,635,457	$42,635	$202,041	$-	$(87,190)	$(8,292,013)	$(4,013,321)
Net loss	-	-	-	-	-	-	-	(15,731,697)	(15,731,697)
Forgiveness of subscription receivable	-	-	-	-	-	-	87,190	-	87,190
Conversion of preferred shares to common shares	(907,232)	(4,121,206)	40,652,380	40,652	4,080,554	-	-	-	-
Convertible debt and accrued interest converted to common shares	-	-	26,212,690	26,213	3,558,181	-	-	-	3,584,394
Common shares issued for common stock payable	-	-	7,366,460	7,367	999,851	-	-	-	1,007,218
Share issued for the exercise of stock options	-	-	2,511,290	2,511	10,273				12,784
Options exercised on a cashless basis	-	-	5,621,723	5,622	(5,622)	-	-	-	-
Shares assumed as a result of reverse acquisition	-	-	35,559,027	35,559	9,630,693	-	-	-	9,666,252
Shares issued for acquisition of Guru	-	-	3,000,000	3,000	691,200	-	-	-	694,200
Shares to be issued for acquisition	-	-	-	-	-	248,994	-	-	248,994
Convertible note price reset	-	-	-	-	1,690,000	-	-	-	1,690,000
Warrants issued with convertible notes	-	-	-	-	117,626	-	-	-	117,626
Balance at December 31, 2022	-	$-	163,559,027	$163,559	$20,974,797	$248,994	$-	$(24,023,710)	$(2,636,360)

See accompanying notes to the consolidated financial statements.

LIVE CURRENT MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(15,731,697)	$(392,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,592	19,665
Amortization of debt discount	916,353	-
Convertible note price reset recorded as financing expense	363,000
Stock based compensation	-	27,209
Professional fees paid with convertible debt	614,575	-
Wages and salaries paid with stock payable	964,000	-
Loss on cancellation of subscription receivable and related interest receivable	87,190	-
Impairment of lease asset	-	354,895
Impairment of goodwill and intangibles	9,592,424	-
Change in fair value of warrants	(191,429)	-
Gain on settlement of lease liability	(399,230)	-
Gain on sale of domain name	(89,903)
Gain on forgiveness of CARES Act note	-	(265,952)
Change in:
Accounts receivable	16,689	-
Prepaid expenses	(26,253)	6,957
Other assets	42,161	-
Accounts payable	235,348	146,572
Accrued expenses	267,709	118,484
Accrued rent payable	(2,578)	3,247
Deferred revenue	(96,054)	2,799
Net cash provided by (used in) by operating activities	(3,412,103)	21,547

Cash Flows From Investing Activities:
Additions to fixed assets	(105,019)	-
Proceeds from sale of domain name	89,903
Cash acquired from reverse acquisition and acquisition	2,425,790	-
Net cash used by investing activities	2,410,674	-

Cash Flows From Financing Activities:
Issuance of senior secured promissory notes	450,000	-
Borrowings under convertible debt issued with warrants	498,327	-
Borrowings under financing arrangements	355,103	-
Payments on promissory note	(30,000)	(22,000)
Payments on financing arrangements	(125,006)	-
Proceeds from exercise of stock options	12,784	-
Net cash provided by financing activities	1,161,208	(22,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,778	(453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,773	10,226
CASH AND CASH EQUIVALENTS AT END OF YEAR	$169,551	$9,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$11,714	$1,542

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for accrued expenses	$17,917	$-
Convertible note issued for accounts payable	-	11,095
Convertible note price reset	1,690,000
Stock payable issued for accrued liabilities	33,768	-
Stock payable issued for accrued interest payable	1,450	-
Stock payable issued for promissory note	8,000	-

See accompanying notes to the consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Live Current Media, Inc. was incorporated under the laws of the State of Nevada on October 10, 1995. Evasyst Inc. ("Evasyst") was a private company founded on December 18, 2015, in San Diego California, that operates a social video application called KAST. On April 22, 2022, Live Current Media completed its reverse merger with Evasyst (the "Merger"), and the business conducted by Evasyst became the primary business conducted by the Company (see Note 2). As used herein, "Live Current" refers to the Company as it existed prior to the Merger, and the "Company" refers to the consolidated accounts of Live Current and its wholly owned subsidiary Evasyst after the Merger. Accordingly, the accompanying consolidated financial statements are the historical consolidated financial statements of Evasyst for all periods presented and include the net assets and results of operations of Live Current after April 22, 2022 (see Note 2).

During the year ended December 31, 2022, the Company acquired the business of Guru Experience, Co. ("Guru), and acquired certain assets from PowerSpike, Inc. (see Note 3).

Going concern

The accompanying consolidated financial statements prepared under the assumption that the Company will continue as a going concern. The Company has not achieved profitable operations, has incurred recurring operating losses since inception, and has negative working capital at December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to further develop its business. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

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

COVID-19

The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities as businesses and governments implemented broad actions to mitigate this public health crisis. Management believes that the Company's financial results for the twelve months ended December 31, 2022 have not been materially affected by COVID-19. The extent to which COVID-19 may impact the Company's business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements prior to the closing of the Merger include the accounts and operations of Evasyst as Evasyst was determined to be the accounting acquirer for financial reporting purposes. The consolidated financial statements subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries Evasyst and Guru. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, revenue recognition, allowance for doubtful accounts, depreciable lives of assets, accruals for potential liabilities, and assumptions used in the determination of the Company's liquidity. Actual results could differ materially from those estimates.

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

The Company derives revenues from the following sources:

• Revenue from subscription services to the Company's platform services that is recognized over the subscription period. Revenue from subscription services also includes technical support, bug fixes, and when-and-if available unspecified software upgrades;

• Revenue from fees generated for professional and other services provided that are not sold under software subscription arrangements. The revenue for professional and other services is recognized when the service has been rendered.

The Company’s subscriptions services are generally sold as monthly, annual, or multi-year initial terms with renewal provisions on expiration of the initial term. Subscription services are generally payable in advance on a monthly or annual basis over the term of the subscription arrangement, which are typically noncancelable. The Company recognizes deferred revenue at each period end for contracts that have subscriptions that have been paid but expire after period end. The Company’s subscription contracts do not have a significant financing component and customer invoices are paid upfront. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

When an arrangement contains multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company allocates the transaction price to each performance obligation in a contract based on its relative standalone selling price. Noncancelable software subscription maintenance support services are considered to be a series of distinct services that are substantially the same and have the same duration and measure of progress, and the Company has concluded that they represent one combined performance obligation and revenue is recognized ratably over the contract period.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under contracts associated with software subscriptions. Such amounts are recognized as revenue over the contractual period.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash primarily consists of bank demand deposits maintained by a major financial institution. The Company's policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company may periodically have cash balances in financial institutions in excess of the FDIC insurance limit of $250,000 per account per institution. The Company has not experienced any losses to date resulting from this policy.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of our trade accounts receivable based on several factors. In circumstances where it becomes aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. At December 31, 2022 and 2021, the Company had no reserve recorded for uncollectible accounts receivable.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives of equipment range from three to five years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals that extend the life of the assets are capitalized when incurred. Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its equipment.

Intangible assets

Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Intangible assets with definite lives are amortized over their estimated useful lives. We amortize definite-lived intangible assets on a straight-line basis, generally over periods ranging from one to ten years. Costs incurred to renew or extend the life of our intangible assets are capitalized.

We review intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recorded as the amount by which the carrying value exceeds its fair value.

Goodwill

Goodwill represents the cost in excess of the consideration paid over the fair value of net assets acquired in a business combination. The Company allocates goodwill to reporting units based on the expected benefit from the business combination. The Company evaluates reporting units periodically. Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assess our goodwill for impairment at least annually as of October 1, unless events or a change in circumstances indicate an earlier impairment.

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

Stock-Based Compensation

The Company periodically issues stock options, warrants, and stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. Such awards are generally time or performance vested and are measured at the grant date fair value. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options or warrant granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods. The fair value of stock awards is generally based on the trading price of the Company's common stock. Forfeitures of awards are recognized upon occurrence.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, advertising cost totaled $170,653 and $4,095, respectively.

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

The fair value of financial instruments measured on a recurring basis was as follows as of December 31, 2022:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$400,161	-	-	$400,161
Total liabilities at fair value	$400,161	-	-	$400,161

As of December 31, 2021, there was no warrant liability. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended December 31, 2022 as follows:

2022
Warrant liability
Balance as of beginning of period - December 31, 2021	$-
Fair value of warrant liability recognized upon issuance of warrants	591,590
Change in fair value	(191,429)
Balance as of end of period - December 31, 2022	$400,161

The Company believes the carrying amount of its financial instruments (consisting of cash, accounts receivable, accounts payable and accrued liabilities, and convertible notes) approximates fair value due to the short-term nature of such instruments.

Net Loss per Share

The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. The Company does not include the impact of any potentially dilutive common stock equivalents in its basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the years ended December 31, 2022 and 2021, the Company had the following securities are excluded from the calculation of diluted income per share as their effect would have been anti-dilutive to the net loss for the periods.

	2022	2021

Stock options	1,100,000	8,133,012
Stock purchase warrants	8,413,461	-
Convertible debt	18,459,760	-
Stock payable	1,106,639	-
	29,079,860	8,133,012

Concentrations

Revenues. For the years ended December 31, 2022 and 2021, there were no customers that represented 10% or more of total revenue.

Accounts receivable. As of December 31, 2022, the Company had accounts receivable due from five customers which represented 27%, 20%, 18%, 12%, and 11% of total accounts receivable. At December 31, 2021, there were no accounts receivable.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses ("CECL") to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06") "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)." ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity's own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

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

Upon completion of the Merger, all of the outstanding shares of Evasyst's common stock were automatically converted into the right to receive an aggregate of 125,000,000 newly issued shares of Live Current's common stock. Following the Merger, Live Current's shareholders retained 35,559,027 shares of the Company's common stock, which represents 22% of the Company's common stock, and the former stockholders of Evasyst own 125,000,000 of the Company, which represents approximately 78% the Company's common stock. Following the Merger, two former directors of Live Current resigned, and five new directors were appointed by Evasyst. A third former director of Live Current who was the former CEO/CFO of Live Current resigned those positions, and continues as the President and a director of the Company.

The Merger is accounted for as a reverse acquisition. Under this method of accounting, Evasyst was determined to be the acquiring company for accounting purposes, and Live Current is treated as the acquired company. Accordingly, the assets and liabilities of Live Current were recorded at estimated fair value as of April 22, 2022, the Merger closing date. The accounting acquirer was primarily determined based on Evasyst shareholders having the larger voting interest in the post-combination company, and the ability to appoint the majority of the members of the Board of Directors as well as management in the post-combination company.

Consideration transferred by Evasyst is comprised 35,559,027 shares of common stock held by Live Current's shareholders with a fair value of $9,423,142 based on the trading price of the Company's common stock on the date of the merger. In addition, the acquisition date fair value of 1,100,000 options held by Live Current employees to purchase shares of common stock of $243,108 is included as part of the consideration transferred. The Live Current options were in substance exchanged for share-based payment awards of Evasyst. The fair value of the stock options was calculated using the Black Scholes option model with the following variables: exercise price $0.10, stock price - $0.265, weighted average volatility - 148.28%, discount rate - 0.43%, and weighted average term of 0.67 years.

The purchase price consideration and provisional allocation to net assets acquired is presented below.

Fair value of consideration
Live Current shares of common stock	$9,423,142
Live Current stock options	243,108
Total fair value of consideration	$9,666,250

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Assets
Cash and cash equivalents	$2,355,065
Prepaid expenses and other assets	437,932
Acquisition related goodwill-provisional	8,406,199
Total assets acquired	11,199,196

Liabilities
Accounts payable accrued expenses	(89,921)
Convertible notes payable	(1,443,025)
Total liabilities assumed	(1,532,946)
Fair value of net assets acquired	$9,666,250
At December 31, 2022, management performed an impairment analysis of the acquisition related goodwill-provisional and determined that the goodwill-provisional was fully impaired. As such, for the year ended December 31, 2022, the Company recorded an impairment loss of $8,406,199 for the balance of Live Current reverse acquisition goodwill-provisional.

From acquisition date through December 31, 2022, Live Current had revenue of $321,771 and incurred a net loss of $730,822.

The pro forma financial information below represents the combined results of operations for the years ended December 31, 2022 and 2021, as if the acquisition had occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	For the year ended December 31,
	2022	2021

Revenue	$488,018	$427,868
Earnings	$(16,343,210)	$(624,328)

3. Acquisitions

Acquisition of Guru Experience Co:

Effective November 23, 2022, the Company entered into an Agreement and Plan of Reorganization (the "Guru Agreement") with the Guru Experience, Co. ("Guru") whereby the Live Current agreed to acquire all of the outstanding shares of Guru. Closing of the acquisition of Guru as set forth in the Guru Agreement was completed on November 23, 2022. Upon completion of the acquisition, all of the outstanding shares in the capital stock of the Guru were cancelled without payment of any additional consideration thereon. The Company acquired Guru to expand its business into cloud-based applications.

Concurrent with the entry into the Guru Agreement and completion of the acquisition, the Company entered into a Note Cancellation Agreement (the "Note Cancellation Agreement") with the holders (the "Guru Note Holders") of certain convertible promissory notes of Guru (the "Guru Notes") having an aggregate principal amount of $675,000. Pursuant to the terms of the Note Cancellation Agreement, the Company agreed to issue to the Guru Note Holders an aggregate of 3,000,000 shares of the Company's common stock as satisfaction in full of the amounts owing under the Guru Notes. Guru Note Holders have agreed not to sell or otherwise transfer the shares of the Company's issued to them pursuant to the Note Cancellation Agreement for a period of six months following the completion of the acquisition.

Fair value of consideration
Shares of common stock (3,000,000 shares at $0.23)	$694,200

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Assets
Cash and cash equivalents	70,725
Accounts receivable	129,365
Prepaid expenses and other assets	54,508
Fixed assets	23,613
Acquisition related goodwill-provisional	852,242
Total assets acquired	1,130,453

Liabilities
Accounts payable accrued expenses	(178,948)
Deferred subscription revenue	(118,318)
Financing arrangements	(138,987)
Total liabilities assumed	(436,253)

Fair value of net assets acquired	$694,200
At December 31, 2022, management performed an impairment analysis of the acquisition related goodwill-provisional and determined that it was fully impaired. As such, for the year ended December 31, 2022, the Company recorded an impairment loss of $852,242 for the balance of the Guru acquisition goodwill-provisional.

From acquisition date through December 31, 2022, Live Current had revenue of $166,247 and net income of $10,844.

The pro forma financial information below represents the combined results of operations for the years ended December 31, 2022 and 2021, as if the acquisition had occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	For the year ended December 31,
	2022	2021

Revenue	$1,288,380	$1,186,091
Earnings	$(16,260,954)	$(4,681,383)

Acquisition of assets from PowerSpike:

On November 9, 2022, the Company issued a total of 1,106,639 shares of its common stock to PowerSpike, Inc. ("PowerSpike") for the acquisition of net assets of PowerSpike, including all code to PowerSpike's influencer management software and all social media sites supporting the product. The fair value of the shares issued was $248,994 on the date of the acquisition and the net assumed liabilities were $84,989 on the date of acquisition resulting in a provisional value of recorded assets of $333,983. At December 31, 2022, the Company determined that the fair value of the net assets acquired was not recoverable and recognized an impairment of intangibles of $333,983.

Acquisition of Neverthink Assets

On June 7, 2022 the Company acquired certain software, including the code and social media assets for the video meme platform Neverthink.TV and paid approximately 11,000 Euros (approximately $11,800, plus other costs of approximately $2,500)

4. Property and Equipment, net

Property and equipment consisted of the following:

Schedule of Property and Equipment

	December 31,
	2022	2021
Computer equipment and software	$192,756	$45,935
Furniture and fixtures	41,319	21,230
	234,075	67,165
Less accumulated depreciation and amortization	(118,286)	(54,416)
	$115,789	$12,749

For the years ended December 31, 2022 and 2021, depreciation expense totaled $22,810 and $19,665, respectively.

5. Convertible Notes Payable

Convertible notes payable consists of the following:

	December 31,
	2022	2021

Convertible notes payable (a) (includes $324,000 due to related party)	$3,116,880	$-
Convertible note payable, secured, due to officer (b)	115,000	-
Convertible notes payable (c )	-	2,715,343
	3,231,880	2,715,343
Debt discount	(2,448,101)	-

Total	783,779	2,715,343
Convertible notes	(511,759)	(2,715,343)
Convertible notes-related parties	$272,020	-

(a)

Convertible notes totaling $2,576,880 issued in February 2022 and March 2022

On February 15, 2022 and March 28, 2022, Live Current issued convertible promissory notes for a total of $2,576,880 in exchange for cash of $2,386,000, net of original issue discount of $190,880. The notes bear interest at 4.0% per annum, and mature in two years. The notes were initially convertible into the Company's common stock at a conversion price of $0.34 per share. The note issued in February 2022 totals $1,620,000 and is secured by all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiaries of the Company. The notes issued in March 2022 total $956,880 and are unsecured. As part of the note issuances, the Company also granted the noteholders warrants to purchase up to 5,684,292 shares of common stock at an exercise price of $0.60 per share for a term of five years from the date of issuance with an estimated relative fair value $870,629. In addition, the Company issued 221,402 shares of its common stock with a fair value of $60,000 to registered broker dealers and incurred other legal fees of $135,000.

As a result of the issuance of these convertible notes payable, the Company recorded a debt discount of $1,178,509 to account for the notes original issue discount of $190,880, direct costs incurred of $195,000 and the relative fair value of the warrants of $792,629. The debt discount is being amortized over the term of the corresponding notes payable.

Upon completion of the Merger on April 22, 2022, the Company assumed Live Current's convertible promissory notes. On the reverse acquisition date, components of the acquired notes were as follows:

Total
Face value of convertible notes	$2,576,880
Original issue discount	(190,880)
Legal and brokerage fees recorded as discount	(217,874)
Allocation of proceeds to warrants recorded as discount	(773,786)
Allocation of proceeds to convertible notes upon issuance	1,394,340
Amortization of discount to April 22, 2022	48,685
Convertible note payable, net of discount at April 22, 2022	$1,443,025

In October 2022, the Company issued convertible notes with a conversion price of $0.18 per share and warrants with an exercise price of $0.18 per share (see below), which resulted in a down round triggering event for the notes issued in February 2022 and March 2022 and lowered the conversion price on those notes from $0.34 per share to $0.18 per share. The triggering event created an incremental value of $1,690,000, of which $1,327,000 was treated as additional debt discount to be amortized over the remaining term of the notes, and $363,000 was expensed immediately as a financing expense.

Convertible note totaling $540,000 issued in October 2022

On October 27, 2022, the Company issued an additional note to a note holder that was previously issued a $1,620,000 convertible note in February 2022 (See above). The October 2022 note is for $540,000, bears interest at 4.0% per annum, secured by all of the assets of the Company, and matures in two years. The notes have an initial conversion price into the Company's common stock of $0.18 per share. In addition, the Company paid fees of $96,633 as part of the note issuance.

The Company issued warrants to the note holder to purchase up to 2,250,000 shares of common stock at an exercise price of $0.18 per share for a term of five years from the date of issuance. The warrant contains features that require it to be accounted for as a derivative liability (see Note 9). The fair value of the warrant derivative liability on date of issuance was $591,590 which was greater than the net proceeds received from the note of $403,367. The excess amount of $188,223 was recognized as interest expense during the year ended December 31, 2022.

In total, during the year ended December 31, 2022, the Company recognized $89,632 in interest expense and $535,425 in financing costs associated with the amortization of the debt discount on the February 2022, March 2022, and October 2022 notes. The unamortized discount balance is $2,448,101 at December 31, 2022 and will be amortized over the next 1.8 years. Accrued interest on the notes is $89,632 at December 31, 2022.

(b)

On December 6, 2022, the Company issued a convertible note payable to its president and CEO, Mark Ollilia with a principal balance of $115,000 in exchange for cash of $79,960, net of original issue discount of $35,050. The note bears interest at 4.0% per annum, is secured by all of the assets of the Company, and matures in two years. The Company also issued warrants to the note holder to purchase up to 479,167 shares of common stock at an exercise price of $0.32 per share for a term of five years from the date of issuance with a relative fair value of $46,823. Upon issuance of the Notes, total debt discount of $74,667 was recorded and is being amortized over the terms of the Notes.

As of December 31, 2022, outstanding balance of the note payable amounted to $115,000 and the unamortized discount balance is $71,965.

(c)

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

6. Promissory notes, secured

In November and December 2022, the Company issued two notes for $25,000 each to two related parties. The notes bear interest at 18%, are secured by all the tangible and intangible assets of the Company, and are due on May 28, 2023. As of December 31, 2022, outstanding balance of promissory notes amounted to $50,000.

At December 31, 2021, the Company had two secured notes payable aggregating $38,000, including $8,000 due to Mark Ollila, president of the Company. The notes were issued in 2020, accrue interest at 18% per year, and were secured by all the assets of Evasyst. On March 6, 2022, Evasyst paid off one note payable with a principal balance of $30,000 plus accrued interest of $3,124. On March 29, 2022, the note payable due to Mark Ollila with a principal balance of $8,000, and accrued interest of $1,450, or a total of $9,450, were exchanged into 1,542 shares of the Company's common stock prior to the Merger.

7. Financing arrangements-advances on future receipts

During 2022, the Company entered into various lending agreements whereby the Company received secured advances from unaffiliated third parties totaling $355,103 for the purchase of future receipts/revenues of $435,682, resulting in a debt discount of $80,579. In addition, the Company assumed a lending agreement with a net balance of $138,987 related to the acquisition of Guru (See Note 3). At December 31, 2022, the outstanding principal balance on these agreements is $463,066 of which $438,387 will be paid in 2023 and $24,679 will be paid in early 2024. The unamortized discount balance on the agreements is $74,694 at December 31, 2022.

8. PPP Loan

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

9. Derivative liability

During the year ended December 31, 2022, the Company issued warrants in connection with convertible notes payable (see Note 12). 2,250,000 of the warrants provide for a Black Scholes value calculation in the event of certain transactions ("Fundamental Transactions," as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company's own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The fair value on the date of issuance was $591,590. As a derivative, the warrant is adjusted to its fair value at the end of each reporting period. During the period from the note issuance through December 31, 2022, the fair value of the warrant decreased resulting in recognition of a gain on the change in fair value of $191,429. The fair value of the warrant at December 31, 2022 is $400,161.

Fair value of warrants were calculated using a Black-Scholes model with the following inputs:

	December 31, 2022	October 27, 2022 (Date issued)
Stock price on valuation date	$0.19 - $	0.28
Exercise price	$0.32	$0.32
Expected term	4.8 years	5.0 years
Discount rate	3.73%	4.19%
Volatility	173.44%	175.24%

Fair value
Warrant liability	400,161	591,590

10. Leases

The Company leases its office in San Diego. The lease, as amended, expires in January 2024. The initial ROU asset and liability were recorded in 2019 relating to this lease were calculated based on the future lease payments due under the lease discounted using an estimated incremental borrowing rate of 12.0%. In February 2021, the Company vacated the premises and pursuant to the terms of the lease agreement was considered in default. As a result, the balance of the ROU asset of $354,895 was impaired in 2021.

Under the lease agreement, the Company was still obligated to pay the required lease payments. At December 31, 2021, the balance of accrued rent due under the agreement was $256,519 and the balance of the lease liability was $305,288. During 2022, the Company agreed to a settlement with the lessor to settle the amount due for $180,000. The Company recognized a gain on settlement of lease of $399,230 to reduce total outstanding liabilities associated with the lease of $579,230 ($305,669 in accrued rent payable and $273,561 in lease liability) to $180,000. The Company is making monthly payments of $10,000 in accordance with the settlement agreement. At December 31, 2022, the amount due on the settlement is $160,000.

In February 2022, the Company entered into a short-term lease for an office space with payments due of $5,039 per month.

During the years ended December 31, 2022 and 2021, rent expense of $72,900 and $81,146, respectively, was recognized.

11. Stockholders' Equity

During the year ended December 31, 2022, the Company issued 120,923,570 shares of its common stock as follows:

Shares issued upon mergers and acquisitions

During the year ended December 31, 2022, the Company issued 35,559,027 in connection with the reverse acquisition with Live Current Media, Inc. (see Note 2). The Company also issued 3,000,000 shares of common stock for in connection with the acquisition of Guru Experience Co (see Note 3).

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

Common stock to be issued

At December 31, 2022, the Company has a total of 1,106,639 shares of its common stock valued at $248,994 issuable for the acquisition of assets from PowerSpike (see Note 3).

Stock subscription receivable and related interest receivable

At December 31, 2021, the Company had a stock subscription receivable balance of $87,190 with accrued interest receivable of $8,505. During the year ended December 31, 2022, the Company determined that the receivables will not be collected and recognized a lost for the total of $96,432.

12. Stock options

The activity in the Company's outstanding stock options for the years ended December 31, 2022 and 2021 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Term (years)
Balance December 31, 2021 and 2020	8,133,013	-	-
Assumed in reverse acquisition	1,300,000	$0.10	0.02
Exercise	(8,133,013)	-
Expired	-	-
Forfeited	(200,000)	-
Balance December 31, 2022	1,100,000	$0.10	0.02

At the December 31, 2022, outstanding options expire in January 2023 and have intrinsic value of $99,000.

13. Stock warrants

The activity in the Company's outstanding stock warrants for the years ended December 31, 2022 and 2021 is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (years)
Balance December 31, 2021 and 2020	-	$-	-
Assumed in reverse acquisition	5,684,294	0.60
Issued in connection with convertible debt	2,729,167	0.32
Exercise	-	-
Expired	-	-
Balance December 31, 2022	8,413,461	$0.51	4.4

On April 23, 2023 in connection with its reverse acquisition with Live Current (see Note 2), the Company assumed warrants to purchase 5,684,294 of its common stock.

In October 2022, the Company issued 2,250,000 warrants in connection with convertible notes payable (See Note 5). These warrants contained features that require them to be accounted for as a derivative liability (see Note 9).

In December 2022, the Company issued 479,167 warrants issued in connection with notes payable that had a fair value of $112,986 and a relative value of $39,626. Terms of these warrants did not require them to be accounted for as a derivative liability.

14. Equity Investments

Upon the completion of the Merger on April 22, 2022, the Company acquired Live Current's investment in warrants exercisable into 2,000,000 shares of Cell MedX Corp ("CMXC"). 1,000,000 of the warrants are exercisable at $0.50 per shares, 1,000,000 of the warrants are exercisable at $1.00 per share, and all the warrants expire January 31, 2023. On December 31, 2022, the fair value of the warrants was $0. During the year ended December 31, 2022, the Company recognized a change in the fair value of the warrant of $46,038 which is included in other income (loss) on the consolidated statement of operations.

15. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2022 and 2021 due to ongoing net losses and a valuation allowance. The income tax provision (benefit) for the years ended December 31, 2022 and 2021 differ from the statutory rate of 21% as follows:

	2022	2021
Benefit computed using the statutory rate	$(3,189,000)	$(82,000)
Impact of state income tax	(1,008,000)	(26,000)
Non-deductible (taxable) items	2,687,000	(73,000)
Change in valuation allowance	1,510,000	181,000
Total income tax provision (benefit)	$-	$-

At December 31, 2022 and 2021, the Company had net deferred tax assets as follows:

	2022	2021
Net operating loss carryforwards	$2,992,000	$1,483,000
Capitalized assets	776,000	826,000
Lease liability	-	84,000
Finance-related	188,000	-
	3,956,000	2,393,000
Valuation allowance	(3,880,000)	(2,370,000)
Deferred tax assets	76,000	23,000

Warrant derivative	(53,000)
Other	(23,000)	(23,000)
Deferred tax liabilities	(76,000)	(23,000)

Net deferred tax assets	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2022 and 2021. At December 31, 2022 the Company had net operating loss carry forwards of approximately $10.8 million for federal and state purposes. Utilization of the carryforwards is limited to 80% of taxable income in any given year.

In 2022, the Company acquired two companies that have net operating loss carryforwards. Due to limitations, it is possible that a portion of carryforward will not be available to offset the Company's future taxable income. The Company is currently assessing these potential limitations.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2019 through 2021. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the consolidated financial statements.

16. Subsequent Events

In January 2023, the Company acquired Gofamer Oy ("Gofamer"). The Company agreed to issue 1.1 million shares of its common stock with a fair value of approximately $211,000 as total consideration for Gofamer. Gofamer is an influencer marketing company connecting companies/brands with creators, and enables companies/brands and creators to access in-depth data analytics from their own social media platforms, to develop and grow across multiple channels. Additionally, Gofamer gives companies/brands visibility into creators' performance across multiple social media platforms via a custom leaderboard, measuring and ranking creators' performance. Companies/brands who engage creators from Gofamer's platform for influencer marketing campaigns can produce and share detailed reports highlighting campaign performance within just a few clicks.

On January 10, 2023 (as part of the October 2022 Convertible Note transaction), the Company issued a note to Oscar Borgström with a principal balance of $100,000 that bears interest at 4.0% per annum and matures in two years. The Company issued warrants to the note holder to purchase up to 479,167 shares of common stock at an exercise price of $0.32 per share for a term of five years from the date of issuance.

Effective January 18, 2023, the Company amended its articles of incorporation and increased the number of authorized shares of common stock, par value $0.001 from 500,000,000 shares of common stock to 850,000,000 shares of common stock. In addition, the Company created a class of preferred stock, par value $0.001 and authorized the issuance of up to 100,000,000 shares of preferred stock.

The company signed a strategic advisory agreement with Maxim Investment Bank, effective March 3, 2023. The Company will issue to Maxim up to 2,500,000 shares of the Company's common stock, including 1,250,000 shares of Common Stock upon the execution of the agreement, and upon an uplisting of the Company's Common Stock to a national securities exchange (Nasdaq or NYSE), the lesser of (i) 1,250,000 shares of Common Stock and (ii) the number of shares of Common Stock having a market value of $175,000 based upon the closing price of the Common Stock on the date of completion of such uplisting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 27, 2022 Dale Matheson Carr-Hilton Labonte LLP ("DMCL") resigned as the Company's independent principal accountants, and Weinberg & Company, P.A. was appointed as the Company's new independent principal accountants. The information required under Item 304 of Regulation S-K was included in the Company's report on Form 8-K filed on September 29, 2022.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date due to a material weakness in our internal control over financial reporting described below.

Management's Annual Report on Internal Control Over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management concluded that as of December 31, 2022, the Company's internal controls over financial reporting are not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include (i) we do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; (ii) we had ineffective controls over the financial reporting process, and (iii) we had inadequate segregation of duties consistent with control objectives.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, and increasing personnel resources and technical accounting expertise within the accounting function.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and positions of the Company's executive officers and directors as of the date hereof.

Name	Age	Positions
Mark Ollila (Appointed April 22, 2022.)	53	Chief Executive Officer and Director
Steve Smith (Appointed April 22, 2022)	36	Chief Financial Officer
David Jeffs (Appointed October 15, 2010)	53	President Secretary and Director
Justin Weissberg (Appointed April 22, 2022)	32	Director
Leslie Klinger (Appointed April 22, 2022)	78	Director
Heidi Steiger (Appointed April 22, 2022)	69	Chair of the Board
Annamaria Rapakko (Appointed April 22, 2022)	66	Director

Set forth below is a brief description of the background and business experience of the Company's executive officers and directors:

Mark Ollila, Chairman, Chief Executive Officer. Mr. Ollila was appointed as our Chief Executive Officer and a member of our board of directors on April 22, 2022 upon completion of the acquisition of Evasyst. Prior to his appointment as CEO and a director of our Company, Mr. Ollila had acted as CEO and a director of Evasyst since October 31st, 2018. Before joining Evasyst as CEO, Mr. Ollila established a twenty-year legacy of accomplishments as a senior executive and board member throughout the computer gaming, nanotechnology, internet, software, media technology industries. Mr. Ollila was Chief of Staff and VP New Product Innovation at Verve Wireless Inc. from 2015 to 2017 where he was responsible for new product development. At Nokia, over an 8 year period from 2006 to 2014, Mr. Ollila played an integral role in the development and rollout of Nokia's services and also its long-term technology roadmap and innovation portfolio for smart devices starting as Director of Games Strategy and Industry Marketing and attaining the role of Senior Director, Long Term Technology Roadmap and Innovation Portfolio. Mr. Ollila led Nokia's first-party publishing business (games), video & photo sharing business, achieving a global reach in the hundreds of millions. Mr. Ollila was also a core member of Nokia's deal team for Nokia's and Microsoft's strategic agreement in 2011. In addition, Mr. Ollila has held numerous board and advisory positions including, Imagine Intelligent Materials (Independent Director), Blind Squirrel Games (Independent Director), EvoNexus (Member of Selection Committee), Adverty (Advisory Board member), Pyze (Advisory Board member), Kadho (Advisory Board member), Kin Wellness (Independent Director), advisory board of the Game Developers Conference (Mobile), board member of the EMEA Chapter of the Mobile Ecosystem Forum and Chairman of the Board of Physics Middleware provider Meqon Research AB (acquired by Ageia and now an integral part of the NVIDIA PhysX solution) and is a member of Southern California's start-up incubator EvoNexus's selection committee. Mr. Ollila has a PhD in Computer Science and an MBA from London Business School.

Steve Smith, Chief Financial Officer. Mr. Smith was appointed as our Chief Financial Officer on April 22, 2022 upon completion of the acquisition of Evasyst. Mr. Smith is a serial entrepreneur, starting his first venture in college, an online poker site, and has founded other businesses in social gaming and clean-tech. His finance career began after college as a Financial Analyst at Wells Fargo and continued through his own startups where he developed a keen talent for structuring fundraises. Mr. Smith has worked with over 40 startups as an independent consultant, sits on 2 advisory boards, and has significant experience in arranging debt financings. Mr. Smith graduated from the University of Arizona, Eller Business College. He previously held positions as Senior Advisor for Lance Capital, LLC (March 2021 - March 2022), Director of Finance for Scepter, Inc (March 2021-March 2022), and was CFO for Iteros, Inc (April 2016-Sept 2018).

David Jeffs, President, Secretary and Director. Mr. Jeffs has been the President of our Company and a member of our Board of Directors since October 2010. Prior to the Evasyst acquisition, Mr. Jeffs had been the Chief Executive Officer, President, Treasurer and Secretary of Live Current Media Inc. He was also the Chief Executive Officer of the Company from July 2002 through May 2007 and the President and a director of the Company from July 2002 through September 2007. During his first tenure as CEO of Live Current, the Company was recognized as one of the fastest growing companies in British Columbia for three years running by Business in Vancouver magazine and as one of the fastest growing companies in Canada for two years in a row by Profit500 magazine. Prior to his position with Live Current Media, Mr. Jeffs was the president and director of a private corporation trading in consumer goods products. Mr. Jeffs graduated from the University of British Columbia with a Bachelor of Arts where he majored in economics.

Justin Weissberg, Chief Game Officer & Director. Mr. Weissberg was appointed as a member of our board of directors on April 22, 2022 upon completion of the acquisition of Evasyst. Prior to the Company's acquisition of Evasyst, Mr. Weissberg acted as the Chairman and President of Evasyst. Mr. Weissberg co-founded Evasyst in 2018 and is steering the development of Kast. A former professional gamer turned entrepreneur; he competed in the esports space from 2005 to 2013 playing titles like Call of Duty 4, Call of Duty Modern Warfare 2, World of Warcraft, and Dota 2. Mr. Weissberg has a Bachelor of Arts in Economics from the University of California, Santa Cruz.

Leslie Klinger, Director. Mr. Klingler was appointed as a member of our board of directors on April 22, 2022 upon completion of the acquisition of Evasyst. An attorney with more than fifty years of experience in the fields of tax, estate planning, and business law, Klinger spent the first half of his career in large law firms. In 1993, he co-founded Kopple, Klinger & Elbaz, LLP, which represents many family-owned businesses and their owners, a wide range of creators in various entertainment media, and executives of major entertainment companies. He serves on several nonprofit organizations' boards and served for more than 10 years as the treasurer for two such organizations.

Heidi Steiger, Chairman/Director. Ms. Steiger was appointed as a member of our board of directors on April 22, 2022 upon completion of the acquisition of Evasyst. Former C-suite executive with 14 years' independent director experience on boards of all sizes, both public & private. Heidi spent most of her career at Neuberger Berman, NY, where she led the firm's IPO and sale. She also spent 2 years as Editor of Worth magazine. Other roles include president of a 100-year old family office, investment banker for Bershire Securities, and President of the Eastern half of the Private Bank for US Bank. Industry boards have included financial services, payments, insurance, energy and nuclear, utilities, defense and retailing. Since November 2018 she has been on the board of Fidelity Investments/Fidelity Strategic Advisors, Boston, MA (chair of Audit, Risk & Cybersecurity Committee).

Annamaria Rapakko, Director. Dr. Rapakko was appointed as a member of our board of directors on April 22, 2022 upon completion of the acquisition of Evasyst. Dr. Rapakko is a financial expert, and a seasoned business executive with a proven track record in leading teams successfully to implement strategic business initiatives retiring from PwC in 2017 as a Senior Partner in the Specialty Tax Practice. She is an expert in finance, audit, cross-border transactions, M&A, and international expansion / global structuring, particularly in the technology and life science industries. Annamaria has served as an independent director on a number of private for profit and non-profit companies. She is an angel investor and a business advisor helping tech companies with regard to their global footprint and expansion and tax strategy. She recently worked as an Entrepreneur-In-Residence at PwC (PricewaterhouseCoopers) New Ventures leading a new business venture for a SaaS product in the state tax area.

Dr. Rapakko has over 30 year's experience as a business leader, and has worked with a variety of public and private companies, advising on accounting and tax strategies, international expansion, global corporate structuring, due diligence, corporate mergers and acquisitions, IPO's, and stock option plans. During her years as an advisor, Dr. Rapakko developed deep expertise in the technology and life science industries. She rendered financial advice to over 300 companies in Silicon Valley. At PwC in Silicon Valley, for over 20 years, Dr. Rapakko, as a senior partner, led the Specialty Tax Practice and grew the International Tax Practice from ground up. She had P/L level responsibility for the operations of these divisions. Dr. Rapakko was an integral member of the leadership team at the PwC tax practice in Silicon Valley and was responsible for short-term and long-term market strategies.

Prior to joining PwC, Dr. Rapakko had her own cross-border finance and tax advisory practice. She also taught at Rovaniemi Law School and Helsinki Business School as an associate law professor. Additionally, she served as a District Court judge in Finland. Dr. Rapakko holds a J.S.D. (Doctor of the Science of Law) degree from Stanford Law School, an M.B.A degree from Turku Business School (Finland) and a J.D. degree from University of Turku, Law School (Finland). She has completed Director Development Program at Kellogg School of Management, and Directors' College Program at Stanford Law School, Rock Center for Corporate Governance.

Term Of Office

The Company's directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. The Company's executive officers are appointed by its board of directors and hold office until removed by its board of directors or until their successors are appointed.

Other Significant Employees

Other than the Company's executive officers, the Company does not have any significant employees.

Audit Committee

The Company does not currently have a separately designated audit committee. As such, the Company's entire board of directors acts as its audit committee. The Company's board of directors has determined that Mrs. Rapakko qualifies as an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation SK. The OTCQB Marketplace, where the Company's securities are traded, does not have independence requirements. In determining independence, the Company has applied the definition set out in NASDAQ Rule 5605(a)(2). Mrs. Rapakko meets the qualifications for independence set forth in that rule.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Ollila Family Trust Dated June 18, 2018	1	1	Nil
Heidi Steiger	1	1	Nil
Seraph Living Trust	1	1	Nil
Leslie Klinger	2	2	Nil
Annamaria Rapakko	1	1	Nil
Steve Smith	1	1	Nil

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to the Company's named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during its last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mark Ollila(1) CEO	2021	$0	$0	$0	$0	$0	$0	$0	$0
	2022	$205,619	$0	$0	$0	$0	$0	$0	$205,619
Steve Smith(2) CFO	2021	$0	$0	$0	$0	$0	$0	$0	$
	2022	$139,951	$0	$0	$0	$0	$0	$0	$139,951
David Jeffs President Secretary and Director	2021	$120,000	$0	$0	$59,826	$0	$0	$0	$179,826
	2022	$172,482	$0	$0	$0	$0	$0	$0	$172,2482
Justin Weissberg Director and CGO	2021	$0	$0	$0	$0	$0	$0	$0	$0
	2022	$105,823	$0	$0	$0	$0	$0	$0	$105,823

Notes:

(1) Mr. Ollila was appointed as an executive officer and director of the Company on April 22, 2022. Mr. Ollila has committed to a full-time employment contract with the Company with a 2-year term and a base salary of $325,000 per annum with a bonus opportunity of 100% to 167% of his base salary subject to meeting certain milestones and subject to board approval. Severance of 12 months salary shall be payable in the event Mr. Ollila chooses to resign with reason or is terminated without cause, with the exception that if Mr. Ollila's employment with the Company is terminated without cause in the first 12 months of his employment term, severance rises to 24 months' salary.

(2) Mr. Smith was appointed as an executive officer of the Company on April 22, 2022. has committed to a full-time employment contract with the Company at will and with a base salary of $200,000 per annum and a bonus opportunity of 50% of his base salary subject to meeting certain milestones as determined by the board and subject to board approval.

(3) Mr. Jeffs has committed to a full-time employment contract with the Company with a 2-year term and a base salary of $200,000 per annum with a bonus opportunity of 100% of his base salary subject to meeting certain milestones as determined by the board and subject to board approval. Severance of 12 months shall be payable in the event Mr. Jeffs chooses to resign with reason or is terminated without cause. During the year ended December 31, 2021, the Company did not have a written compensation arrangement in place with Mr. Jeffs. However, the Company verbally agreed to compensate Mr. Jeffs at a rate of $120,000 per year.

(4) Mr. Weissberg was appointed as a director of the Company on April 22, 2022. Mr. Weissberg has committed to a full-time employment contract with the Company and base salary of $150,000 per annum with a bonus opportunity of 100% of his base salary subject to meeting certain milestones as determined by the board and subject to board approval. Severance of 12 months shall be payable in the event Mr. Weissberg chooses to resign with reason or is terminated without cause.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2022.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
David Jeffs	1,000,000	None.	$0.10	Jan. 8, 2021	Jan. 8, 2023

Director Compensation

The following table sets forth the compensation paid to our directors during our December 31, 2022 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2022 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heidi Steiger	$22,500	$0	$0	$0	$0	$0	$22,500
Annamaria Rapakko	$22,500	$0	$0	$0	$0	$0	$22,500
Leslie Klinger	$22,500	$0	$0	$0	$0	$0	$22,500
Amir Vahabzadeh	$0	$0	$0	$0	$0	$0	$0
John da Costa	$0	$0	$0	$0	$0	$0	$0

Notes:

(1) Mr. Vahabzadeh was granted 200,000 options exercisable at a price of $0.10 per share, expiring January 8, 2023. The options granted to Mr. Vahabzadeh expired 30 days after he ceased to act as a director of the Company.

(2) Mr. da Costa was granted 200,000 options exercisable at a price of $0.10 per share, expiring January 8, 2023. The options granted to Mr. da Costa expired 30 days after he ceased to act as a director of the Company.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee is comprised of Heidi Steiger (Chair), Annamaria Rapakko, and Leslie Klinger. The Board of Directors reviews the recommendations from the Compensation Committee with regard to the compensation of the directors and the Chief Executive Officer of the Company on an annual basis. To make its recommendations on the compensation of directors and the Chief Executive Officer, the Compensation Committee takes into account the types of compensation and the amounts paid to officers and directors of comparable publicly traded companies. More recently the Compensation Committee engaged third party compensation consulting firm, Compensia, to provide a review of the market and current trends in compensation to ensure the Company's compensation arrangements are competitive.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved by Security Holders	1,000,000	$0.10	4,000,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of common shares owned beneficially as of [NTD. Most recent practicable date prior to filing.] by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of its directors, (iii) each of its named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Mark Ollila	20,193,613(2) Indirect	12.6%
Common Stock	Steve Smith	50,257 Direct	<1%
Common Stock	David Jeffs	10,534,403(3) Direct	6.4%
Common Stock	Justin Weissberg	26,700,365(4) Indirect	16.6%
Common Stock	Leslie Klinger	226,406(5) Direct	<1%
Common Stock	Heidi Steiger	4,617,820(6) Direct and Indirect	3.0%
Common Stock	Annamaria Rappako	Nil	N/A
	All Officers and Directors as a Group	60,605,808 Direct	37.3%
5% Shareholders
None.

Notes:

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of its shares actually outstanding on April 17,2023. As of April 17, 2023, there were 160,631,229 shares of common stock issued and outstanding.

(2) Consists of 20,193,6131,124,500 shares held by The Ollila Family Trust Dated June 18, 2018, of which Mr. Ollila and his spouse have voting and investment power.

(3) Consists of 8,534,403 shares directly held, 1,000,000 held byare registered in the names of immediate family members forsharing the benefit ofsame address as Mr. Jeffs and 1,000,000 options exercisable at $0.10 per share.

(4) Consists of 26,700,365 shares held by The Seraph Living Trust, of which Mr. Weissberg is the trustee.

(5) Consists of 187,436 shares of (3) Includes options to purchase 1,000,000 shares of our common stock, 79,411 shares of common stock issuable upon the at an exercise of convertible notes in the principal amount of $27,000 at a conversion price of $0.3410 per share and due on March 28, 2024, and 59,588.

(4) Includes options to purchase 200,000 shares of our common stock issuable upon theat an exercise price of warrants exercisable at $0.6010 per share and expiring March 28, 2027.

(6) Consists of 3,150,174 shares of common stock, 952,941 shares of common stock issuable upon the exercise of convertible notes in the principal amount of $324,000 at a conversion price of $0.34 per share and due on March 28, 2024, and 714,705 shares of common stock issuable upon the exercise of warrants exercisable at $0.60 per share and expiring March 28, 2027.

Changes in Control

As of the date of this report, the Company is not aware of any arrangements that are likely to result in a change in control of the Company.

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

Mark Ollila, the CEO of the Company, participated in the Company's October 2022 Convertible Note Offering. For an aggregate purchase price of $100,000, Mr. Ollila purchased October 2022 Convertible Notes having an original principal amount of $115,000 and October 2022 Warrants entitling him to purchase up to 607,500 shares of the Company's common stock. See "Recent Sales of Unregistered Securities" for additional details regarding the October 2022 Convertible Note Offering.

Amir Vahabzadeh, a former director of the Company, participated in the Company's March 2022 Convertible Note Offering. For an aggregate purchase price of $255,000, Mr. Vahabzadeh purchased March 2022 Convertible Notes having an original principal amount of $275,400 and March 2022 Warrants entitling him to purchase up to 607,500 shares of the Company's common stock. See "Recent Sales of Unregistered Securities" for additional details regarding the March 2022 Convertible Note Offering.

Prior to her appointment as a director of the Company, Heidi Steiger, now a director of the Company, participated in the Company's March 2022 Convertible Note Offering. For an aggregate purchase price of $300,000, Ms. Steiger purchased March 2022 Convertible Notes having an original principal amount of $324,000 and March 2022 Warrants entitling her to purchase up to 714,705 shares of the Company's common stock. See "Recent Sales of Unregistered Securities" for additional details regarding the March 2022 Convertible Note Offering.

In November and December 2022, the Company issued two note agreements for $25,000 each, one to Heidi Steiger, and the other to Annamaria Rapakko. The notes bear interest at 18% and are due originally in the first quarter of 2023, however are now extended to second quarter of 2023. As of December 31, 2022, outstanding balance of promissory notes amounted to $50,000.

Director Independence

Quotations for the Company's common stock are currently entered on the OTC QB marketplace, which does not have director independence requirements. In determining whether any of its directors are independent, the Company has applied the definition for "Independent Directors" set out in NASDAQ Rule 5605(a)(2). In applying this definition, the Company has determined that Heidi Steiger, Leslie Klinger and Annamaria Rapakko are independent directors.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$114,769	$17,000
Audit-Related Fees	—	10,500
Tax Fees	9,000	4,000
All Other Fees	—	—
Total	$114,769	$31,500

Our board of directors annually reviews the qualifications of Weinberg and Company, P.A, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles - Name Change to Communicate com Inc. (1)
3.3	Certificate of Amendment to Articles - Increase in Authorized Capital to 500,000,000 shares of common stock, par value of $0.001(1)
3.4	Certificate of Amendment to Articles - Name Change to Live Current Media, Inc. (1)
3.5	Certificate of Amendment to Articles - Increase in Authorized Capital to 850,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001(6)
3.6	Amended and Restated Bylaws(1)
10.1	2018 Stock Option Plan(2)
10.2	Securities Purchase Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(3)**
10.3	Registration Rights Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(3)
10.4	Security Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(3)
10.5	Amendment Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund LLC dated October 27, 2022(4)
10.6	Securities Purchase Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated October 27, 2022(4)**
10.7	Registration Rights Agreement between Live Current Media, Inc. and Mercer Street Global Opportunity Fund, LLC dated February 15, 2022(4)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(5)
23.1	Consent of Weinberg & Company, P.A.
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL documentXBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, originally filed on February 1, 2018.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K. filed on December 12, 2018.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 16, 2022.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 3, 2022.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed on July 15, 2022.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 14, 2023.

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

Live Current Media, Inc.

Date:	April 21, 2023	By:	/s/ MARK OLLILA
MARK OLLILA
Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 21, 2023	By:	/s/ MARK OLLILA
MARK OLLILA
Chief Executive Officer,
(Principal Executive Officer) and Director

Date:	April 21, 2023	By:	/s/ STEVE SMITH
STEVE SMITH
Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2023	By:	/s/ HEIDI STEIGER
HEIDI STEIGER
Director and Chair of the Board

Date:	April 21, 2023	By:	/s/ David Jeffs
DAVID JEFFS
Director

Date:	April 21, 2023	By:	/s/ JUSTIN WEISSBERG
JUSTIN WEISSBERG
Director

Date:	April 21, 2023	By:	/s/ LESLIE KLINGER
LESLIE KLINGER
Director

Date:	April 21, 2023	By:	/s/ ANNAMARIA RAPAKKO
ANNAMARIA RAPAKKO
Director